Form 10-Q
period 2000-06-30
AXCELIS TECHNOLOGIES INC
filed 2000-08-24
CIK 1113232

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 2000
                     -------------


Commission file number  000-30941
                        ---------


                  Axcelis Technologies, Inc.
-------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Delaware                       34-1818596
-------------------------------------------------------------
 (State of incorporation)            (I.R.S. Employer
                                    Identification No.)


      55 Cherry Hill Drive, Beverly, MA          01915
-------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


                     (978) 232-4000
-------------------------------------------------------------
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                         (1)  Yes X   No
                         (2)  Yes     No X


As of August 21, 2000, there were 97,050,000 shares of the registrant's common stock outstanding.

                PART I. - FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS

                   AXCELIS TECHNOLOGIES, INC.
                    COMBINED BALANCE SHEETS
                         (in thousands)
                           (unaudited)

                                               June 30,  December 31,
                                                 2000       1999
                                                 ----       ----
ASSETS
Current assets
  Cash & short-term investments             $  41,914   $  3,530
  Accounts receivable                         117,719    101,335
  Receivable from Eaton Corporation            21,748     11,241
  Inventories                                 109,875     83,326
  Deferred income taxes                        37,586     33,036
  Prepaid expenses                              2,943      3,024
                                             --------   --------
    Total current assets                      331,785    235,492

Property, plant & equipment                    62,560     73,809
Investment in Sumitomo Eaton Nova Corporation  32,126     22,210
Goodwill                                       44,341     47,006
Intangible assets                              23,303     26,190
Other assets                                   18,515     18,128
                                             --------   --------
    Total assets                             $512,630   $422,835
                                             ========   ========

LIABILITIES & STOCKHOLDER'S NET INVESTMENT
Current liabilities
  Accounts payable                           $ 32,689   $ 24,579
  Dividend payable to Eaton Corporation       300,000
  Accrued compensation                         10,601      8,984
  Warranty reserve                             27,199     18,568
  Other current liabilities                    14,934     13,602
                                             --------   --------
    Total current liabilities                 385,423     65,733
Deferred income taxes                          10,666     10,238
Pension & other employee benefit liabilities    3,452      4,568
Stockholder's net investment
  Parent Company investment                   115,636    347,825
  Accumulated other comprehensive income
    (loss)                                     (2,547)    (5,529)
                                             --------   --------
    Total stockholder's net investment        113,089    342,296
                                             --------   --------
      Total liabilities & stockholder's net
        investment                           $512,630   $422,835
                                             ========   ========


See accompanying notes to combined financial statements.

                    AXCELIS TECHNOLOGIES, INC.
               STATEMENTS OF COMBINED OPERATIONS
          (in thousands, except for per share amounts)
                          (unaudited)

                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     ------------------    ----------------
                                        2000      1999      2000      1999
                                        ----      ----      ----      ----
Net sales                           $165,844  $ 98,814  $308,895  $157,938
Cost of products sold                 92,576    57,302   174,153    95,658
                                    --------  --------  --------  --------
Gross profit                          73,268    41,512   134,742    62,280

Other costs & expenses
  Selling                             13,420     8,485    25,018    17,572
  General & administrative            14,595     9,751    27,625    19,363
  Research & development              17,377    12,549    33,502    24,732
  Amortization of goodwill &
    intangible assets                  2,320     2,320     4,640     4,640
                                    --------  --------  --------  --------
Income (loss) from operations         25,556     8,407    43,957    (4,027)

Other income (expense)
  Royalty income                       3,949     1,760     7,772     2,725
  Equity income (loss) of Sumitomo
    Eaton Nova Corporation             3,316    (1,302)    6,656    (3,749)
  Other income (expense) - net        (1,334)     (447)      215      (592)
                                    --------  --------  --------  --------
Total other income (expense)           5,931        11    14,643    (1,616)
                                    --------  --------  --------  --------
Income (loss) before income taxes     31,487     8,418    58,600    (5,643)
Income taxes (credit)                  9,916     2,206    18,167    (1,480)
                                    --------  --------  --------  --------
Net income (loss)                   $ 21,571  $  6,212  $ 40,433  $ (4,163)
                                    ========  ========  ========  ========
Basic & diluted net income (loss)
  per share                         $    .27  $    .08  $    .51  $   (.05)

Shares used in computing basic &
  diluted net income (loss) per
  share                               80,000    80,000    80,000    80,000

Unaudited pro forma basic & diluted
  net income per share              $    .22            $    .42

Shares used in computing unaudited
  pro forma basic & diluted net
  income per share                    97,050              97,050


See accompanying notes to combined financial statements.

                   AXCELIS TECHNOLOGIES, INC.
                STATEMENTS OF COMBINED CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                          Six Months Ended
                                                              June 30
                                                          ----------------
                                                          2000        1999
                                                          ----        ----
Operating activities
  Net income (loss)                                  $  40,433   $  (4,163)
  Adjustments to reconcile to net cash provided
    by (used in) operating activities
      Depreciation                                       4,469       4,434
      Amortization of goodwill & intangible assets       4,640       4,640
      Deferred income taxes                             (4,122)      4,746
      Undistributed (income) loss of Sumitomo
        Eaton Nova Corporation                          (6,656)      3,749
      Deferred royalty income from Sumitomo Eaton
        Nova Corporation                                            (2,286)
      Restructuring charges                                         (4,739)
      Changes in operating assets & liabilities,
        excluding non-cash restructuring charges
          Accounts receivable                          (27,571)    (47,784)
          Inventories                                  (26,572)     (7,612)
          Accounts payable & other current
            liabilities                                 20,143      31,489
          Other assets                                    (388)      5,387
          Other - net                                     (223)      2,960
                                                     ---------   ---------
       Net cash provided by (used in) operating
         activities                                      4,153      (9,179)

Investing activities
  Expenditures for property, plant & equipment          (2,683)     (8,776)
  Sale of Austin, Texas facility                        10,967
  Other - net                                           (1,431)       (901)
                                                     ---------   ---------
Net cash provided by (used in) investing
  activities                                             6,853      (9,677)

Financing activities
  Transfers from (to) Parent Company relating to
    Accounts receivable                               (263,837)   (111,865)
    Inventories & operating expenses                   266,942     137,974
    Expenditures for property, plant & equipment         2,683       8,776
    Other - net                                         21,590     (14,347)
                                                     ---------   ---------
       Net cash provided by financing activities        27,378      20,538
                                                     ---------   ---------
Net increase in cash & short-term investments           38,384       1,682
Cash & short-term investments at beginning
  of period                                              3,530       3,338
                                                     ---------   ---------
Cash & short-term investments at end of period       $  41,914   $   5,020
                                                     =========   =========


See accompanying notes to combined financial statements.

                   AXCELIS TECHNOLOGIES, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS
                          (unaudited)


Nature of Business and Basis of Presentation
--------------------------------------------
     Axcelis Technologies, Inc. ("Axcelis" or the "Company"), a wholly owned subsidiary of Eaton Corporation ("Eaton" or "Parent Company") as of June 30, 2000, is a leading producer of ion implantation equipment used in the fabrication of semiconductors. The Company also produces dry strip, photostabilization and rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, it provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company has a 50-50 joint venture in Japan with Sumitomo Heavy Industries, Ltd.
This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from Axcelis for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

     On April 26, 2000, Eaton announced its plan to reorganize its semiconductor equipment operations into an independent, publicly-held company, Axcelis Technologies, Inc. On June 30, 2000 Eaton substantially completed the transfer of all the assets and related liabilities of its semiconductor equipment operations to the Company.

     The accompanying combined financial statements include the assets, liabilities, revenues and expenses of Axcelis based on Eaton's historical amounts. The financial statements include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. However, Eaton did not account for or operate the Company as a separate, stand-alone entity for the periods presented and, as a result, the financial information included herein may not reflect the combined financial position, operating results and cash flows of the Company if it had been a separate, stand-alone entity during the periods presented or in the future. Parent Company investment represents Eaton's investment in Axcelis. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. The equity method is used to account for the 50% investment in SEN.

     The accompanying combined financial statements for the three and six months ended June 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the audited financial statements included in the Company's Registration Statement (Registration No.333-36330) on Form S-1 filed with the Securities and Exchange Commission on May 5, 2000, as amended ("Registration Statement"). The combined financial statements should be read in conjunction with the combined financial statements and related notes included in the Registration Statement. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

Initial Public Offering
-----------------------
     On July 10, 2000, the Company commenced its initial public offering (IPO) of 15,500,000 shares of common stock. On July 20, 2000, the IPO was completed when the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,550,000 shares. At the offering price of $22.00 per share, the Company received $352.6 million from these transactions, net of underwriting discounts and commissions. The net proceeds, together with cash from other sources, were used to pay a previously declared $300 million dividend to Eaton. Remaining proceeds will be used for general corporate purposes. Prior to the IPO, Eaton owned 100% of the 80,000,000 shares of the outstanding Axcelis common stock. As a result of the IPO, Eaton now owns 82.4% of the Company's 97,050,000 outstanding shares of common stock.

     Eaton currently plans to consummate its divestiture of the Axcelis common stock to Eaton's shareholders approximately six months following the IPO by distributing all of its shares of Axcelis common stock in a tax-free transaction to Eaton shareholders. Eaton may accomplish this divestiture through a split-off, a spin-off or some combination of both transactions. Eaton will, in its sole discretion, determine the timing, structure and terms of the divestiture of the remaining shares of Axcelis common stock that it owns. This planned divestiture by Eaton is subject to receiving a private letter ruling from the Internal Revenue Service that the divestiture will be tax-free to Eaton and its shareholders and that Eaton's contribution of assets to the Company in connection with the separation from Eaton will qualify as a tax-free reorganization for U.S. federal income tax purposes. Eaton filed a private letter ruling request during the second quarter of 2000.

Net Income (Loss) Per Share
---------------------------
     Basic and diluted net income (loss) per share amounts are calculated based on 80,000,000 shares of common stock that were outstanding prior to the IPO, as described above.

     In future periods, basic net income (loss) per share will be calculated based on the weighted average number of shares of common stock outstanding during the period. This average will include the 15,500,000 shares of common stock sold in the IPO and the additional 1,550,000 shares of common stock sold upon exercise of the underwriters' over-allotment option. Diluted net income (loss) per share will be calculated based on the weighted average number of shares of common stock outstanding as described previously, plus the dilutive effect of stock options, calculated using the treasury stock method.

     Unaudited pro forma basic and diluted net income per share amounts are calculated based on 80,000,000 shares of common stock outstanding that are owned by Eaton, plus the additional 17,050,000 shares that were sold in the IPO in July 2000.

Comprehensive Income (Loss)
--------------------------
     The components of comprehensive income are as follows (in thousands):

                                Three months ended   Six months ended
                                     June 30             June 30
                                ------------------   ----------------
                                 2000       1999      2000       1999
                                 ----       ----      ----       ----
Net income (loss)             $21,571    $ 6,212   $40,433    $(4,163)
Foreign currency translation
  adjustments                   3,460        171     2,982     (1,691)
                              -------    -------   -------    -------
Comprehensive income (loss)   $25,031    $ 6,383   $43,415    $(5,854)
                              =======    =======   =======    =======

Inventories
-----------
     Inventories are carried at lower of cost, determined using the first-in, first-out (FIFO) method, or market. The components of inventory follow (in thousands):

                               June 30,    December 31,
                                 2000         1999
                                 ----         ----
Raw materials                $ 69,413     $ 54,146
Work-in-process                27,974       19,229
Finished goods                 24,162       20,800
                             --------     --------
                              121,549       94,175
Inventory allowances          (11,674)     (10,849)
                             --------     --------
                             $109,875     $ 83,326
                             ========     ========


Recent Accounting Pronouncements
--------------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company must adopt the standard by the first quarter of 2001. SFAS No. 133 is not expected to have a material impact on the Company's combined financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101, which was subsequently amended by SAB No. 101A and SAB No. 101B (collectively referred to as SAB 101), articulates certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has concluded that its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview
--------
     We are a leading producer of ion implantation equipment used in the fabrication of semiconductors. We also produce dry strip, photostabilization and rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. We have a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan.

Separation from Eaton Corporation
---------------------------------
     Prior to the initial public offering on July 10, 2000, we were a wholly owned subsidiary of Eaton Corporation (Eaton). On June 30, 2000, Eaton substantially completed the transfer to us of all of the assets of its semiconductor equipment operations that were not owned by us, and we assumed the related liabilities. We also entered into various other agreements with Eaton which provide for transitional services and support, including those associated with voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. Under these agreements, we will reimburse Eaton for its direct and indirect costs of providing these services until the divestiture, and thereafter, for a limited time, we will reimburse Eaton for its costs plus an additional fee. The transition periods covered by these agreements vary, but are generally less than two years from July 10, 2000. The agreements do not necessarily reflect the costs of obtaining these services from unrelated third parties or of providing the applicable services in-house. However, management believes that purchasing these services from Eaton provides an efficient means of obtaining these services during the transition period. We must also negotiate new agreements with various third parties as a separate, standalone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we have enjoyed as part of Eaton. See "Arrangements with Eaton" included in our Registration Statement for a more detailed discussion of the agreements entered into between our company and Eaton.

Results of Operations
---------------------
     During the second quarter of 2000, demand for our products and services continued to grow as semiconductor manufacturers added capacity and invested in new technology in response to strong demand for communications and consumer electronics products and the resulting increase in semiconductor use. As a result, our net sales and net income for the second quarter of 2000 reached new quarterly records. Historically, semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, our results of operations for the three and six months ended June 30, 2000 may not necessarily be indicative of future operating results.

The following table sets forth combined statements of operations data expressed as a percentage of net sales for the periods indicated:

                                      Three Months Ended     Six Months Ended
                                           June 30               June 30
                                      ------------------     ----------------
                                       2000         1999      2000       1999
                                       ----         ----      ----       ----
Net sales                             100.0%       100.0%    100.0%     100.0%
Gross profit                           44.2         42.0      43.6       39.4

Other costs & expenses
  Selling                               8.1          8.6       8.1       11.1
  General & administrative              8.8          9.9       8.9       12.2
  Research & development               10.5         12.7      10.9       15.7
  Amortization of goodwill &
    intangible assets                   1.4          2.3       1.5        2.9
                                      -----        -----     -----      -----
Income (loss) from operations          15.4          8.5      14.2       (2.5)

Other income (expense)
  Royalty income                        2.4          1.8       2.5        1.7
  Equity income (loss) of SEN           2.0         (1.3)      2.2       (2.4)
  Other income (expense) - net          (.8)         (.5)       .1        (.4)
                                      -----        -----     -----      -----
Income (loss) before income taxes      19.0          8.5      19.0       (3.6)
Income taxes (credit)                   6.0          2.2       5.9       (1.0)
                                      -----        -----     -----      -----
Net income (loss)                      13.0%         6.3%     13.1%      (2.6)%
                                      =====        =====     =====      =====

Net Sales
---------
     Net sales increased $67.0 million, or 67.8%, to a record $165.8 million in the second quarter of 2000 from $98.8 million in the second quarter of 1999. Net sales increased $151.0 million, or 95.6%, to a record $308.9 million in the first half of 2000 from $157.9 million in the first half of 1999. The increases in net sales from comparable periods in 1999 were attributable to continued high levels of capital spending by our semiconductor manufacturing customers, resulting in increased demand for our products.

Gross Profit
------------
     Gross profit increased $31.8 million, or 76.5%, to $73.3 million in the second quarter of 2000 (44.2% of net sales) from $41.5 million in the second quarter of 1999 (42.0% of net sales). Gross profit increased $72.4 million, or 116.3%, to $134.7 million in the first half of 2000 (43.6% of net sales) from $62.3 million in the first half of 1999 (39.4% of net sales). Increases from prior year periods were due primarily to improved capacity utilization as a result of higher sales volume.

Selling
-------
     Selling expense increased $4.9 million, or 58.2%, to $13.4 million in the second quarter of 2000 from $8.5 million in the second quarter of 1999. Selling expense increased $7.4 million, or 42.4%, to $25.0 million in the first half of 2000 from $17.6 million in the first half of 1999. The increases were primarily due to increased headcount and commissions associated with the increase in net sales. As a percentage of net sales, selling expense decreased to 8.1% in the second quarter of 2000 and the first six months of 2000 compared to 8.6% and 11.1% for the same periods in 1999, respectively, as costs were spread over a higher revenue base.

General & Administrative
------------------------
     General and administrative expense, including the allocation of Eaton general corporate expenses to our business, increased $4.8 million, or 49.7%, to $14.6 million in the second quarter of 2000 from $9.8 million in the second quarter of 1999. General and administrative expense, including the allocation of Eaton general corporate expenses to our business, increased $8.2 million, or 42.7%, to $27.6 million in the first half of 2000 from $19.4 million in the first half of 1999. The increases were primarily attributable to increased personnel costs associated with an increase in headcount necessary to support our increased business volume. As a percentage of net sales, general and administrative expense decreased to 8.8% in the second quarter of 2000 and 8.9% in the first half of 2000 as compared to 9.9% and 12.2% for the same periods in 1999, respectively, as these costs were spread over a higher revenue base.

Research & Development
----------------------
     Research and development expense increased $4.9 million, or 38.5%, to $17.4 million in the second quarter of 2000 from $12.5 million in the second quarter of 1999. Research and development expense increased $8.8 million, or 35.5%, to $33.5 in the first half of 2000 from $24.7 million in the first half of 1999. The increases over comparable prior year periods resulted from our continued investment in both current product enhancements and new product development. As a percentage of net sales, research and development expense decreased to 10.5% in the second quarter of 2000 and 10.9% in the first half of 2000 as compared to 12.7% and 15.7% for the same periods in 1999, respectively, as costs were spread over a higher revenue base.

Income (Loss) From Operations
-----------------------------
     Income from operations was $25.6 million in the second quarter of 2000 as compared to $8.4 million in the second quarter of 1999. Income from operations was $44.0 million in the first half of 2000 compared to a loss of $4.0 million in the first half of 1999. The increase was primarily a result of the factors described above.

Other Income (Expense)
---------------------
     Total other income-net increased to $5.9 million in the second quarter of 2000 as compared to $11,000 in the second quarter of 1999. Total other income-net increased to $14.6 million in the first half of 2000 as compared to an expense of $1.6 million in the first half of 2000. Other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $3.9 million in the second quarter of 2000 as compared to $1.8 million in the second quarter of 1999, and $7.8 million in the first half of 2000 as compared to $2.7 million in the first half of 1999. Equity income attributable to SEN was $3.3 million in the second quarter of 2000 compared to a loss of $1.3 million in the second quarter of 1999, and $6.7 million in the first half of 2000 as compared to an expense of $3.7 million in the first half of 1999. The increases in 2000 were attributable to increased SEN sales volume due primarily to the recovery in the Japanese semiconductor market, which began in late 1999.

Income Taxes (Credit)
--------------------
     Income taxes were $9.9 million in the second quarter of 2000 as compared to $2.2 million in the second quarter of 1999. Income taxes were $18.2 million in the first half of 2000 as compared to an income tax credit of $1.5 million in the first half of 1999. The effective income tax rate was 31.5% in the second quarter of 2000 and 31.0% in the first half of 2000, as compared to a 26.2% tax rate in the second quarter and first half of 1999. The tax rate in all periods differs from the U.S. statutory rate primarily due to nontaxable equity income (losses) from SEN and credits from increased research activities.
These adjustments had a lesser impact on the current year's tax rate as compared to the prior year's rate due to the significant increase in pretax income in 2000.

Net Income (Loss)
----------------
     Net income increased to $21.6 million in the second quarter of 2000 and $40.4 million in the first half of 2000 as compared to $6.2 million in the second quarter of 1999 and a loss of $4.2 million in the first half of 1999. The increase was principally a result of the factors discussed above. Earnings per share were $0.27 in the second quarter of 2000 and $0.51 in the first half of 2000. Comparable earnings per share were $0.08 and a loss of $0.05 in 1999, respectively. In future periods, earnings per share will reflect the 17,050,000 additional shares outstanding resulting from the initial public offering of our common stock and related exercise of the underwriters over-allotment option which occurred in July 2000.

Liquidity & Capital Resources
------------------------------
     As of June 30, 2000, cash and short-term investments were $41.9 million, compared with $3.5 million as of December 31, 1999. The increase in cash was due primarily to increased business volume in the first half of 2000 and the sale of the Austin, Texas facility for $11.0 million. Net working capital, excluding the previously declared $300 million dividend payable to Eaton Corporation in conjunction with the initial public offering, was $246.4 million at June 30, 2000 as compared to net working capital of $169.8 million as of December 31, 1999. The increases in cash, accounts receivable and inventory were the primary causes of the increase in working capital, all of which increased primarily as a result of higher business volume in the first half of 2000.

     Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2000 as compared to net cash used of $9.2 million for the six months ended June 30, 1999. The cash provided by operating activities in the first half of 2000 was primarily the result of improved earnings performance.

     Capital expenditures were $2.7 million in the first half of 2000 and $8.8 million in the first half of 1999. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business. We anticipate increased capital expenditures to support anticipated worldwide sales growth including the expansion of our Beverly, Massachusetts and Rockville, Maryland facilities.

     On July 10, 2000, we completed our initial public offering of 15,500,000 shares of common stock. Additionally, on July 20, 2000, the underwriters of the offering exercised their over-allotment option to purchase an additional 1,550,000 shares. At the offering price of $22.00 per share, the Company received $352.6 million, net of underwriting discounts and commissions, $300 million of which was used to pay a previously declared dividend to Eaton.

     On July 19, 2000, we settled with Eaton substantially all of the amounts classified as "Receivable from Eaton Corporation" that had resulted from Eaton's processing of the majority of our cash receipts and disbursements through June 30, 2000, resulting in a net cash payment to us of $28.1 million. This $28.1 million receivable had been a payable to Eaton of $.9 million at March 31, 2000 and a receivable from Eaton of approximately $23.0 million at May 31, 2000, as discussed in the Registration Statement. As of July 19, 2000, substantially all of the remaining "Receivable from Eaton Corporation" not retained by Eaton ($3.7 million as of March 31, 2000) had also been repaid.

     Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and the extent of these factors, the Company's management believes that the net proceeds from the IPO retained by us, together with available cash and our cash flows from operations, will provide sufficient working capital to satisfy commitments for capital expenditures and other cash requirements for the business.


Risk Factors
------------
     As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, highly competitive semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependency on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Risk Factors" beginning on page 9 of the Registration Statement. If any of those risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        A discussion of market risk exposures is included in the audited combined financial statements and related notes for the year ended December 31, 1999 under Management's Discussion and Analysis - Quantitative and Qualitative Disclosure about Market Risk as presented in the Registration Statement. There were no material changes during the six months ended June 30, 2000.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, a number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to patent validity or infringement, commercial, employment and employee benefit matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to materially affect us.

Item 2.  Changes in Securities and Use of Proceeds

     In connection with its initial public offering (IPO) in July 2000, Axcelis filed its Registration Statement, which was declared effective on July 10, 2000. The managing underwriters in the offering were Goldman, Sachs & Co., Morgan Stanley Dean Witter, Lehman Brothers and Salomon Smith Barney.

     Pursuant to the Registration Statement, Axcelis registered 97,050,000 shares of its common stock, $.001 par value per share for its own account. Eaton currently plans to divest of its 80,000,000 shares of Axcelis common stock approximately six months after the IPO by distributing all of its shares of Axcelis common stock in a tax-free transaction to Eaton shareholders. In the IPO (including the exercise of the over-allotment option), Axcelis sold 17,050,000 shares of common stock at $22.00 per share resulting in gross proceeds of $375.1 million, $22.5 million of which was applied toward the underwriting discounts and commissions. Other expenses related to the IPO are estimated to have been $3.0 million and have been paid or are payable to unaffiliated parties. The company used a portion of the proceeds for the payment of a previously declared dividend to Eaton of $300 million. On July 20, 2000, Axcelis completed the IPO by selling an additional 1,550,000 shares of common stock upon exercise of the underwriters' over-allotment option. Axcelis currently expects to use the remaining net proceeds primarily for general corporate purposes.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b) Reports on Form 8-K.

    Not applicable

                            Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Axcelis Technologies, Inc.
                                  ----------------------------
                                  Registrant

Date:  August 24, 2000            /s/ Brian R. Bachman
                                  ----------------------------
                                  Brian R. Bachman
                                  Vice Chairman and Chief Executive Officer

                                  /s/ Kevin M. Bisson
                                  ----------------------------
                                  Kevin M. Bisson
                                  Vice President - Controller
                                  Principal Financial and Accounting Officer

                          EATON CORPORATION

                           EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number       Exhibit
------------------     -------

27 Financial Data Schedule