Form 10-Q
period 2000-09-30
AXCELIS TECHNOLOGIES INC
filed 2000-11-14
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number    000-30941

AXCELIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1818596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Cherry Hill Drive
Beverly, Massachusetts       01915
(Address of principal executive offices, including zip code)

(978) 232-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X] NO [  ] .

As of November 14, 2000 there were 97,050,000 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and September 30, 1999

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Condition, Liquidity and Capital Resources

Risk Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
(In thousands, except per           -----------------------  -----------------------
 share amounts)                          2000       1999         2000       1999
----------------------------------  ----------- -----------  ----------- -----------
Net sales.......................... $  182,509  $  108,658   $  491,404  $  266,596
Cost of products sold..............    101,327      66,398      275,480     162,056
                                    ----------- -----------  ----------- -----------
Gross margin.......................     81,182      42,260      215,924     104,540

Other costs & expenses
   Selling.........................     15,881      10,085       40,899      27,657
   General and administrative......     15,670     10,608  43,295      29,971
   Research & development.......... 17,527     12,347       51,029      37,079
   Amortization of goodwill &
     intangible assets.............      2,320       2,320        6,960       6,960
                                    ----------- -----------  ----------- -----------
Income from operations.............     29,784       6,900       73,741       2,873

Other income (expense)
   Royalty income..................      3,296      1,455  11,068       4,180
   Equity income of Sumitomo
     Eaton Nova Corporation........  5,479      4,981       12,135       1,232
Other income (expense) - net.......      2,824        (259)   3,039        (851)
                                    ----------- -----------  ----------- -----------
Total other income.................     11,599       6,177  26,242       4,561
        ----------- -----------  ----------- -----------
Income before income taxes.........     41,383      13,077       99,983       7,434
Income taxes.......................     12,903      3,428       31,070       1,948
        ----------- -----------  ----------- -----------
Net income........................  $   28,480  $    9,649   $   68,913  $    5,486
        =========== ===========  =========== ===========

Basic & diluted net income
  per share........................ $     0.30  $     0.12   $     0.81  $     0.07

Shares used in computing basic &
  diluted net income per share.....     95,028      80,000       85,046      80,000

Dividends declared per common share*                         $     3.75

*Calculated using the 80,000,000 shares owned by Eaton Corporation at the declaration date and prior to the initial public offering.

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                September 30,   December 31,
(In thousands)                                      2000           1999
----------------------------------------------  -------------  -------------
ASSETS

Current assets
   Cash and short-term investments.............. $   129,780   $      3,530
   Accounts receivable, net.....................     134,006        101,335
   Receivable from Eaton Corporation............                     11,241
   Inventories..................................     121,939         83,326
   Deferred income taxes........................      27,594         33,036
   Prepaid expenses.............................       3,718          3,024
                                                -------------  -------------
Total current assets............................     417,037        235,492

Property, plant and equipment, net..............      65,896         73,809
Investment in Sumitomo Eaton Nova Corporation...      37,324      22,210
Goodwill........................................      43,862         47,006
Intangible assets...............................      21,864         26,190
Other assets....................................      19,431         18,128
                                                -------------  -------------
Total assets.................................... $   605,414   $    422,835
                                                =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY/
  PARENT COMPANY INVESTMENT

Current liabilities
   Accounts payable............................. $    31,687   $     24,579
   Payable to Eaton Corporation.................      14,423
   Accrued compensation.........................      14,271          8,984
   Warranty reserve.............................      32,347      18,568
   Other current liabilities....................      36,752         13,602
                                                 ------------  -------------
Total current liabilities.......................     129,480         65,733

Deferred income taxes...........................      10,369         10,238
Pension & other employee benefit liabilities....       3,301          4,568

Stockholders' equity/Parent company investment
   Common Stock.................................          97
   Additional paid-in capital...................     436,978
   Retained earnings............................      28,479
   Accumulated other comprehensive income (loss)      (3,290)        (5,529)
   Parent company investment.....................                    347,825
       ------------  -------------
Total Stockholders' equity/parent company
  investment....................................     462,264        342,296
       ------------  -------------

Total liabilities and
  stockholders' equity/parent company investment $   605,414   $    422,835
                                                =============  =============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                    --------------------------
(In thousands)                                          2000          1999
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................   $   68,913    $    5,485
  Adjustments required to reconcile to net cash
    provided by (used in) operating activities:
      Depreciation............... ................        6,434         6,409
      Amortization of goodwill & intangible assets        6,960         6,960
      Deferred income taxes.......................       (7,559)        5,249
      Pension liability and OPEB reserve..........       (1,038)          464
      Undistributed income of Sumitomo
        Eaton Nova Corporation....................      (12,135)       (1,232)
      Deferred royalty income from Sumitomo Eaton
        Nova Corporation..........................                     (2,286)
      Restructuring charges.......................                     (5,080)
      Changes in operating assets & liabilities,
        excluding non-cash restructuring charges:
           Accounts receivable, net...............      (33,674)      (56,498)
           Inventories............................      (38,825)      (12,367)
           Accounts payable and other current
             liabilities..........................       61,390        14,169
    Other assets...........................       (1,317)        6,812
           Other - net............................       (1,026)        2,426
                                                    ------------  ------------
Cash provided by (used in) operating activities...       48,123       (29,489)
                                                    ------------  ------------
Cash flows from investing activities:
  Expenditures for property, plant & equipment....       (7,821)      (11,252)
  Proceeds from sale of Austin, Texas facility....       10,967
  Other - net.....................................       (1,659)       (2,487)
                                                    ------------  ------------
Net cash provided by (used in) investing
  activities......................................        1,487       (13,739)
                                                    ------------  ------------
Cash flows from financing activities:
  Net proceeds from the sale of Axcelis
    common shares.................................      349,262
  Payment of previously declared dividend to
    Eaton Corporation.............................     (300,000)
    Net transfers from Parent Company.............       27,378        41,830
                                                    ------------  ------------
Net cash provided by financing activities.........       76,640        41,830
                                                    ------------  ------------
Net increase (decrease) in cash & short-term
  investments.....................................      126,250        (1,398)
Cash & short-term investments at beginning
  of period.......................................        3,530         3,338
                                                    ------------  ------------
Cash & short term investments at end of period....   $  129,780    $    1,940
                                                    ============  ============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2000

1)      Nature of Business and Basis of Presentation
Axcelis Technologies, Inc. ("Axcelis" or the "Company"), a wholly owned subsidiary of Eaton Corporation ("Eaton") prior to July 10, 2000, is a leading producer of ion implantation equipment used in the fabrication of semiconductors. The Company also produces dry strip, photostabilization and rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, it provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company has a 50-50 joint venture in Japan with Sumitomo Heavy Industries, Ltd. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from Axcelis for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

On April 26, 2000, Eaton announced its plan to reorganize its semiconductor equipment operations into an independent, publicly-held company, Axcelis Technologies, Inc. On June 30, 2000, Eaton substantially completed the transfer of all the assets and related liabilities of its semiconductor equipment operations to the Company. Prior to the transfer, the financial statements of the semiconductor equipment operations were presented on a combined basis.

The financial statements include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. Prior to the initial public offering, Eaton did not account for or operate the Company as a separate, stand-alone entity and, as a result, the financial information included herein may not reflect the Company's consolidated financial position at December 31, 1999, or operating results and cash flows for the periods presented if it had been a separate, stand-alone entity. Parent Company investment represents Eaton's investment in Axcelis. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. The equity method is used to account for the 50% investment in SEN.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the audited financial statements included in the Company's Registration Statement (Registration No. 333- 36330) on Form S-1 filed with the Securities and Exchange Commission on May 5, 2000, as amended ("Registration Statement"). The combined balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the combined financial statements and related notes included in the Registration Statement. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

2)      Initial Public Offering
On July 10, 2000, the Company commenced its initial public offering (IPO) of 15,500,000 shares of common stock. On July 20, 2000, the IPO was completed when the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,550,000 shares. At the offering price of $22.00 per share, the Company received $349.3 million from these trans- actions, net of underwriting discounts, commissions and related expenses. The net proceeds, together with cash from other sources, were used to pay a previously declared $300 million dividend to Eaton. Remaining proceeds will be used for general corporate purposes. Prior to the IPO, Eaton owned 100% of the 80,000,000 shares of the outstanding Axcelis common stock.

On October 13, 2000, Eaton received confirmation from the Internal Revenue Service that the divestiture of its Axcelis common stock via a stock distribution to Eaton shareholders' will be tax-free to Eaton and its shareholders.On October 25, 2000, Eaton's Board of Directors declared a dividend distribution of all of its Axcelis shares. Eaton announced that the dividend will be distributed on December 29, 2000 to Eaton shareholders of record as of 5 p.m. Eastern Standard Time on December 6, 2000. Eaton currently holds 79,994,900 shares, or approximately 82 percent, of the outstanding common stock in Axcelis.

3)      Net Income Per Share
Basic net income per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options outstanding during fiscal 2000 was insignificant. No stock options were outstanding during fiscal 1999.

4)      Comprehensive Income
The components of comprehensive income are as follows (in thousands):

                             Three Months Ended          Nine Months Ended
                           September 30,               September 30,
                        -------------------------  -------------------------
                            2000         1999          2000         1999
                     ------------ ------------  ------------ ------------
 Net income....................   $ 28,480     $  9,649      $ 68,913    $   5,486
 Foreign currency translation
  adjustments..................       (744)       1,958         2,239          267
                                 ----------- ------------  ------------ ------------
 Comprehensive income..........   $ 27,736     $ 11,607      $ 71,152    $   5,753
                                 =========== ============   =========== ============

5)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

                                 September 30,    December 31,
                                     2000            1999
                                 -------------   -------------
 Raw materials................    $   80,916      $   54,146
 Work-in-process..............        26,621          19,229
 Finished goods...............        25,109          20,800
                                 -------------   -------------
                                     132,646          94,175
 Inventory allowances.........       (10,707)        (10,849)
            -------------   -------------
      $  121,939      $   83,326
                                 =============   =============

6)      Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company must adopt the standard by the first quarter of 2001. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101, which was subsequently amended by SAB No. 101A and SAB No. 101B (collectively referred to as SAB 101), articulates certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has concluded that its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Financial Condition, Liquidity and Capital Resources" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

Separation from Eaton Corporation

Prior to the initial public offering on July 10, 2000, we were a wholly owned subsidiary of Eaton Corporation (Eaton). On June 30, 2000, Eaton substantially completed the transfer to us of all of the assets of its semiconductor equipment operations that were not previously owned by us, and we assumed the related liabilities. We also entered into various other agreements with Eaton which provide for transitional services and support, including those associated with voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. Under these agreements, we will reimburse Eaton for its direct and indirect costs of providing these services until the divestiture, and thereafter, for a limited time, we will reimburse Eaton for its costs plus an additional fee. The transition periods covered by these agreements vary, but are generally less than two years from July 10, 2000. The agreements do not necessarily reflect the costs of obtaining these services from unrelated third parties or of providing the applicable services in-house. However, management believes that purchasing these services from Eaton provides an efficient means of obtaining these services during the transition period. We must also negotiate new agreements with various third parties as a separate, standalone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we have enjoyed as part of Eaton. See "Arrangements with Eaton" included in our Registration Statement on Form S-1 for a more detailed discussion of the agreements entered into between our company and Eaton.

Results of Operations

During the third quarter of fiscal 2000, demand for our products and services continued to grow as semiconductor manufacturers added capacity and invested in new technology in response to strong demand for communications and consumer electronic products and the resulting increase in semiconductor use. As a result, net sales for the third quarter of fiscal 2000 reached new quarterly records. Historically, semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, our results of operations for the three and nine months ended September 30, 2000 may not necessarily be indicative of future operating results.

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

                               Three Months Ended         Nine Months Ended
                              September 30,             September 30,
                          -----------------------  ------------------------
                              2000        1999         2000        1999
                       ----------- -----------  -----------  -----------
  Net sales.......................   100.0%       100.0%        100.0%      100.0%
  Gross profit....................    44.5         38.9          43.9        39.2

  Other costs & expenses
    Selling.......................     8.7          9.3           8.3        10.4
    General & administrative......     8.6          9.8           8.8        11.2
    Research & development.......      9.6         11.4          10.4        13.9
    Amortization of goodwill &
      intangible assets...........     1.3          2.1           1.4         2.6
                                  ----------- -----------   ----------- -----------
  Income from operations              16.3          6.4          15.0         1.0

  Other income (expense)
    Royalty income................     1.8     1.3           2.3         1.6
    Equity income of SEN..........     3.0          4.6           2.5         0.5
    Other income (expense)-net....     1.6         (0.2)          0.6        (0.3)
                                  ------------ ------------  ----------- -----------
  Income before income taxes......    22.7         12.0          20.4         2.8
  Income taxes....................     7.0          3.2           6.3         0.7
                                  ------------ ------------  ----------- -----------
  Net income......................    15.6%         8.9%         14.0%        2.1%
      ============ ============ ============ ===========

Net Sales
Net sales for the third fiscal quarter of 2000 increased $73.9 million, or 68.0%, to a record $182.5 million from $108.7 million for the comparable period in 1999. Net sales for the nine months ended September 30, 2000 increased $224.8 million, or 84.3%, to $491.4 million from $266.6 million for the same period in 1999. These improvements were driven by continued high levels of capital spending by our semiconductor manufacturing customers, resulting in increased demand for our products.

Gross Margin
Gross margin was 44.5% for the third fiscal quarter of 2000, up from 38.9% for the third fiscal quarter of 1999. Gross margin for the nine months ended September 30, 2000 was 43.9% compared to 39.2% for the comparable period in fiscal 1999. Increases from prior year periods were due primarily to improved capacity utilization resulting from higher sales volume, as well as ongoing productivity improvements.

Operating Expenses
Operating expenses were 28.2% of net sales for the three months ended September 30, 2000, compared to 32.6% for the three months ended September 30, 1999, and 28.9% of net sales for the nine months ended September 30, 2000, compared to 38.1% for the nine months ended September 30, 1999. The decreases from prior year periods are due primarily to higher sales volume. In absolute dollars, operating expenses for the three and nine months ended September 30, 2000 were higher than those for the comparable periods of fiscal 1999. Research and development expenses increased to support our continuing investment to deliver new and enhanced generations of our 300mm tools. Selling, general and administrative expenses increased as a result of higher personnel costs associated with increases in headcount necessary to support our increased business volume.

Income From Operations
Income from operations was $29.8 million for the third quarter of fiscal 2000 as compared to $6.9 million for the third quarter of fiscal 1999. Income from operations was $73.7 million for the first nine months of fiscal 2000 compared to $2.9 million for the first nine months of fiscal 1999. The increase was primarily a result of the factors described above.

Other Income (Expense)
Total other income increased to $11.6 million for the third quarter of fiscal 2000 as compared to $6.2 million for the third quarter of fiscal 1999. Total other income increased to $26.2 million for the first nine months of fiscal 2000 from $4.6 million for the first nine months of fiscal 1999. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $3.3 million for the third quarter of fiscal 2000 as compared to $1.5 million for the third quarter of fiscal 1999, and $11.1 million for the first nine months of fiscal 2000 as compared to $4.2 million for the first nine months of fiscal 1999. Equity income attributable to SEN was $5.5 million for the third quarter of fiscal 2000 compared to $5.0 million for the third quarter of fiscal 1999, and $12.1 million for the first nine months of fiscal 2000 as compared to $1.2 million for the first nine months of fiscal 1999. The increases in fiscal 2000 were attributable to increased SEN sales volume due primarily to the recovery in the Japanese semiconductor market, which began in late 1999.

Income Taxes
Income taxes were $12.9 million in the third quarter of fiscal 2000 as compared to $3.4 million in the third quarter of fiscal 1999. Income taxes were $31.1 million in the first nine months of fiscal 2000 as compared to $1.9 million in the first nine months of fiscal 1999. The effective income tax rate was 31.2% in the third quarter of fiscal 2000 and 31.1% in the first nine months of fiscal 2000, as compared to a 26.2% tax rate in the third quarter and first nine months of fiscal 1999. The tax rate in all periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income (losses) from SEN and credits from increased research activities. These adjustments had a lesser impact on the current year's tax rate as compared to the prior year's rate due to the significant increase in pretax income in fiscal 2000.

Net Income
Net income increased to $28.5 million in the third quarter of fiscal 2000 and $68.9 million in the first nine months of fiscal 2000 as compared to $9.6 million in the third quarter of fiscal 1999 and $5.5 million in the first nine months of fiscal 1999. The increases were principally a result of the factors discussed above. Earnings per share were $0.30 in the third quarter of fiscal 2000 and $0.81 in the first nine months of fiscal 2000. Comparable earnings per share were $0.12 and $0.07 in fiscal 1999, respectively.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2000, cash and short-term investments were $129.8 million, compared with $3.5 million as of December 31, 1999. Significant sources of cash were net income of $68.9 million, net proceeds received from the initial public offering of $49.3 million, subsequent to the payment of the $300 million dividend to Eaton, and the sale of the our Austin, Texas facility for $11.0 million. Net working capital was $287.6 million at September 30, 2000 as compared to net working capital of $169.8 million as of December 31, 1999. The increases in cash, accounts receivable and inventory were the primary causes of the increase in working capital, all of which increased primarily as a result of higher business volume in the first nine months of fiscal 2000.

Net cash provided by operating activities was $48.1 million for the nine months ended September 30, 2000 as compared to net cash used of $29.5 million for the nine months ended September 30, 1999. The cash provided by operating activities in the first nine months of fiscal 2000 was primarily the result of improved earnings performance and working capital management.

Capital expenditures were $7.8 million in the first nine months of fiscal 2000 and $11.2 million in the first nine months of fiscal 1999. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business. We anticipate increased capital expenditures to support our worldwide sales growth including the expansion of our Beverly, Massachusetts and Rockville, Maryland facilities.

On July 10, 2000, we completed our initial public offering of 15,500,000 shares of common stock. Additionally, on July 20, 2000, the underwriters of the offering exercised their over-allotment option to purchase an additional 1,550,000 shares. At the offering price of $22.00 per share, the Company received $349.3 million, net of underwriting discounts, commissions and related expenses, $300 million of which was used to pay a previously declared dividend to Eaton.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and the extent of these factors, the Company's management believes that the net proceeds from the IPO retained by us, together with available cash and our cash flows from operations, will provide sufficient working capital to satisfy commitments for capital expenditures and other cash requirements of the business.

Risk Factors

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependency on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Risk Factors" beginning on page 9 of our Form S-1 Registration Statement. If any of those risk factors actually occur, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in the audited combined financial statements and related notes for the year ended December 31, 1999 under Management's Discussion and Analysis - Quantitative and Qualitative Disclosure about Market Risk as presented in our Form S-1 Registration Statement. There were no material changes during the nine months ended September 30, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, a number of lawsuits, claims and proceedings have been or may be asserted by or against us relating to the conduct of our business, including those pertaining to patent validity or infringement, commercial, employment and employee benefit matters.

Earlier this year, we defended a reexamination before the United States Patent and Trademark Office ("USPTO") of a patent, expiring in 2005, which is important to us because it relates to ion implantation equipment having a significant market share. On June 22, 2000, the USPTO issued a decision confirming the patentability of our claims in the patent with certain amendments that we believe are not material. Thereafter, the USPTO ordered a second reexamination of the same patent pursuant to an earlier-filed request by the same requester, and merged the two reexamination proceedings. The USPTO has not yet acted on the merits of the second request.

While the outcome of these lawsuits, claims and uncertainties (including the second reexamination by the USPTO referred to above) cannot be predicted with certainty, we do not believe that the likely disposition of any such pending matters will materially affect us.

Item 2. Changes in Securities and Use of Proceeds

In connection with our initial public offering (IPO) in July 2000, Axcelis filed its Registration Statement, which was declared effective on July 10, 2000. The managing underwriters in the offering were Goldman, Sachs & Co., Morgan Stanley Dean Witter, Lehman Brothers and Salomon Smith Barney.

In the IPO (including the exercise of the over-allotment option), Axcelis sold 17,050,000 shares of common stock at $22.00 per share resulting in gross proceeds of $375.1 million, $22.5 million of which was applied toward the underwriting discounts and commissions. Other expenses related to the IPO are estimated to have been $3.3 million and have been paid or are payable to unaffiliated parties. The company used a portion of the proceeds for the payment of a previously declared dividend to Eaton of $300 million. Axcelis currently expects to use the remaining net proceeds primarily for general corporate purposes. Eaton currently plans to divest of its 79,994,900 shares of Axcelis common stock prior to year end via a dividend distribution to Eaton shareholders.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1    2000 Stock Plan, as amended by the Board of Directors on October 25, 2000;
           filed herewith.

10.2    Employee Stock Purchase Plan;
           filed herewith.

27.0    Financial Data Schedule for the nine months ended September 30, 2000;
           filed herewith.

b) Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   November 14, 2000

By:	/s/ Brian R. Bachman

Brian R. Bachman
Vice Chairman and Chief Executive Officer Duly authorized officer

By:	/s/ Cornelius F. Moses III

Cornelius F. Moses III
Executive Vice President, Chief Financial Officer Principal financial officer

                                       EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

10.1         2000 Stock Plan, as amended by the Board of Directors on October 25, 2000;
             filed herewith.

10.2         Employee Stock Purchase Plan; filed herewith.

27.0         Financial Data Schedule for the nine months ended September 30, 2000;
             filed herewith.