Form 10-K
period 2000-12-31
AXCELIS TECHNOLOGIES INC
filed 2001-03-30
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark one)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-30941

AXCELIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1818596
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Cherry Hill Drive
Beverly, Massachusetts 01915
(Address of principal executive offices, including zip code)

(978) 787-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2001: $1,065,447,427

Number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of March 15, 2001: 97,125,340

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on June 28, 2001 are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS:

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Axcelis Technologies, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Axcelis' future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. We use terminology such as "anticipates," "believes," "plans," "expects," "future," "intends," may," "will," "should," "estimates," "predicts," "potential," "continue," and similar expressions to identify such forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Exhibit 99 to this Form 10-K and elsewhere in this Form 10-K. This Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, as well as those of the markets we serve, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by the forward-looking statements.

PART I

Item 1: Business

Overview of Our Business

We are a leading producer of ion implantation, dry strip and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia Pacific. We have recently introduced rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. We have a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from us for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

Industry Overview

Semiconductors are used in personal computers, telecommunication equipment, digital consumer electronics, wireless communication products and other applications. Most semiconductors are built on a wafer of silicon. The transistor formation process creates the electrically active junction for the semiconductor within the silicon wafer, and those junctions create, typically, either transistors or capacitors. Later, metal interconnections are formed on top of the silicon that connect the transistor or capacitor components.

Semiconductor manufacturers seek efficiency improvements through increased equipment utilization, higher manufacturing yields, the addition of manufacturing equipment in existing fabrication facilities and the construction of new fabrication facilities. During the period from early 1999 through 2000, semiconductor manufacturers met the increased demand for chips mostly by building new fabrication facilities, and by making additional equipment purchases to expand existing fabrication facilities.

Periodically, and historically every seven or eight years, the semiconductor industry adopts a larger wafer size to achieve greater economics. By increasing the wafer size, semiconductor manufacturers can produce more chips per wafer, thus reducing the overall manufacturing cost per chip. The more advanced wafer fabrication facilities are currently using wafers with a diameter of 200 millimeters. Currently, the industry has started a transition to 300 millimeter wafers. Some semiconductor manufacturers have launched pilot and production lines using 300 millimeter wafers. It is anticipated that additional manufacturers will add new 300 millimeter production capabilities over the next two to five years, which will lead to increased demand for equipment with 300 millimeter equipment.

Given the magnitude of the investment needed to build a new fabrication facility, which today exceeds $1 billion, and the very large volume of product each fab can produce, independent semiconductor manufacturers, or foundries, have emerged to serve semiconductor producers who design but do not manufacture chips and are typically smaller companies. In addition, foundries manufacture semiconductors for large producers who choose to outsource part of their demand. Foundries, which are predominantly located in Taiwan and Singapore, have become significant purchasers of semiconductor equipment.

Ion Implantation Systems

Ion implantation is a principal step in the manufacturing process for semiconductors. An ion implanter is a large, technically advanced machine that injects charged ions, or dopants, such as arsenic, boron or phosphorus, into a silicon wafer through an accurately controlled electric field, with a precisely defined amount of energy ranging between several hundred and three million volts. Certain areas of the silicon wafer are blocked off by a material known as photoresist so that the dopants will only enter the wafer where needed. The dopants change the electrical properties of the silicon wafer to create the active components of a chip. The amount of energy determines the depth to which the dopant penetrates the wafer, and the amount of dopant or dose determines how much the electrical properties of the silicon wafer are changed.

There are three types of ion implantation machines: high energy, high current and high tilt/medium current. Each type injects ions either at greater density, creating more ions per area (such as in high current tools), or with more energy, driving the ions deeper into the silicon (such as in high energy tools). Typically, a wafer will receive from 10 to up to 35 ion implants as it is manufactured, depending on the complexity of the device. The industry trend is to design and build more complex, highly integrated chips which require more implants to create. We have designed our products to enhance the manufacturers' flexibility in combining machines during the implant process.

A high energy implanter is typically used to implant dopant deep in the wafer, which allows improved isolation of adjoining circuits on the same chip. As a result, in recent years the use of high energy implanters has expanded into the manufacture of virtually all types of chips. They are used in the manufacture of smaller, more complex chips, such as those used in cellular phones and other hand held devices because they enable more functionality with less power consumption. They are also increasingly used in the manufacture of chips that are used in personal computers because they permit greater computing power from a chip of a given size.

For implants that require high dose and medium to very shallow depth, a high current implanter is most often used. In some applications, very shallow, high-dose implants result in faster chips, an important feature for microprocessors, digital signal processors and other chips.

Most ion implant steps occur with the ion beam perpendicular to the wafer. A high tilt/medium current implanter, however, is primarily used for the implant step that requires the ion beam to be positioned at an angle to the wafer to implant dopants below preexisting features. The use of the high tilt/medium current implanter extends into some high energy applications to allow customers greater flexibility in selecting the most optimal combination of implanters for their needs.

We manufacture a complete line of high energy, high current and high tilt/medium current implanters. The following chart lists our principal products:

     TYPE OF ION
      IMPLANTER                      CORE PRODUCTS                    RECENTLY INTRODUCED PRODUCTS
     -----------       -----------------------------------------  -------------------------------------

HIGH ENERGY            GSD/HE                                     HE(MC)
                       -    Permits multiple implant steps        -    Lower cost alternative to GSD/HE
                            in one process, or chaining, thus
                            increasing throughput                 HE3
                       -    More than 80% of our GSD/HE           -    For use with 300 millimeter
                            customers use it for one or more           wafers
                            medium current applications
                       -    Broadest application coverage
                       GSD/VHE
                       -    Highest energy range available
                       -    Also used by customers
                            for R&D
HIGH CURRENT           GSD/200E(2)                                LED
                       -    High dose implants                    -    Increased performance at low
                       -    High productivity at low cost              energy

HIGH TILT/             8250HT                                     MC3
MEDIUM CURRENT         -    Energy purity                         -    For use with 300 millimeter
                       -    Process flexibility                        wafers

Our implanters have been designed with a process overlap that allows customers to tailor the combination of high energy, high current and high tilt/medium current implanters to their specific needs. High energy and high current implanters can be used to cover most high tilt/medium current applications, and the high tilt/medium current implanter can be used for some high energy applications. All of our ion implantation systems share certain of the same modular subsystems for efficiency and convenience. The subsystems for wafer handling robot, ion source, vacuum system and operator interface are common among our three implanters. This common platform reduces our design and production time and costs, and overall cost of ownership for our customers by minimizing training, spare parts inventory and maintenance.

Our GSD/HE product is the industry's only ion implantation product to be rated "best product" and was the "Grand Award" winner among semiconductor capital equipment products, an award sponsored by Semiconductor International, an industry publication.

We have recently introduced our LED implanter, which extends the energy range of our GSD/200E(2) implanter to lower energies than can be achieved with traditional high current implanters. These machines respond to the demand for high dose, ultra shallow implants that increase chip speed at acceptable machine throughput rates.

Our high tilt/medium current ion implanter complements our high energy and high current implanters. Our 8250HT targets high tilt applications that cannot be performed with high energy or high current implanters and extends into some high energy applications to allow customers a flexible combination of implanters. We target our 8250HT high tilt/medium current machine for the relatively few steps that our high energy and high current machines cannot complete. The most important step is an angular implant designed to insert dopants below preexisting features on the wafer. Our recently introduced MC3 high tilt/medium current implanter is designed to process 300 millimeter wafers.

During the past three years, we have also produced a small number of ion implanters used in the production of laptop computer screens and other flat panel displays.

Surface Preparation Products

Dry Strip and Photostabilization Systems. We entered the dry strip and photostabilization product markets through our acquisition of Fusion Systems, Inc. in August 1997. Fusion pioneered the development of photostabilization in 1983. In the process steps prior to ion implantation, a light sensitive, polymer-based liquid, called photoresist, is spread in a uniformly thin film on the wafer. Photostabilization uses ultraviolet light to harden the photoresist in order to provide better performance for the subsequent implant step. After the implant step, the used photoresist must be removed. The primary means of removing excess photoresist and residue is called dry strip. Our dry strip machines, often called ashers, use microwave energy to turn process gases into plasma, which then acts on the surface of the wafer to remove the photoresist and unwanted residue. Dry strip and photostabilization are also used for surface preparation processes throughout the wafer fab.

The following chart lists our principal products in each category:

PRODUCT LINE                          CORE PRODUCTS                          RECENTLY INTRODUCED PRODUCTS
------------           -------------------------------------------   ---------------------------------------------

DRY STRIP              FUSIONGEMINI PLASMA ASHER                     FUSION ES3
                       -     High ash rates with low damage          -     Comprehensive dry strip and
                       FUSIONGEMINI PLASMA ASHER ES                        residue removal with
                       -     Adds additional capability for                300 millimeter capability
                             dry residue removal

PHOTOSTABILIZERS       FUSIONGEMINI PHOTOSTABILIZER                  FUSION PS3
                       -     Propriety ultraviolet light             -     Industry's only 300 millimeter
                             source; high throughput                       production-ready photostabilizer

Our FusionGemini dual chamber platform is the foundation for both our dry strip and our photostabilizer products. Fusion pioneered photostabilization technology, and we believe that our products remain the industry standard. Our dry strip tools are capable of removing bulk photoresist from the wafer, as well as the residue left behind after bulk strip. This reduces or eliminates the need for further wet chemical stripping by eliminating the use of hazardous chemicals traditionally used for this step. Manufacturing cost is further reduced by the fact that our ashers do not require side access, conserving expensive cleanroom space. Our Fusion ES3 dry strip product, a 300 millimeter dry strip machine, was tested by Sematech, an industry association of semiconductor manufacturers, and met Sematech's 300 millimeter requirements. Satisfaction of Sematech's standard requirements indicates that our Fusion ES3 product has achieved a level of performance required by many semiconductor manufacturers.

Our photostabilizers are used by a majority of integrated circuit manufacturers worldwide because of our proprietary ultraviolet light source and the high throughput of the FusionGemini dual chamber platform. Our recently introduced Fusion PS3 machine has 300 millimeter wafer capability and we believe that it is the only 300 millimeter production-ready photostabilizer available on the market. It has been installed in 300 millimeter pilot production facilities.

Rapid Thermal Processing Systems. We introduced our rapid thermal processing products in 1999. At a number of points during the manufacturing process, silicon wafers need to be heated rapidly, often to 900 degrees centigrade or higher, in order to complete chemical or electronic reactions. This heating process is referred to as rapid thermal processing, or RTP.

Our RTP machine employs a patented design to process a single wafer in a hot wall vertical reactor. The reactor has three zones that are heated by heating coils, as well as an actively cooled base, which create a uniform temperature gradient from top to bottom. The resulting stable temperature profile is inherently repeatable, accurate and reliable. Rapid heating and cooling of the wafer is achieved by simply adjusting the vertical position of the wafer within the reactor. Most other RTP equipment manufacturers use more expensive lamp-based RTP systems, which require frequent lamp replacement and require expensive control systems. For this reason, we believe our RTP machines have lower overall operating costs than these lamp-based systems.

The following chart lists our principal RTP products:

PRODUCT LINE                       CORE PRODUCTS                       RECENTLY INTRODUCED PRODUCTS
------------           --------------------------------------  ---------------------------------------------

RTP SYSTEMS            SUMMIT                                  SUMMIT 300
                       -     Accommodates 0.18m devices        -     300 millimeter capability
                       -     Repeatable, accurate temperature
                             gradient

Our Summit series of RTP systems has a flexible design, offering both single and dual chamber systems. Its engineering incorporates recent developments in furnace design, temperature measurement, emission correction techniques and wafer handling. Our recently introduced Summit 300 has 300 millimeter wafer capability.

Post Sales Support and Services. We offer our customers extensive post sales service and support throughout the lifecycle of the equipment we manufacture. We believe that more than 3,200 of our products, including products shipped by SEN, are in use worldwide. The service and support that we provide include spare parts, equipment upgrades, maintenance services and customer training. We offer service at 66 locations in ten countries; 13 of these are combined sales and service offices, and the balance are service-only offices, mostly located in our principal customers' fabrication facilities.

Our customer support network includes over 500 sales and marketing personnel and service engineers, including field service engineers, spare parts support staff and applications engineers. An additional 300 persons located at our three manufacturing facilities work with our customers to provide advanced equipment support, applications support, customer training and documentation.

Most of our customers maintain spare parts inventories for our machines. In 1997, we launched a web-based spare parts management and replenishment tracking program, or SMART, to facilitate internet communication and e-commerce with our customers. The implementation of our SMART program has helped us to achieve reduced order fulfillment costs and cycle times resulting in an expanded customer base for this service offering .

Our process technology center in Beverly, Massachusetts is available to customers for developing and testing advanced ion implantation and RTP processes, and our process technology center in Rockville, Maryland is available to customers for developing and testing dry strip and photostabilization processes. At these facilities, we also make available to our customers advanced testing and analysis equipment. In addition, we are constructing a 140,000 square foot addition to the Beverly facility, which will house an advanced process development, product demonstration and customer training center for all of the equipment we produce.

The ability to provide prompt and effective field support is critical to our sales efforts, due to the substantial operational and financial commitments made by customers that purchase our systems. Our customer support programs, combined with our research and development efforts, have served to encourage use of our systems in production applications and have accelerated penetration of certain key accounts.

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We have 13 sales offices in seven countries. Aftermarket service and support is also offered at all of these offices. In the United States, we conduct sales and marketing activities from seven locations. Outside of the United States, our sales offices are located in Taiwan, South Korea, Germany, Singapore, Italy and France. In addition, isolated sales are made in smaller markets through distributors and manufacturers representatives. We have over 500 sales and marketing personnel and service engineers. Our sales objective is to work closely with customers to secure purchase orders for multiple systems as they expand existing facilities and build new wafer facilities. We believe that our marketing efforts are enhanced by the technical expertise of our research and development personnel.

In Japan, we market our products through two channels: one, we sell our ion implant products only through our SEN joint venture, which sells its machines and services directly to semiconductor fabricators; and two, we sell our photostabilizers, dry strip and rapid thermal processing products to semiconductor fabricators through an exclusive distribution agreement with Sumitomo Heavy Industries, Ltd. entered into in 1999. The distribution agreement also provides for the parties to discuss the manufacture and sale of these products through SEN if the parties agree that sales volume will justify manufacturing these products in Japan in the future. The distribution arrangement expires in 2002 and thereafter is renewable from year to year, unless either party has given the other party six months prior written notice.

International sales, including export sales from our U.S. manufacturing facilities to foreign customers and sales by our foreign subsidiaries and branches, accounted for 69.4% of total net sales in 2000, 53.5% of total net sales in 1999, and 49.4% in 1998. Substantially all of our sales are denominated in U.S. dollars. SEN's sales are denominated in Japanese yen.

Customers

In 2000, the top 20 semiconductor manufacturers accounted for approximately 79% of total semiconductor industry capital spending. These manufacturers are from the four largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea and Singapore), Japan and Europe. We and SEN serve all of the 20 largest semiconductor manufacturers. We believe that more than 3,200 of our products, including products shipped by SEN, are in use worldwide.

Net sales to our ten largest customers accounted for 56.3%, 59.1% and 37.6% of net sales, respectively, in 2000, 1999 and 1998. We expect that sales of our products to relatively few customers will continue to account for a high percentage of net sales for the foreseeable future. In 2000, net sales to STMicroelectronics N.V., accounted for 13.9%, of our net sales. No other customer accounted for as much as 10% of our net sales in 2000. In 1999, net sales to STMicroelectronics N.V., Motorola, Inc and Texas Instruments Incorporated accounted for 15.9%, 10.6% and 10.5%, respectively, of our net sales. In 1998, no single customer accounted for as much as 9.0% of our net sales.

SEN Joint Venture

In 1982, we established our SEN joint venture with Sumitomo Heavy Industries, Ltd. to provide us with additional manufacturing capacity for our ion implant products and local access to the Japanese semiconductor equipment market. Under our arrangements with Sumitomo Heavy Industries, Ltd., our ion implant products may be sold in Japan only through the joint venture. SEN may sell its products outside Japan only with our consent and through us as exclusive distributor. There are isolated sales of our equipment into Japan to our non-Japanese customers and isolated sales of SEN equipment outside of Japan primarily to its Japanese customers and their joint ventures. SEN manufactures ion implantation equipment at its Toyo, Japan location under the license from us described below. From time to time, we sell ion implantation equipment and other products to SEN. In 2000, our net sales of products to SEN amounted to $11.9 million.

As part of the joint venture arrangement, we have entered into a separate license agreement with SEN, last renewed in 1996, under which we have granted SEN an exclusive license in Japan to use our current and future ion implantation technology and to manufacture, use and sell products using our current and future ion implantation patents. We have also granted SEN a non-exclusive license to sell ion implantation products outside of Japan. We received royalty income from SEN under the license agreement of $13.5 million in 2000, $3.8 million in 1999, and $4.0 million in 1998. The license agreement expires on December 31, 2004 and is automatically renewable for successive five year periods unless either party has provided one year's prior notice of termination.

SEN has the right to use the name "EATON" as part of its corporate name under a corporate name agreement with Eaton that has been assigned to us. We have the right, however, to terminate that agreement at any time upon 60 days' notice and we are obligated under our trademark license agreement with Eaton to terminate the corporate name agreement on December 31, 2004. SEN also has the right to use in Japan the trademarks "EATON" and "NOVA" on its ion implantation products under SEN's separate trademark license agreement with Eaton that also has been assigned to us. SEN does not, however, have the right to use "EATON" in logo format. The SEN trademark license agreement requires SEN to pay us semiannual royalties equal to 0.5% of net sales. SEN must maintain quality and reliability standards, and we are entitled to terminate our trademark agreement with SEN at any time for cause and we are obligated under our trademark license agreement with Eaton to terminate the SEN trademark license agreement on December 31, 2004.

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. Our ability to remain competitive in this market will depend in part upon our ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost effective basis.

We devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers to remain responsive to their product needs. We have also sought to reduce the development cycle for new products through a collaborative process whereby our engineering, manufacturing and marketing personnel work closely together with one another and with our customers at an earlier stage in the process. We also use 3D, computer-aided design, finite element analysis and other computer-based modeling methods to test new designs. We conduct our research and development programs at our facilities in Beverly, Massachusetts and in Rockville, Maryland. SEN also conducts research and development in Toyo, Japan.

Our product development efforts have led to numerous industry breakthroughs, including the first production high current implantation system, the first production high energy implanter and the first photostabilizer.

Our expenditures for research and development during 2000, 1999 and 1998 were $68.8 million, $51.6 million and $78.7 million, respectively, or 10.1%, 13.0% and 29.6% of net sales, respectively. The increase in research and development expenditures in 2000 as compared to 1999 primarily reflected our research focus to develop products capable of processing 300 millimeter wafers. We expect in future years that research and development expenditures will continue to represent a substantial percentage of net sales.

Manufacturing

We manufacture our products at facilities in Beverly, Massachusetts and in Rockville, Maryland. In addition, SEN manufactures products at its facility in Toyo, Japan.

Our Beverly, Massachusetts facility manufactures our high energy, high current and high tilt/medium current ion implantation and rapid thermal processing systems. In 1999, we completed an 80,000 square foot expansion of this facility. We manufacture photoresist removal and curing systems in our Rockville, Maryland facility, including our photostabilizer and dry strip product lines.

Our manufacturing facilities employ advanced manufacturing methods and technologies, including lean manufacturing, Six Sigma controls and processes and web-enabled inventory purchase systems. We manufacture our products in cleanroom environments that are similar to the cleanrooms used by semiconductor manufacturers for wafer fabrication. Most of our systems are designed and tailored to meet the customer's specifications as outlined in the sales contract.

To ensure that the customer's specifications are satisfied, per contract terms, the systems are tested at our facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. These environmental conditions include power requirements, toxic gas usage, air handling requirements including humidity and temperature, equipment bay configuration, wafer characteristics and other factors. These procedures are intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer.

After testing, the system is disassembled and packaged to maintain cleanroom standards during shipment. Installation is itself not a complex process and does not require specialized skills. It is typically performed by a team of assemblers from the customer and ourselves. It includes placing and leveling the equipment at its installation site, connecting it to sources of gas, water and electricity and recalibrating it to specifications that had previously been tested and met.

We purchase materials, components and subassemblies, such as pumps, machine components, power supplies and other electrical components, from various suppliers. These items are either standard products or built to our specifications. Some of the components and subassemblies included in our products are obtained either from a sole source or a limited group of suppliers, which could result in disruptions to our operations. We have installed a web-based supply chain system in order to increase efficiency and cut costs associated with obtaining materials and components. This system electronically exchanges information with our vendors as to purchase orders, forecasts and automatic delivery updates.

We recognize sales at the time of shipment to the customer. We have a demonstrated history of customer acceptance subsequent to shipment and installation of our systems. We believe that the customer's post delivery acceptance provisions and installation process are routine from a commercial standpoint because the process is a replication of pre-shipment procedures. We have never failed to successfully complete a system installation. However, should an installation not be successfully completed, our contractual provisions do not provide for forfeitures, refunds or other purchase price concessions beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to these transactions.

Competition

The semiconductor equipment market is highly competitive and is characterized by a small number of large participants. We compete in four principal product markets primarily at the front-end of the semiconductor manufacturing process: ion implantation, dry strip, photostabilization and rapid thermal processing. Preexisting relationships have a significant influence on a customer's choice of equipment supplier. Other significant competitive factors in the semiconductor equipment market include price/cost of ownership, performance, customer support, breadth of product line, distribution and financial viability.

Ion Implantation. In high energy equipment, our principal competitor is Varian Semiconductor Equipment Associates, Inc. ("Varian"). In high current products, we and Applied Materials Inc. have substantial market shares. In high tilt/medium current equipment, where we have a small market share, Varian has a commanding market position. SEN is the largest manufacturer of ion implantation equipment in Japan and competes with Nissin Electric Co., Ltd., Ulvac Technologies, Inc., Varian and Applied Materials Inc. for sales in that market.

Dry Strip, Photostabilization and Rapid Thermal Processing. Our principal competitors in the dry strip product market are, Mattson Technology Inc., and GaSonics International Corp., recently acquired by Novellus Systems, Inc. and our principal competitor in photostabilization is Ushio Inc. Our chief competitor in the rapid thermal processing equipment market is Applied Materials Inc.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection, as well as contractual restrictions, in the United States and in other countries to protect our proprietary rights in our products and our business. As of February 28, 2001, we had 142 patents in the United States and 271 patents in other countries, as well as 472 patent applications (75 in the United States and 397 in other countries) on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. Although patents are important to our business, we do not believe that we are substantially dependent on any single patent or any group of patents.

We have trademarks, both registered and unregistered, that are maintained to provide customer recognition for our products in the marketplace. We have a license from Eaton to use the Eaton trademark and logo for a fixed period of time in connection with the sale of semiconductor manufacturing equipment.

We have agreements with third parties, mostly as licensor, that provide for the licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. Our license agreement with SEN is described above under "SEN Joint Venture". No other license is material to us.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. On January 8, 2001, we filed suit in federal district court in Boston, Massachusetts against Applied Materials, Inc., alleging infringement of Axcelis' U.S. Patent No. 4,667,111, tortious interference with contract and prospective advantageous business relationships, and unfair competition and trade practices. U.S Patent No. 4.667,111 recently survived re-examination before the United States Patent and Trademark Office, the request for re-examination being made by Applied Materials, Inc.

We can give no assurance that we, our licensors, licensees, customers or suppliers will not be subject to claims of patent infringement or claims to invalidate our patents, and that any such claim will not be successful and require us to pay substantial damages or delete certain features from our products or both.

Backlog

As of December 31, 2000, our backlog was $211.0 million, as compared to $93.8 million, and $27.8 million, respectively, for year end 1999 and 1998. Our policy is to include in backlog only those orders for which we have accepted purchase orders. All orders are subject to cancellations or rescheduling by customers with limited or no penalties. Due to possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, our backlog at any particular date is not necessarily indicative of our actual sales for any succeeding period. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales.

Employees

As of December 31, 2000, we had 2,056 full-time and 242 temporary employees worldwide, of which 1,991 were employed in North America, 178 in Asia and 129 in Western Europe. All of our employees have entered into confidentiality and noncompetition agreements with us. At that date, none of our employees based in the United States was represented by a union, and we have never experienced a work stoppage, slowdown or strike. Our employees based in Germany are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Environmental

We are subject to environmental laws and regulations in the countries in which we operate that regulate, among other things: air emissions; water discharges; and the generation, use, storage, transportation, handling and disposal of solid and hazardous wastes produced by our manufacturing, research and development and sales activities. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of environmental liabilities, claims, penalties and orders. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business.

.

Item 2: Properties

We have a total of 39 properties, of which 23 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, Italy, Germany, France and the United Kingdom. Of these properties, two are owned and 37 are leased. We own our 54,600 square foot corporate headquarters in Beverly, Massachusetts located adjacent to our Beverly manufacturing facility.

Our manufacturing facilities are listed below:

                                                                                    SQUARE FOOTAGE
 FACILITY LOCATION                    PRINCIPAL USE                          (OWNED/LEASED)
 -----------------                  -------------------------------------   ----------------

 Beverly, Massachusetts             Manufacturing of ion implantation        310,200 (owned)
                                        and rapid thermal processing products
                                    and research and development

 Rockville, Maryland                Manufacturing of dry strip and           169,900 (leased)
                                           photostabilization products and
                      research and development

Our Japanese joint venture manufactures ion implantation products in a 300,300 square foot owned facility located in Toyo, Japan.

The Beverly facility includes an 11,000 square foot demonstration line, which is used to develop next-generation application solutions for specific customers, as well as to demonstrate the full range of our integrated process equipment. We also have a process technology center in Rockville, Maryland that is available to customers for developing and testing dry strip and photostabilization processes.

We are building a 140,000 square foot facility in Beverly, Massachusetts which will house an advanced process development, product demonstration and customer training center with all of the equipment we produce. In 1998, as part of our restructuring, we closed our Austin, Texas ion implant manufacturing facility and transferred production to our Beverly, Massachusetts facility. On May 18, 2000, we sold our Austin facility for net proceeds of $11.0 million, a price that approximated book value.

We do not believe there is any material, long-term, excess capacity in our facilities, although utilization is subject to change based on customer demand. We believe that our manufacturing facilities and equipment generally are well-maintained, in good operating condition, suitable for our purposes, and adequate for our present operations. Our Beverly, Massachusetts and Rockville, Maryland facilities are ISO 9001 certified.

Item 3: Legal Proceedings

On January 8, 2001, Axcelis filed a lawsuit against Applied Materials, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that Applied's medium current/high energy ion implanter machine infringes an Axcelis patent for ion implantation equipment using radio frequency linear accelerator technology. Axcelis has also alleged that Applied unlawfully interfered with Axcelis' existing and future contracts. On January 18, 2001, Axcelis filed a motion for a preliminary injunction, asking the court to stop Applied from manufacturing, selling or offering to sell its medium current/high energy ion implanter machine and to order Applied to remove all Axcelis patented technology from implanters that Applied may have placed in chipmakers' plants for process development trials. The parties are engaged in the process of discovery and, based on the scheduling order entered by the court, a trial is scheduled for the third quarter of 2001. The Company believes its claims are meritorious and intends to pursue the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

None

Executive Officers and Key Management

Executive Officers

Brian R. Bachman has been the Company's Chief Executive Officer and Vice Chairman since May 2000. From December 1995 to July 2000 he was Senior Vice President and Group Executive-Hydraulics, Semiconductor Equipment and Specialty Controls of Eaton Corporation. From 1991 to 1995, he was Vice President and General Manager for the Standard Products Business Group of Philips Semiconductor. He is a member of the Board of Directors of Keithley Instruments, Inc. He also serves on Northwestern University's Kellogg McCormick Master of Management in Manufacturing Program Advisory Board.

Mary G. Puma has been the Company's President and Chief Operating Officer since May 2000. Prior to her current position, she served as the Company's Vice President from February 1999 to May 2000. In 1998, she became General Manager and Vice President of the Company's Implant Systems Division. In May 1996, she joined Eaton as General Manager of the commercial controls division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company.

Kevin M. Bisson has been the Company's Vice President and Controller since June 2000 and has served as the Director of Finance from January 2000 to May 2000. Prior to joining Axcelis, Mr. Bisson was Director of Finance for Hamilton Sundstrand Corporation, a subsidiary of United Technologies Corporation, from 1999 and he held various other financial management positions at UTC since 1989.

Michael L. Dreyer has served as our Vice President-General Manager, Fusion Systems Division since September 2000. Prior to joining Axcelis, Mr. Dreyer served Motorola, Inc. since 1989 in various management positions, most recently as Process, Equipment and Technology Engineering Manager of Motorola's MOS12 Wafer Fab in Chandler, Arizona.

Michael J. Luttati has been the Company's Senior Vice President--General Manager, Implant Systems Division since July 2000 and was our General Manager of implant systems since 1999. Prior to joining the Company, Mr. Luttati served as Vice President, North America Sales Operations of Teradyne Inc. from 1996 to 1998 and, from 1983 to 1996, he held several other sales and marketing positions with Teradyne.

Ted S. Miller has been our Vice President and General Manager-Global Customer Service since July 2000 and was the Company's Director of Global Customer Service since the beginning of 2000. Prior to joining the Company, Mr. Miller most recently served as Division Marketing Manager, Global Customer Service at Teradyne, Inc. and since 1980, he held various other marketing and other positions at Teradyne, including ten years experience in the semiconductor service segment.

Robert A. Mionis has served as our Senior Vice President-Worldwide Operations since July 2000 and was our Director of Worldwide Operations since March 1999 and was the Company's Global Operations Director for our implant systems operations from May 1998. Prior to joining Axcelis, Mr. Mionis served AlliedSignal Corporation as Director of Operations and GE Aerospace in various management positions.

Cornelius F. Moses III has been the Company's Executive Vice President and Chief Financial Officer since October 2000. Prior to that, Mr. Moses was Senior Vice President, Chief Financial Officer of Bradlees, Inc. from 1995. From 1990 to 1995, Mr. Moses had various positions with Ames Department Stores, Inc., most recently as Senior Vice President, Finance.

Kevin O'Connor has been our Senior Vice President-Human Resources since July 2000. Mr. O'Connor was the principal of a consulting firm providing human resources advice to several privately held technology firms in the United States from March 2000 until July 2000. From December 1996 until March 2000, he was Vice President-Global Human Resources for Iomega Corporation. From 1993 until December 1996, Mr. O'Connor was Vice President, Human Resources-Americas/Asia for Dell Computer Corporation.

Key Management

Craig Halterman has been our Vice President and Chief Information Officer since July 2000 and was our Director of Information Technology since the beginning of 2000. Prior to joining our company, Mr. Halterman was Information Technology Director at Honeywell/Allied Signal in its space and defense systems business since 1997. Prior to that, Mr. Halterman held various information technology positions at The Dow Chemical Co., Thompson Consumer Electronics, General Electric Co. and RCA Consumer Electronics.

Charles F. Lesko has been our Vice President of Sales since June 2000. He joins Axcelis from Teradyne where he held several significant positions in sales and sales management for the last 10 years. Most recently, he held the position of Western US Sales Manager where he was responsible for global sales and support to many of the leading semiconductor manufacturers throughout the world. Prior to Teradyne, Mr. Lesko held various sales management and engineering positions at companies including Dupont and Pepsico.

John M. Poate has been our Vice President and Chief Technology Officer since June 2000. Prior to joining us, Dr. Poate was Dean of the College of Science and Technology of the New Jersey Institute of Technology, and was Dean of the College of Liberal Arts since 1997. From 1971 to 1997, he held several senior research positions, including head of silicon processing research, with Bell Laboratories.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq stock market under the symbol ACLS since our initial public offering on July 11, 2000. The following table sets forth the high and low closing sale prices as reported on the Nasdaq stock market during the last two quarters. As of March 15, 2001, we had approximately 11,372 stockholders of record. Other than the $300 million cash dividend paid to Eaton out of the proceeds from our initial public offering, Axcelis has not paid and does not anticipate paying cash dividends in the future.

Fiscal 2000                   High      Low

---------------------------  -------- --------

Third quarter.............    $25.88   $11.63
Fourth quarter............    $11.19   $ 7.00
---------------------------  -------- --------

Item 6: Selected Financial Data

The following selected consolidated statements of operations data for each of the three years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 has been derived from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1998 has been derived from the audited financial statements contained in our registration statement on Form S-1 filed on May 5, 2000, as amended. The selected consolidated statements of operations data for the year ended December 31, 1996 and the consolidated balance sheets data as of December 31, 1997 and 1996 have been derived from our unaudited consolidated financial data.

The historical financial information set forth below may not be indicative of our future performance and should be read together with "Management's Discussion and Analysis" and our historical consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                                                 Years ended December 31,
                                  -----------------------------------------------------
                                    2000       1999       1998        1997       1996
                                  ---------  ---------  ---------  ---------  ---------
                                         (in thousands, except per share amounts)

Consolidated statements of
  operations data:
Net sales.......................  $ 680 401  $ 397,267  $ 265,709  $ 460,010  $ 448,663
Gross profit....................    299,309    157,082     64,229    172,802    157,246
Operating income (loss).........    104,637     12,333   (137,909)   (72,035)    43,002
Net income (loss)...............     99,115     14,428    (82,047)   (61,467)    46,304
Net income (loss) per share:
  Basic.........................  $    1.13  $    0.18  $   (1.03) $   (0.77) $    0.58
  Diluted.......................  $    1.13  $    0.18  $   (1.03) $   (0.77) $    0.58
                                  =========  =========  =========  =========  =========
Shares used in computing per
  Basic.........................     88,063     80,000     80,000     80,000     80,000
  Diluted.......................     88,064     80,000     80,000     80,000     80,000
                                  =========  =========  =========  =========  =========

COMBINED BALANCE SHEET DATA
Cash and cash equivalents.......  $ 168,157  $   3,530  $   3,338  $   3,479  $   2,159
Working capital.................    297,348    169,759     91,028    149,041 112,092
Total assets....................    672,331    422,835    341,121    457,567    279,189
Stockholders' equity............    491,369    342,296    269,161    349,192    190,429

During fiscal 2000, the Company paid a dividend of $300 million ($3.75 per share) to Eaton Corporation. In addition, refer to "Separation from Eaton Corporation" and "Basis of Presentation" below for discussion of comparability of operating results.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including, without limitation, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in this Management's Discussion and Analysis under the heading "Outlook," and in Exhibit 99 to this Form 10-K and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading producer of ion implantation, dry strip and photostabilization equipment used in the fabrication of semiconductors. We have recently introduced rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. We have a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan.

Separation from Eaton Corporation

Prior to the initial public offering on July 10, 2000, we were a wholly owned subsidiary of Eaton Corporation (Eaton). On June 30, 2000, Eaton substantially completed the transfer to us of all of the assets of its semiconductor equipment operations that were not previously owned by us, and we assumed the related liabilities. On December 29, 2000, Eaton completed the divestiture of its investment in Axcelis by distributing its remaining 82% ownership interest in Axcelis in the form of a spin-off to Eaton shareholders. We also entered into various other agreements with Eaton which provide for transitional services and support, including those associated with voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. Under these agreements, we reimbursed Eaton for its direct and indirect costs of providing these services until completion of the divestiture, and thereafter, for a limited time, we will reimburse Eaton for its costs plus an additional fee. The transition periods covered by these agreements generally expire by December 29, 2001. The agreements do not necessarily reflect the costs of obtaining these services from unrelated third parties or of providing the applicable services in-house. However, management believes that purchasing these services from Eaton provides an efficient means of obtaining these services during the transition period. We must also negotiate new agreements with various third parties as a separate, standalone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we have enjoyed as part of Eaton.

Basis of Presentation

On June 30, 2000, Eaton substantially completed the transfer of all the assets and related liabilities of its semiconductor equipment operations to us. Prior to the transfer, the financial statements of the semiconductor equipment operations were presented on a combined basis. Prior to the initial public offering, Eaton did not account for or operate Axcelis as a separate, stand-alone entity and, as a result, the financial information included herein may not reflect our consolidated financial position, operating results and cash flows during the periods presented prior to the initial public offering or in the future, if it had been a separate, stand-alone entity.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                 -----------------------
                                                 2000     1999     1998
                                                 -----    -----    -----

Net sales......................................  100.0%   100.0%   100.0%
Gross profit...................................   44.0     39.5     24.2
Other costs & expenses:
  Research & development.......................   10.1     13.0     29.6
  Selling......................................    8.3      9.5     15.9
  General & administrative.....................    8.9     11.6     17.7
  Amortization of goodwill & intangible
     assets....................................    1.4      2.3      3.5
  Restructuring charges........................     -        -       9.4
                                                 ------   ------   ------
Income (loss) from operations..................   15.4      3.1    (51.9)
Other income (expense):
  Royalty income...............................    2.2      1.5      3.0
  Equity income (loss) of SEN..................    2.9      0.3     (0.8)
  Other income (expense)-net...................    0.7       -      (0.4)
                                                 ------   ------   ------
Income (loss) before income taxes..............   21.2      4.9    (50.1)
Income taxes (credit)..........................    6.6      1.3    (19.2)
                                                 -----    -----    ------
Net income (loss)..............................   14.6%     3.6%   (30.9)%
                                                 ======   ======   =====

Fiscal year ended December 31, 2000 in comparison to the fiscal year ended December 31, 1999

Net Sales

Net sales were $680.4 million in fiscal 2000, an increase of $283.1 million, or 71.3%, as compared to net sales of $397.3 million in fiscal 1999. The increase in net sales was attributable to continued high levels of capital spending by our semiconductor manufacturing customers, resulting in increased demand for our products and services.

Sales of ion implant products and services accounted for $534.4 million in total sales in fiscal 2000, an increase of $212.4 million, or 66.0%, as compared to $322.0 million in fiscal 1999. Sales of other products and services, including dry strip products, photostabilization products and rapid thermal processing systems, accounted for $146.0 million in total sales in fiscal 2000, an increase of $70.7 million, or 94.0%, as compared to $75.3 million in fiscal 1999.

Gross Profit

Gross profit was $299.3 million in fiscal 2000, an increase of $142.2 million, or 90.5%, as compared to gross profit of $157.1 million in fiscal 1999. The increase in gross profit was primarily attributable to increased products and services sales volume. Gross profit as a percentage of net sales increased to 44.0% in fiscal 2000 from 39.5% in fiscal 1999. This increase was due primarily to improved capacity utilization as a result of higher sales volume and, to a lesser extent, to a more favorable product mix of dry strip and photostabilization products.

Research and development

Research and development expense was $68.8 million in fiscal 2000, an increase of $17.2 million, or 33.3%, as compared to $51.6 million in fiscal 1999. As a percentage of net sales, research and development expense decreased to 10.1% in fiscal 2000 from 13.0% in fiscal 1999, as costs were spread over a higher revenue base. We continue to invest significantly in both current product enhancements and new product development.

Selling

Selling expense was $56.4 million in fiscal 2000, an increase of $18.5 million, or 48.7%, as compared to $37.9 million in fiscal 1999. The increase in selling expense was primarily due to increased headcount and related expenses associated with increased sales volume. As a percentage of net sales, selling expense decreased to 8.3% in fiscal 2000 as compared to 9.5% in fiscal 1999, as costs were spread over a higher revenue base.

General and Administrative

General and administrative expense, including the allocation of Eaton general corporate expenses to our business, was $60.2 million in fiscal 2000, an increase of $14.3 million, or 31.1%, as compared with $45.9 million in fiscal 1999. The increase in general and administrative expense was primarily attributable to increased spending for additional headcount and related expenses to support the growth in sales as well as higher expenses related to transitioning to a stand-alone public company. As a percentage of net sales, general and administrative expense decreased to 8.9% in fiscal 2000 as compared with 11.6% in fiscal 1999 as these costs were spread over a higher revenue base.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $9.3 million in fiscal 2000, consistent with fiscal 1999.

Income from Operations

Income from operations was $104.6 million in fiscal 2000 as compared to $12.3 million in fiscal 1999, primarily as a result of the factors described above.

Other Income (Expense)

Total other income was $39.6 million in fiscal 2000 as compared to $7.2 million in fiscal 1999. Other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $15.1 million in fiscal 2000 as compared to $5.9 million in fiscal 1999. Equity income attributable to SEN was $19.6 million in fiscal 2000 compared to $1.3 million in fiscal 1999. Both increases in fiscal 2000 were due to increased SEN sales volume due primarily to the recovery in the Japanese semiconductor market, which began in late 1999. Interest income of $5.8 million in fiscal 2000 was earned from the net proceeds from the initial public offering and significantly higher cash balances generated from operating activities.

Income Taxes

Income taxes were $45.2 million in fiscal 2000 as compared with $5.1 million in fiscal 1999. Our effective income tax rate was 31.3% in fiscal 2000 as compared to 26.2% in fiscal 1999. The tax rate in both periods differs from the U.S. federal statutory rate primarily due to state taxes, undistributed nontaxable equity income from SEN, credits from increased research activities and increased foreign sales corporation benefits. See Note 13 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Net Income (Loss)

Net income increased to $99.1 million in fiscal 2000 from $14.4 million fiscal 1999, principally as a result of the factors discussed above.

Fiscal year ended December 31, 1999 in comparison to the fiscal year ended December 31, 1998

Net Sales

Net sales in 1999 were $397.3 million, an increase of $131.6 million, or 49.5%, as compared to net sales of $265.7 million in 1998. The increase in net sales was attributable to the increased demand for our principal products and services resulting from the semiconductor industry's recovery, which began in the second half of 1999. Our third quarter 1999 net sales increased 125.4% over the third quarter of 1998, and fourth quarter 1999 net sales increased 193.7% over the fourth quarter of 1998.

Sales of our ion implant systems and services accounted for $322.0 million in total sales in 1999 as compared to $219.9 million in 1998, an increase of 46.4% over 1998. Sales of other products and services, including dry strip products, photostabilization products and rapid thermal processing systems, accounted for $75.3 million in total sales in fiscal 1999, an increase of $29.5 million, or 64.4%, as compared to $45.8 million in fiscal 1998.

Gross Profit

Gross profit was $157.1 million in 1999, an increase of $92.9 million, or 144.6%, as compared with gross profit of $64.2 million in 1998. Of this increase, $31.9 million resulted from increased sales while $43.6 million was due primarily to improved capacity utilization resulting from higher product sales volume. In addition, gross profit in 1998 was reduced by $17.4 million of restructuring charges for inventory writedowns. The increase in gross profit as a percentage of net sales to 39.5% in 1999 from 24.2% in 1998 was due to improved capacity utilization, increased sales and the absence of restructuring charges in 1999.

Research and Development

Research and development expense was $51.6 million in 1999, a decrease of $27.1 million, or 34.4%, as compared to $78.7 million in 1998. As a percentage of net sales, research and development expense was 13.0% in 1999 and 29.6% in 1998. Approximately $17.2 million of the decrease in expense was attributable primarily to synergy savings associated with the closing of our Austin, Texas facility and the subsequent transfer of Austin's ion implant engineering activities to our Beverly, Massachusetts facility. The balance of the decrease was attributable to a reallocation of our research and development efforts following our 1998 restructuring and the completion of certain research projects.

Selling

Selling expense was $37.9 million in 1999, a decline of $4.2 million, or 9.9%, as compared to $42.1 million in 1998. The reduction in selling expense between years was driven principally by headcount savings attributable to our cost reduction strategy that was initiated in the second quarter of 1998 and continued into the second quarter of 1999. As a percentage of net sales, selling expense decreased to 9.5% in 1999 as compared to 15.9% in 1998.

General and Administrative

General and administrative expense, including the allocation of Eaton general corporate expenses to our business, was $45.9 million in 1999, a decrease of $1.2 million, or 2.4%, as compared with $47.1 million in 1998. As a percentage of net sales, general and administrative expense decreased to 11.6% in 1999 as compared with 17.7% in 1998 as these costs were spread over a higher revenue base. The allocation of Eaton general corporate expense was $15.0 million in 1999 as compared to $14.8 million in 1998.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $9.3 million in 1999, consistent with 1998.

Income (Loss) from Operations

Income from operations was $12.3 million in 1999 as compared to a loss from operations of $137.9 million in 1998, primarily as a result of the factors described above.

Other Income (Expense)

Total other income was $7.2 million in 1999, an increase of $2.4 million, or 51.3%, as compared to $4.8 million in 1998. Other income primarily consisted of royalty income and equity income from SEN. Royalty income, more than half of which was from SEN, was $5.9 million in 1999, as compared to $7.9 million in 1998, or a decrease of 26.4%. The decrease in 1999 was due to income in 1998 from a large one-time royalty payment from an unrelated party. Equity income attributable to SEN was $1.3 million in 1999 as compared to a loss of $2.1 million in 1998. This increase primarily reflects a 19.4% increase in SEN sales volume in 1999 as compared to 1998 as a result of improvements in the Japanese semiconductor market.

Income Taxes (Credit)

Income tax expense was $5.1 million in 1999 as compared with an income tax credit of $51.1 million in 1998, which was generated by our loss from operations in that year. The effective tax rate for 1999 was 26.2% which included a credit for research activities, as compared to an effective tax rate of 38.4% in 1998. See Note 13 to the consolidated financial statements.

Net Income (Loss)

Net income increased to $14.4 million in 1999 as compared to a loss of $82.0 million in 1998, principally as a result of the factors discussed above.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2000 were $168.2 million, compared to $3.5 million at December 31, 1999. The significant increase in cash between years was due mainly to higher net income of $99.1 million, net proceeds received from the initial public offering of $348.6 million, partially offset by the payment of a $300 million dividend to Eaton, and the sale of our Austin, Texas facility for $11.0 million. Net working capital was $297.3 million at December 31, 2000 as compared to net working capital of $169.8 million as of December 31, 1999. The increases in cash, accounts receivable and inventory were the primary causes of the increase in working capital, all of which increased primarily as a result of higher business volume in fiscal 2000.

Cash provided by operating activities was $99.7 million for fiscal 2000 as compared to net cash used of $39.1 million for fiscal 1999. The cash provided by operating activities for fiscal 2000 was primarily the result of improved earnings performance and working capital management. Cash provided by financing activities consisted primarily of net proceeds from the initial public offering of $348.6 million offset by the payment of a $300.0 million cash dividend to Eaton.

Capital expenditures were $21.8 million in fiscal 2000 and $16.9 million in fiscal 1999. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business. We anticipate increased capital expenditures to support our worldwide sales growth including the expansion of our Beverly, Massachusetts facility.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and extent of these factors, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Axcelis will adopt the standard in the first quarter of fiscal 2001 and does not expect the adoption to have a material impact on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101, which was subsequently amended by SAB No. 101A and SAB 101B (collectively referred to as SAB 101) provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Axcelis has concluded that its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

Outlook

The growth in our business from 1998 to 1999 and from 1999 to 2000 should not be read as an indication of our performance in 2001. The semiconductor industry is highly cyclical and has experienced periodic downturns that have had a severe adverse impact on the semiconductor industry and on suppliers to the semiconductor industry, including us. Our business depends in significant part upon capital expenditures by semiconductor manufacturers, especially manufacturers that are opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures. If existing fabrication facilities are not expanded or new facilities are not built as rapidly as anticipated, demand for our systems may decline, and we may be unable to generate significant new orders for our systems, which would adversely affect our sales levels. We derive most of our revenues from the sale of a relatively small number of expensive products to a small number of customers. The list prices on these products range from $150,000 to over $4.0 million. At our current sales level, each sale, or failure to make a sale, could have a material effect on us in a particular quarter.

In addition, the continued requirements for investments in engineering, research and development and marketing necessary to develop new products and to maintain extensive customer service and support capabilities limit our ability to reduce expenses during downturns in proportion to declining sales.

We are also exposed to the risks associated with an apparent slowdown in the U.S. economy. Concerns about inflation, decreased consumer confidence, reduced corporate profits and a slowdown in the sale of electronic goods suggest slower growth in the U.S. economy. A slowing domestic economy may materially and adversely affect our business, financial condition and results of operations.

Exhibit 99 hereto contains additional information about important factors that may cause our actual results to differ from our past performance and from performance contemplated by any forward-looking statements in this Annual Report. That information is incorporated herein by reference.

Item 7a: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Axcelis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents as of December 31, 2000. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in managing our investment portfolio and, due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates. As of December 31, 2000, all investments mature within 60 days and are carried at cost, which approximates fair market value.

Foreign Currency Exchange Risk

Prior to our separation from Eaton, our exposure to foreign currency exchange rate risk was managed on an enterprise-wide basis as part of Eaton's risk management strategy. Having now separated from Eaton, we will manage our exchange rate risk on an independent basis. Currently, substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Our investment in SEN and our royalty and equity income from SEN are subject to foreign currency exchange risks.

Item 8: Financial Statements and Supplementary Data

Response to this Item is submitted as a separate section of this report immediately following Item 14.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Axcelis' Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission on or prior to April 30, 2001, and the remainder of such information is set forth under the heading "Executive Officers" at the end of Part I of this report.

Item 11: Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Share Ownership" in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Executive Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

  (1)   Financial Statements:

Report of Ernst & Young LLP - Independent Auditors

Consolidated Statements of Operations-For the fiscal years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets-December 31, 2000 and 1999

Consolidated Statements of Stockholders' Equity-For the fiscal years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows-For the fiscal years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

  (2)   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2000, 1999 and 1998

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

(c) Exhibits

The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(d) Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report.

Employee Stock Purchase Plan

Although the Company registered interests in its Employee Stock Purchase Plan on Form S-8 on November 13, 2000, the plan had no activity during 2000 and therefore no financial statements relating to the Plan are being filed on Form 11-K for 2000 or being included in this Form 10-K for 2000 pursuant to Rule 15d-21.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders

Axcelis Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 22, 2001, except for the fourth
 paragraph of Note 9, as to which the
 date is January 24, 2001

Axcelis Technologies, Inc.
Consolidated Statements of Operations

                                              Year Ended December 31,
                                          -------------------------------
                                            2000        1999      1998
                                          ---------  ---------  ---------
 In thousands, except per share amounts

Net sales...............................  $680,401   $397,267   $265,709
Cost of products sold...................   381,092    240,185    184,122
Cost of products sold -- restructuring
  charges...............................                          17,358
                                          ---------  ---------  ---------
    Gross profit........................   299,309    157,082     64,229
Operating expenses:
  Research & development................    68,768     51,599     78,656
  Selling...............................    56,427     37,946     42,134
  General & administrative..............    60,198     45,925     47,075
  Amortization of goodwill & intangible
    assets..............................     9,279      9,279      9,279
  Restructuring charges.................                          24,994
                                          ---------  ---------  ---------
Income (loss) from operations...........   104,637     12,333   (137,909)

Other income (expense):
  Royalty income........................    15,054      5,854      7,949
  Equity income (loss) of Sumitomo Eaton
    Nova Corporation....................    19,570      1,338     (2,132)
  Interest income.......................     5,801
  Other -- net..........................      (790)        28     (1,045)
                                          ---------  ---------  ---------
Income (loss before income taxes........   144,272     19,553   (133,137)

Income taxes (credit)...................    45,157      5,125    (51,090)
                                          ---------  ---------  ---------
Net income (loss).......................  $ 99,115   $ 14,428   $(82,047)
                                          =========  =========  =========

Basic net income (loss) per share.......  $   1.13   $   0.18   $  (1.03)
Diluted net income (loss) per share.....  $   1.13   $   0.18   $  (1.03)

Share used in computing:
  Basic net income (loss) per share.....    88,063     80,000     80,000
  Diluted net income (loss) per share...    88,064     80,000     80,000

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets

                                                         December 31,
                       2000           1999
----------------------------------------------  -------------  -------------
(In thousands)

ASSETS

Current assets
   Cash and short-term investments.............. $   168,157   $      3,530
   Receivable from Eaton Corporation............                     11,241
   Accounts receivable..........................     150,482        101,335
   Inventories..................................     122,036         83,326
   Deferred income taxes & other current assets.      26,851         36,060
                                                -------------  -------------
Total current assets............................     467,526        235,492

Property, plant and equipment, net..............      75,653         73,809
Investment in Sumitomo Eaton Nova Corporation...      44,915      22,210
Goodwill........................................      42,977         47,006
Intangible assets...............................      20,418         26,190
Other assets....................................      20,842         18,128
                                                -------------  -------------
Total assets.................................... $   672,331   $    422,835
                                                =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable............................. $    46,855   $     24,579
   Payable to Eaton Corporation.................      25,818
   Accrued compensation.........................      17,686          8,984
   Warranty reserve.............................      36,195      18,568
   Income taxes payable.........................      31,153
   Other current liabilities....................      12,471         13,602
                                                 ------------  -------------
Total current liabilities.......................     170,178         65,733

Deferred income taxes...........................       7,391         10,238
Other long-term liabilities.....................       3,393          4,568

Stockholders' equity
   Preferred stock, $0.001 par value, 30,000
     shares authorized..........................
   Common stock, $0.001 par value, 300,000
     shares authorized; 97,050 and 80,000 shares
     issued and outstanding at December 31, 2000
     and 1999, respectively.....................          97             80
   Additional paid-in capital...................     437,472
   Retained earnings............................      58,682
   Accumulated other comprehensive income (loss)      (4,882)        (5,529)
   Parent company investment....................                    347,745
       ------------  -------------
Total stockholders' equity......................     491,369        342,296
       ------------  -------------

Total liabilities and stockholders' equity...... $   672,331   $    422,835
                                                =============  =============

See accompanying Notes to Consolidated Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Stockholders' Equity

                                                                                     Accumulated
                                    Common Stock    Additional   Parent              Other
                                   ---------------   Paid-In    Company   Retained  Comprehensive
                                   Shares   Amount   Capital   Investment Earnings  Income/(Loss)   Total
------------------------------------------ ------ ----------- ----------- --------- ------------- ----------
(In thousands)

Balance at December 31, 1997.....   80,000  $  80           $ 356,029             $   (6,917)  $ 349,192
Comprehensive income:
  Net loss......................             (82,047)                (82,047)
  Foreign currency translation
    adjustments.................                        1,097       1,097
               ----------
  Total comprehensive loss......             (80,950)

Net transfers from Eaton
  Corporation...................         919                                 919
     --------- ------ ----------- ----------- --------- ------------- ----------

Balance at December 31, 1998       80,000     80                 274,901                  (5,820)    269,161

Comprehensive income:
  Net income....................            14,428                              14,428
  Foreign currency translation
    adjustments.................                  291          291
              ----------
  Total comprehensive income....                                                                      14.719

Net transfers from Eaton
  Corporation...................                                  58,416                              58,416
     --------- ------ ----------- ----------- --------- ------------- ----------

Balance at December 31, 1999       80,000     80                 347,745                 (5,529)     342,296

Comprehensive income:
  Net income....................                                  40,433  $ 58,682                    99,115
  Foreign currency translation
    adjustments.................                                                            647          647
                 ----------
  Total comprehensive income....              99,762

Initial public offering..........  17,050     17   $ 348,568                                         348,585
Dividend paid to Eaton
  Corporation ($3.75 per share)..                               (300,000)                           (300,000)
Net transfer from Eaton
  Corporation...................                                     726                                 726
Reclassification of parent
  company investment to
  additional paid-in capital....                      88,904     (88,904)

                                 --------- ------ ----------- ----------- --------- ------------- ----------
Balance at December 31, 2000       97,050   $ 97   $ 437,472   $       0  $ 58,682   $   (4,882)  $  491,369
                                 ========= ====== =========== =========== ========= ============= ==========

      See accompanying Notes to Consolidated Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows

                                                     Year Ended December 31,
                                                ---------------------------------
                                                   2000        1999        1998
                                                ---------   ---------   ---------

(In thousands)
Operating activities:
  Net income (loss)...........................  $  99,115   $  14,428   $ (82,047)
  Adjustments to reconcile to net cash
    provided (used) by operating activities:
      Depreciation............................      8,535       9,803      10,548
      Amortization of goodwill & intangible
         assets...............................      9,279       9,279       9,279
      Deferred income taxes...................     (8,355)     (2,758)    (12,065)
      Undistributed (income) loss of Sumitomo
         Eaton Nova Corporation...............    (19,570)     (1,347)      2,890
      Deferred royalty income from Sumitomo
         Eaton Nova Corporation...............                 (2,286)     (3,249)
      Restructuring charges...................                 (7,060)     37,347
      Changes in operating assets &
         liabilities, excluding acquisition of
         a business & non-cash
         restructuring charges:
           Accounts receivable................    (50,097)    (71,918)     57,465
           Inventories........................    (39,431)    (16,989)     27,936
           Accounts payable & other current
             liabilities......................     44,824      18,481     (39,920)
           Payable to Eaton Corporation.......     25,818
           Income taxes payable...............     31,153
           Other assets.......................     (2,765)      7,604        (616)
           Other-net..........................      1,177       3,658       4,638
                                                ---------   ---------   ---------
             Net cash provided (used) by
               operating activities...........     99,683     (39,105)     12,206
Investing activities:
  Expenditures for property, plant &
    equipment.................................    (21,848)    (16,914)    (14,988)
  Proceeds from sale of Austin, Texas
    facility.................................      10,967
  Other-net...................................       (138)     (2,205)      1,722
                                                ---------   ---------   ---------
             Net cash used by investing
               activities.....................    (11,019)    (19,119)    (13,266)
Financing activities:
  Net proceeds from the sale of Axcelis
    common shares.............................    348,585
  Payment of previously declared dividend to
    Eaton Corporation.........................   (300,000)
  Net transfers from Parent Company...........     27,378      58,416         919
                                                ---------   ---------   ---------
             Net cash provided by financing
               activities.....................     75,963      58,416         919
                                                ---------   ---------   ---------
Net increase (decrease) in cash & cash
  equivalents.................................    164,627         192        (141)
Cash & short-term investments at beginning of
  period......................................      3,530       3,338       3,479
                                                ---------   ---------   ---------
Cash & short-term investments at end
  of period...................................  $ 168,157   $   3,530   $   3,338
                                                =========   =========   =========

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. ("Axcelis" or the "Company"), a wholly owned subsidiary of Eaton Corporation ("Eaton") prior to July 10, 2000, is a leading producer of ion implantation, dry strip and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia Pacific. The Company has recently introduced rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company has a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the company for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

On April 26, 2000, Eaton announced its plan to reorganize its semiconductor equipment operations into an independent, publicly-held company, Axcelis Technologies, Inc. On June 30, 2000, Eaton substantially completed the transfer of all the assets and related liabilities of its semiconductor equipment operations to the Company. Prior to the transfer, the financial statements of the semiconductor equipment operations were presented on a combined basis. On July 10, 2000, the Company commenced its initial public offering (IPO) of 15,500,000 shares of common stock. On July 20, 2000, the IPO was completed when the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,550,000 shares. A portion of the net proceeds of the offering of $348.6 million was used to pay a previously declared $300 million dividend to Eaton. Eaton owned approximately 82 percent of Axcelis' outstanding common stock. On October 25, 2000, Eaton announced that its board of directors had declared a stock dividend of all remaining shares of Axcelis held by Eaton. The dividend was distributed on December 29, 2000. The distribution was made on the basis of 1.179023 shares of Axcelis for each Eaton common share outstanding.

Axcelis' legal separation from Eaton occurred on June 30, 2000, at which time the Company began to operate independently from Eaton. Subsequent to June 30, 2000, the Company's financial statements are prepared on a consolidated basis. Although prior periods have been prepared on a combined basis, all statements presented are referred to as consolidated statements for simplicity. For periods prior to the separation date, the consolidated financial statements reflect historical results of operations and cash flows of Eaton's semiconductor equipment operations during each respective period, and include allocations of certain Eaton expenses, as discussed in Note 16 to the consolidated financial statements. Beginning in the third quarter of fiscal year 2000, Axcelis' consolidated financial statements no longer include an allocated portion of Eaton's corporate services and infrastructure costs. However, the Company has continued to incur amounts payable to Eaton in connection with transitional agreements, under which Eaton provides services, such as voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Axcelis and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The equity method is used to account for the 50% investment in SEN.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

The functional currency for all operations outside the United States is the local currency. Financial statements for these operations are translated into United States dollars at year-end rates as to assets and liabilities and average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in stockholders' equity as an element of accumulated comprehensive income (loss). Foreign currency transaction gains and losses recorded in the consolidated statements of operations are not material for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments (primarily time deposits) acquired with a remaining maturity of three months or less at the time of acquisition. Prior to Axcelis' initial public offering, Eaton managed cash and cash equivalents on a centralized basis. Cash receipts associated with Axcelis' business were transferred to Eaton and Eaton funded Axcelis' cash disbursements. The amount for cash and cash equivalents at December 31, 1999 substantially relates to cash and highly liquid short-term investments maintained for working capital purposes, primarily at international locations.

Inventories

Inventories are carried at lower of cost, determined using the first-in, first-out (FIFO) method, or market.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Long-Lived Assets

Depreciation and amortization are computed by the straight-line method for financial statement purposes. The historical cost of buildings is depreciated over forty years and machinery and equipment principally over three to ten years. Substantially all goodwill is amortized over fifteen years. Intangible assets, consisting of developed technology, are amortized over seven years.

Goodwill and other long-lived assets are reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Concentration of Credit Risk

Financial instruments, which potentially expose Axcelis to concentrations of credit risk, consist principally of accounts receivable and cash equivalents. Axcelis' customers consist of semiconductor manufacturers located throughout the world. Axcelis performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Axcelis maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable.

Financial Instruments

Axcelis has no material financial instruments outstanding at December 31, 1000 used to manage foreign exchange or interest rate risk. In 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Statement requires all derivatives to be recognized on the balance sheet at fair value. Axcelis must adopt the standard by the first quarter of 2001. It expects that the adoption of the standard will have an immaterial effect on financial position and operating results, if any.

Revenue Recognition

Axcelis recognizes sales at the time of shipment of the system to the customer. The costs of installation at the customer's site are accrued at the time of shipment. Management believes the customer's post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory because the process is a replication of the pre-shipment procedures. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications as outlined in the contract between the customer and Axcelis. To ensure that the customer's specifications are satisfied, per contract terms, the systems are tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Axcelis has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions. Installation is non-complex and does not require specialized skills, and the related costs are predictable and insignificant to the total purchase price. Axcelis has a demonstrated history of customer acceptance subsequent to shipment and installation of these systems.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". SAB No. 101, which was subsequently amended by Staff Accounting Bulletin No. 101A (collectively referred to as SAB 101), articulates certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Axcelis has concluded that its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

Income Taxes

Axcelis' results historically have been included in Eaton's consolidated U.S. and state income tax returns and in tax returns of certain Eaton foreign subsidiaries. The provision for income taxes in Axcelis' consolidated financial statements has been determined on a separate-return basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Through December 29, 2000, Eaton accounted and paid for all United States income taxes. Axcelis' taxable income (loss) related to its United States operations was included in Eaton's consolidated income tax returns for 1999 and 1998 and will be included in Eaton's 2000 tax returns.

Consistent with the terms of the tax sharing agreement with Eaton, the consolidated statements of operations include an allocation of Eaton's United States income taxes (credit) in amounts generally equivalent to the provisions which would have resulted had the Company filed separate income tax returns for the years presented. The Company has also been allocated United States deferred income taxes based on the estimated differences between the book and tax bases of its assets and liabilities.

Several of Axcelis' operations outside the United States account and pay for income taxes related to their operations. For those operations which have not accounted and paid for income taxes related to their operations, the consolidated statements of operations include an allocation of Eaton's foreign income taxes in amounts generally equivalent to the provisions which would have resulted had Axcelis filed separate income tax returns for the years presented. These operations have also been allocated foreign deferred income taxes based on the estimated differences between the book and tax bases of their assets and liabilities.

Stock-Based Compensation

Axcelis applies the intrinsic value based method described in Accounting Principles Board Opinion (APB) No. 25 to account for stock options granted to employees. Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying common shares.

Net Income (Loss) Per Share

Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.

Note 3. Restructuring Charges

Due to the decline of the semiconductor capital equipment market in 1998, Axcelis took actions in the third quarter of 1998 to restructure its business and recorded restructuring charges of $42.4 million ($27.5 million aftertax).

Several specific actions comprised the overall restructuring efforts, including workforce reductions, asset write-downs and other restructuring actions. The charge for workforce reductions, primarily severance and other related employee benefits, included the termination of approximately 475 employees, primarily manufacturing personnel. Approximately half of the workforce reductions related to the closing of the Austin, Texas plant. The charge for asset write-downs included $17.4 million for inventory, which was written down to estimated market value, and is included in cost of products sold. The ion implantation equipment manufacturing facility in Austin, Texas was closed and production was transferred to Beverly, Massachusetts. The write-down of this plant to estimated selling price represented approximately $2.1 million of the restructuring charge. The phase-out of production was concluded in the first quarter of 1999. Further, the Thermal Processing Systems product line, located in Peabody, Massachusetts, was merged into the Fusion Systems division in Rockville, Maryland and the Flat Panel Equipment product line was merged into the Implant Systems division in Beverly, Massachusetts.

A summary of the various components of the restructuring liabilities follows (in thousands of dollars):

                                                               INVENTORY &
                                       WORKFORCE REDUCTIONS    OTHER ASSET       PLANT
                                       ---------------------     WRITE-      CONSOLIDATION
                                       EMPLOYEES    DOLLARS       DOWNS         & OTHER       TOTAL
                                       ----------   --------   -----------   -------------   --------

     1998 charges....................      475      $ 7,054     $ 30,296        $ 5,002      $ 42,352
     Utilized in 1998................     (300)      (3,493)     (30,296)        (1,503)      (35,292)
                                          ----      -------     --------        -------      --------
     Balance remaining at
       December 31, 1998.............      175        3,561            0          3,499         7,060
     Utilized in 1999................     (175)      (3,561)                     (3,499)       (7,060)
                                          ----      -------     --------        -------      --------
     Balance remaining at
       December 31, 1999.............        0      $     0     $      0        $     0      $      0
                                          ====      =======     ========        =======      ========

During 2000, the Company disposed of the Austin plant for proceeds of approximately $11 million. The net gain on disposal was not material.

Note 4. Accounts Receivable

The components of accounts receivable follow (in thousands):

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    --------

Trade..........................................  $141,676    $100,137
Sumitomo Eaton Nova Corporation................    10,915       3,246
                                                 --------    --------
                                                  152,591     103,383
Allowance for doubtful accounts................    (2,109)     (2,048)
                                                 --------    --------
                                                 $150,482    $101,335
                                                 ========    ========

Note 5. Inventories

The components of inventories follow (in thousands):

                                                     December 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    --------

Raw materials..................................  $ 74,929    $ 54,146
Work in process................................    31,531      19,229
Finished goods.................................    26,828      20,800
                                                 --------    --------
                                                  133,288      94,175
Inventory allowances...........................   (11,252)    (10,849)
                                                 --------    --------
                                                 $122,036    $ 83,326
                                                 ========    ========

Note 6. Property, Plant & Equipment

The components of property, plant and equipment follow (in thousands):

                                                     December 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    --------

Land & buildings...............................  $ 48,904    $ 59,862
Machinery & equipment..........................    55,917      48,914
Construction in process........................    19,679       9,662
                                                 --------    --------
                                                  124,500     118,438
Accumulated depreciation.......................   (48,847)    (44,629)
                                                 --------    --------
                                                 $ 75,653    $ 73,809
                                                 ========    ========

Note 7. Goodwill & Other Intangible Assets

The components of goodwill and intangible assets follow (in thousands):

                                                     December 31,
                                                  -------------------
                                                   2000        1999
                                                  -------    --------

Goodwill........................................  $55,419    $ 55,904
Accumulated amortization........................  (12,442)     (8,898)
                                                  -------    --------
                                                  $42,977    $ 47,006
                                                  =======    ========
Intangible assets...............................  $40,000    $ 40,000
Accumulated amortization........................  (19,582)    (13,810)
                                                  -------    --------
                                                  $20,418    $ 26,190
                                                  =======    ========

Note 8. Defined Contribution Plan

During 2000, the Company established the Axcelis Long-Term Investment Plan, a defined contribution plan that became effective on January 1, 2001. All regular employees are eligible to participate and may contribute up to 17% of their eligible compensation, subject to limitations set by federal income tax regulations. The Company will match 50% of contributions for the first 6% of eligible pay contributed by the employee. No expense was recognized in 2000 under this plan.

Prior to the Company's separation from Eaton, Axcelis employees participated in defined benefit and defined contribution plans of Eaton. Expense recorded during 2000, 1999 and 1998 for all defined benefit and defined contribution plans was $9.2 million, $5.1 million and $6.9 million, respectively. In connection with the separation on December 29, 2000, Axcelis employees participating in Eaton's domestic pension plan fully vested, and the pension obligation for these employees remained with Eaton. Axcelis continues to provide pension benefits to employees in certain foreign locations, primarily Germany, and post-retirement benefits other than pension benefits are provided to a limited number of its United States employees. The obligations related to these plans are not significant.

Note 9. Stock Option Plans

Axcelis Stock Option Plan

During 2000, the Company adopted the Axcelis Technologies, Inc. 2000 Stock Plan (the Plan), a stock award and incentive plan which permits the issuance of options, stock appreciation rights, restricted stock, and performance awards to selected employees, directors and consultants of the Company. The Plan reserved 18.5 million shares of common stock for grant under the Plan. Expiration of options or stock appreciation rights are based on award agreements, or in the case of incentive stock options, awards expire ten years from the date of grant. Non-qualified stock options may, if approved by the Board of Directors, have a stated term in excess of ten years. Generally, awards terminate upon termination of employment for options granted to employees. Under the terms of the Plan, the exercise price, determined by the Board of Directors, may not be less than the fair market value of a share of the Company's common stock on the date of grant.

The following tables summarize information about Axcelis' stock options as of and for the year ended December 31, 2000:

                                                    Weighted-
                                                 Average
                                           Shares    Exercise Price
                                        -----------  --------------
     Outstanding at beginning of year....
     Granted.............................  4,217,218       $21.26
     Forfeited...........................   (108,295)       22.00
                                          -----------  --------------
     Outstanding at end of year..........  4,108,923       $21.36
                                          ===========

     Available for grant at end of year.. 14,391,077
       ===========

                                                                                          Weighted
                      Outstanding      Weighted      Exercisable at  Weighted         Average
        Range of      December 31      Average        December 31        Average         Remaining
     Exercise Price      2000       Exercise Price        2000        Exercise Price   Contractual Life
     --------------   -----------   --------------   --------------   --------------   ----------------
     $ 7.13-$10.63        37,900       $  8.64        373        $  9.32          9.9 years
      11.19- 15.00       231,000         11.38              5,775          11.38          9.8
      18.06- 22.00     3,840,023         21.96            191,159          21.97          9.5
                      -----------                    --------------

                       4,108,923       $ 21.36            197,307        $ 21.64          9.6
                      ===========                    ==============

Stock Options for Eaton Common Shares Granted to Axcelis Employees

Eaton has stock option plans under which Axcelis employees were granted options, through July 11, 2000, to purchase Eaton common shares at prices equal to fair market value as of the date of grant. Historically, the majority of these options vested ratably during the three-year period following the date of grant and expire ten years from the date of grant. A summary of Eaton stock option activity for options granted to Axcelis employees during 1999 and 1998 follows:

                                               1999                    1998
                                       -----------------------------------------------------
                                          Weighted           Weighted
           Average            Average
                                         Shares   Exercise Price     Shares    Exercise Price
                                       ---------- --------------   ----------- --------------

     Outstanding at beginning of year.   305,093      $74.03         192,451       $67.21
     Granted..........................   162,625       71.41         115,941        84.76
     Exercised........................    (8,211)      56.60          (3,299)       53.44
                                       ----------                  -----------
     Outstanding at end of year.......   459,507      $73.41         305,093       $74.03
                                       ==========                  ===========

The stock option activity for options granted to Axcelis employees under Eaton's stock option plans was not significant during the period January 1, 2000 through July 11, 2000. On January 24, 2001, Axcelis' Board of Directors approved, effective as of December 29, 2000, the assumption, by Axcelis, of substantially all of the stock options originally issued by Eaton that were outstanding at December 29, 2000 and held by individuals who were employees of Axcelis on that date. To effect this assumption, Axcelis' Board of Directors approved the conversion of each Eaton option to Axcelis options in a manner that resulted in Axcelis employees receiving the same intrinsic value and ratio of exercise price per share to market value per share as they had prior to conversion. In addition, each new Axcelis option resulting from this conversion will have the same vesting provisions and terms as the Eaton options assumed. Approximately 423,400 Eaton options were converted to 3,586,103 Axcelis options. The converted options were not issued through the Axcelis stock option plan and, therefore, are not included in the stock option activity disclosed above for the Plan. A summary of the options outstanding at December 31, 2000 follows:

                                                                                          Weighted
                      Outstanding      Weighted      Exercisable at  Weighted         Average
        Range of      December 31      Average        December 31        Average         Remaining
     Exercise Price      2000       Exercise Price        2000        Exercise Price   Contractual Life
     --------------   -----------   --------------   --------------   --------------   ----------------
     $ 4.65-$6.81        282,088       $  6.12    282,088        $  6.12          4.6 years
       7.17-10.62      3,304,015          8.62          1,385,077           8.48          7.9
                      -----------                    --------------

                       3,586,103       $  8.43          1,667,165        $  8.08          7.7
                      ===========                    ==============

Pro Forma Disclosure

As permitted under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, Axcelis has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Under APB No. 25, the Company recognizes no compensation expense with respect to such awards, since on the date the options were granted, the option price equaled the market value of the common shares.

Pro forma information regarding net income (loss) is required by SFAS No. 123. This information is required to be determined as if Axcelis had accounted for stock-based awards to its employees granted subsequent to 1995 under the fair value method of that Statement. The fair values of the options granted under the Axcelis stock option plan and the Eaton stock option plans have been estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                               Axcelis Stock
                                                Option Plan      Eaton Stock Option Plans
                                                   2000             1999           1998
                                               -------------   -------------   -------------

     Dividend yield..........................        0%              3%              3%
     Expected volatility.....................       93%             21%             22%
     Risk-free interest rate.................   5.1% to 6.3%        4.7%       4.7% to 5.7%
     Expected option life in years...........        4            4 or 5         4, 5 or 6
     Weighted average fair value per share of
       options granted during the year.......     $14.66          $12.56          $17.57

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair values of the options are assumed to be amortized to expense over the options' vesting periods. Although some Eaton stock options were granted to Axcelis employees during the period January 1, 2000 to July 11, 2000, the number of such options was not significant and, therefore, have not been included in the pro forma presentation below. Pro forma information related to options granted follows (in thousands, except per share amounts):

                                               Axcelis Stock
                                                Option Plan      Eaton Stock Option Plans
                                                   2000             1999           1998
                                               -------------   -------------   -------------
     Net income (loss)
       As reported...........................       $99,115         $14,428        $(82,047)
       Assuming fair value method............        94,435          13,473         (82,665)
     Diluted net income (loss) per share.....
       As reported...........................         $1.13           $0.18          $(1.03)
       Assuming fair value method............          1.07            0.17           (1.03)

Note 10. Stockholders' Equity

Common and Preferred Stock

Prior to June 2000, Axcelis had authorized common stock of 1,000 shares with a par value of $1.00 per share; 100 shares were outstanding and owned by Eaton. In June 2000, the Axcelis Board of Directors authorized the conversion of the 100 shares of Axcelis common stock owned by Eaton into 80 million shares and increased the number of authorized shares to 300 million with a par value of $0.001 per share. Stockholders' equity has been restated to give retroactive recognition for the stock split for all periods presented by reclassifying from Parent Company Investment to common stock the par value of additional shares arising from the split. In addition, all references in the financial statements to the number of shares and per-share amounts of the Company's common stock have been restated.

In connection with Eaton's distribution of Axcelis shares to Eaton shareholders, Axcelis transferred the net Parent Company Investment of $88,904 to paid-in capital.

In June 2000, the Board also authorized the establishment of 30 million shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued.

Employee Stock Purchase Plan

In June 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan, which provides effectively all Axcelis employees the opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions up to 10% of the employee's salary. Generally, employees may purchase Axcelis common stock at 85% of the market value of the Company's common stock on the first trading day of each offering period or on the day the stock is purchased, whichever is lower. The purchase price may be adjusted by a committee of the Board of Directors. Compensation expense is not recognized by the Company because the plan is a non-compensatory plan under Section 423 of the Internal Revenue Code. The number of shares of common stock that may be issued under the stock purchase plan is 2.5 million shares, plus an annual increase to be added on the last day of each fiscal year beginning in 2001 equal to one percent of the outstanding shares on such date, or a lesser amount approved by the Board of Directors. The maximum shares that may be issued under the plan may not exceed 7.5 million shares. No shares were issued under the plan in 2000, as the effective date of the plan was January 1, 2001.

Note 11. Lease Commitments

At December 31, 2000, the Company had lease commitments through 2004. Minimum rental commitments under noncancelable operating leases, which expire at various dates and in most cases contain renewel options, are as follows (in millions): 2001, $8.4; 2002, $6.2; 2003, $4.2; 2004, $2.6.

Rental expense in 2000, 1999 and 1998 (in millions) was $7.8, $4.8 and $5.6, respectively.

Note 12. Business Segment and Geographic Region Information

Axcelis operates in only one business segment, which is the manufacture of capital equipment for the semiconductor manufacturing industry. The principal market for semiconductor manufacturing equipment is semiconductor manufacturers. Substantially all sales are made directly by Axcelis to customers located in the United States, Europe and Asia Pacific.

Axcelis' ion implantation systems product line includes high and medium current implanters and high energy implanters and services. Other products include photostabilizers, ozone and plasma ashers, thermal processing systems and other products and services. Net sales by product line follow (in thousands):

                                                   2000        1999        1998
                                                 --------    --------    --------

Ion implantation systems & services............  $534,428    $322,002    $219,927
Other products & services......................   145,973      75,265      45,782
                                                 --------    --------    --------
                                                 $680,401    $397,267    $265,709
                                                 ========    ========    ========

Net Sales and long-lived assets by geographic region based on the physical location of the operation recording the sales or the asset, follow (in thousands):

                                                                 Net      Long-Lived
                                                                Sales       Assets*
                                                              --------    ----------

     2000
     United States..........................................  $596,934     $74,276
     Europe.................................................    58,351         458
     Asia Pacific...........................................    25,116         919
                                                              --------     -------
                                                              $680,401     $75,653
                                                              ========     =======
     1999
     United States..........................................  $343,345     $71,740
     Europe.................................................    35,482         752
     Asia Pacific...........................................    18,440       1,317
                                                              --------     -------
                                                              $397,267     $73,809
                                                              ========     =======
     1998
     United States..........................................  $214,174     $62,321
     Europe.................................................    40,254       1,192
     Asia Pacific...........................................    11,281       1,050
                                                              --------     -------
                                                              $265,709     $64,563
                                                              ========     =======

* Long-lived assets consist of property, plant and equipment - net.

Sales from United States operations to customers in foreign countries (in thousands) were $388,679 (57.1%) in 2000, $158,523 (39.9%) in 1999 and $79,791 (30.0%) in 1998.

Note 13. Income Taxes

Income (loss) before income taxes for the years ended December 31 follows (in thousands):

                                                                    December 31,
                                                          ---------------------------------
                                                            2000        1999        1998
                                                          ---------   ---------   ---------

     United States......................................  $108,296     $ 12,999   $(132,446)
     Foreign............................................    16,406        5,216       1,441
     Equity income (loss) of Sumitomo Eaton Nova
       Corporation......................................    19,570        1,338      (2,132)
                                                          ---------   ---------   ---------
                                                          $144,272     $ 19,553   $(133,137)
                                                          =========   =========   =========

Income taxes (credit) for the years ended December 31 follows (in thousands):

                     December 31,
            ------------------------------
                                                             2000        1999       1998
                                                            -------    --------    -------

     Current:
       United States
          Federal.........................................  $44,761    $  4,150   $(34,469)
          State...........................................    3,546       1,883     (5,809)
       Foreign............................................    5,205       1,850      1,253
                                                            -------    --------    -------
                                                             53,512       7,883    (39,025)
     Deferred:
       United States......................................   (8,355)     (2,211)   (11,910)
       Foreign............................................                 (547)      (155)
                                                            -------    --------    -------
                                                             (8,355)     (2,758)   (12,065)
                                                            -------    --------    -------
                                                            $45,157    $  5,125   $(51,090)
                                                            =======    ========    =======

Reconciliations of income taxes (credit) at the United States Federal statutory rate to the effective income tax rate for the years ended December 31 follow (in thousands):

                                                         2000
                                                       -------------------       1999     1998
                                                       Amount       Rate       Rate     Rate
                                                     ----------    ------     ------   ------

     Income taxes (credit) at the United States
       statutory rate.................................  $  50,495      35.0%      35.0%    (35.0)%
     State taxes, net of federal income tax benefit...      2,305       1.6     6.3      (2.9)
     Amortization of goodwill.......................        1,248       0.9        6.4       1.0
     Current and prior years' foreign sales
       corporation benefit..........................       (3,029)     (2.1)      (1.5)     (0.2)
     Current and prior years' credit for increasing
       research activities..........................       (1,046)     (0.7)     (15.9)     (2.8)
     Foreign income tax rate differentials..........         (538)     (0.4)      (2.7)      0.4
     Foreign tax credit.............................                             (0.2)
     Income tax rate differential related to
       Sumitomo Eaton Nova Corporation..............      (6,687)     (4.6)      (2.4)      0.6
     Other - net....................................        2,409       1.6        1.2       0.5
                                                       ----------    -------    -------   ------
                                                       $  45,157      31.3%      26.2%    (38.4)%
                                                      ==========    =======    =======   ======

Significant components of current and long-term deferred income taxes at December 31 follow (in thousands):

                                                              Current     Long-term
                                                               Assets    Liabilities
                                                              -------    -----------

     2000
     Inventories............................................  $11,309
     Accrued warranty.......................................    9,990
     Accrued vacation.......................................    2,206
     Property, plant & equipment............................               $ (2,032)
     Intangible assets......................................                 (5,245)
     Other items............................................    1,906          (114)
                                                              -------      --------
                                                              $25,411      $ (7,391)
                                                              =======      ========
     1999
     Inventories............................................  $25,048
     Accrued warranty.......................................    5,267
     Accrued vacation.......................................    1,061
     Property, plant & equipment............................               $ (3,229)
     Intangible assets......................................                 (9,167)
     Other items............................................    1,660         2,158
                                                              -------      --------
                                                              $33,036      $(10,238)
                                                              =======      ========

No provision has been made for income taxes on undistributed earnings of operations outside the United States of $68.1 million at December 31, 2000, which includes $42.4 million for Sumitomo Eaton Nova Corporation, since the earnings retained have been reinvested by the operations. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Note 14. Significant Customers

One customer individually accounted for 13.9% of net sales in fiscal 2000. Three customers individually accounted for 15.9%, 10.6%, and 10.5% of net sales in 1999. No single customer represented more than 10% of net sales in 1998.

Note 15. Sumitomo Eaton Nova Corporation

Sumitomo Eaton Nova Corporation (SEN) was established in 1982 under the Commercial Code of Japan and is owned equally by Sumitomo Heavy Industries, Ltd., a Japanese corporation, and Axcelis. SEN designs, manufactures, sells and services ion implantation equipment in Japan under a license agreement with Axcelis. Summary financial information follows (in thousands):

                                                            2000        1999        1998
                                                          --------    --------    --------

Twelve months ended November 30:
     Net sales..........................................  $261,351    $110,722    $ 92,740
     Income from operations.............................    73,022       5,005      (5,581)
     Net income.........................................    39,139       2,676      (4,264)
November 30:
     Current assets.....................................   185,116     157,591
     Noncurrent assets..................................    44,909      53,799
     Current liabilities................................   140,178     150,087
     Noncurrent liabilities.............................       615         430

The fiscal year end for SEN is March 31. The consolidated statements of operations for Axcelis include the results of SEN for the twelve-month periods ended November 30, which represents a one-month lag. The information above has been presented as of and for the twelve months ended November 30 to conform to Axcelis' equity accounting for SEN.

A summary of Axcelis' transactions with SEN follows (in thousands):

                                                               2000      1999       1998
                                                             --------  --------   --------

     Net sales to SEN....................................... $11,913    $ 6,660    $ 6,401
     Royalty income from SEN................................  13,464      3,838      4,036
     Dividends received.....................................     375                   720
     Axcelis' equity in income (loss) of SEN................  19,570      1,338     (2,132)
     Accounts receivable at December 31 from SEN............  10,915      3,246      3,358

Note 16. Transactions with Eaton Corporation

Prior to the initial public offering, Axcelis' consolidated statements of operations include an allocation of Eaton's general corporate expenses to reflect the services provided or benefits received by Axcelis. Such allocated expenses were (in millions) $8.2 in 2000, $15.0 in 1999 and $14.8 in 1998. This allocation was based on Eaton's internal expense allocation methodology which charged these expenses to operating locations based both on net working capital, excluding cash equivalents and short-term debt, and on property, plant and equipment - net. Management believes this was a reasonable method of allocating these expenses and was representative of the operating expenses that would have been incurred had Axcelis operated on a stand-alone basis. The consolidated statements of operations do not include an allocation of interest expense related to Eaton's debt obligations, consistent with Eaton's internal expense allocation methodology.

Commencing with the initial public offering, the Company entered into various agreements with Eaton, which provide for transitional services and support, including those associated with voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. Under these agreements, the Company reimbursed Eaton for its direct and indirect costs of providing these services until the divestiture, and thereafter, for a limited time, the Company is reimbursing Eaton for its costs plus an additional fee for providing certain of these additional services. The transition periods covered by these agreements vary, but are generally less than two years from July 10, 2000. The agreements do not necessarily reflect the costs of obtaining these services from unrelated third parties or of providing the applicable services in-house. However, management believes that continuing to purchase certain of these services from Eaton provides an efficient means of obtaining these services during the transition period. Transition expenses included in Axcelis' consolidated statement of operations for the year ended December 31, 2000 amounted to $5.5 million.

At December 31, 2000, the Company had a payable to Eaton of $25.8 million and taxes payable of $31.2 million. The payable to Eaton arose primarily from expenditures, such as workers'compensation claims, health claims, legal and other professional services, and other general and administrative expenses, made by Eaton on Axcelis' behalf subsequent to the initial public offering. Taxes payable are payable to Eaton as the former parent will file a consolidated return for 2000, which will include Axcelis. Effective January 1, 2001, Axcelis began paying for the majority of these costs as the Company transitioned off of Eaton's systems and support. Amounts payable to Eaton as of December 31, 2000 were paid in January, 2001.

Note 17. Quarterly Results of Operations (unaudited)

The historical financial information, particularly for the periods prior to the separation date, may not be indicative of Axcelis' future performance.

                        ----------------------------------------------------------------------------------
                         Dec. 31,  Sept. 30,  June 30,  March 31,  Dec. 31,  Sept. 30, June 30,  March 31,
                           2000      2000      2000       2000       1999      1999      1999      1999
                        ---------  --------  ---------  --------- ---------  --------  ---------  --------

Net sales.............  $188,997   $182,509  $165,844   $143,051   $130,671  $108,658   $ 98,814  $ 59,124
Gross profit..........    83,385     81,182    73,268     61,474     52,542    42,260     41,512    20,768
Net income............    30,202     28,480    21,571     18,862      8,942     9,649      6,212   (10,375)
Basic and diluted net
  income per share....  $   0.31   $   0.30  $   0.27   $   0.24   $   0.11  $   0.12   $   0.08  $  (0.13)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

By:	/s/ Brian R. Bachman

Brian R. Bachman
Vice Chairman and Chief Executive Officer

Dated: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                            Title                      Date
---------------------------  -----------------------------------  ---------------

/s/ Brian R. Bachman         Vice Chairman and                     March 29, 2001
---------------------------  Chief Executive Officer
Brian R. Bachman

/s/ Cornelius F. Moses, III  Principal Accounting and              March 29, 2001
---------------------------  Financial Officer
Cornelius F. Moses, III

/s/ Mary G. Puma             Director                              March 29, 2001
---------------------------
Mary G. Puma

/s/ Alexander M. Cutler      Director                              March 29, 2001
---------------------------
Alexander M. Cutler

/s/ Stephen R. Hardis        Director                              March 29, 2001
---------------------------
Stephen R. Hardis

               Director
---------------------------
Ned C. Lautenbach

/s/ Philip S. Paul           Director                              March 29, 2001
---------------------------
Philip S. Paul

/s/ Naoki Takahashi          Director                              March 29, 2001
---------------------------
Naoki Takahashi

/s/ Gary L. Tooker           Director                              March 29, 2001
---------------------------
Gary L. Tooker

AXCELIS TECHNOLOGIES, INC.

INDEX TO EXHIBITS

to Form 10-K for the Year ended December 31, 2000.

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:
Exhibit No.	Description

2.1

Master Separation and Distribution Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

2.2

General Assignment and Assumption Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

2.3	Trademark License Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
2.4	Employee Matters Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
2.5

Tax Sharing and Indemnification Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

2.6	Transitional Services Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
2.7	Real Estate Matters Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
2.8

Indemnification and Insurance Matters Agreement between Eaton Corporation and the Company. Incorporated by reference from Exhibit 2.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

2.9

Purchase and Sale Agreement dated December 29, 1995 by and between Eaton Corporation and Eaton Semiconductor Equipment, Inc. Incorporated by reference from Exhibit 2.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

2.10

Agreement and Plan of Merger dated as of June 30, 1997 among Eaton Corporation, ETN Acquisition Corp., a wholly-owned subsidiary of Eaton and Fusion Systems Corporation. Incorporated by reference from Exhibit 2.10 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
3.2	Bylaws of the registrant, as amended. Incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
3.3	Certificate of Designation of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 5, 2000. Filed herewith.
4.1	Specimen Stock Certificate. Incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
4.2	Rights Agreement between the Company and EquiServe Trust Company, N.A. Incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.1*	2000 Stock Plan, as amended. Incorporated by reference from Exhibit 10.1 from the Company's Report on Form 10-Q filed with the Commission on November 14, 2000.
10.2*	Employee Stock Purchase Plan. Incorporated by reference from Exhibit 10.2 from the Company's Report on Form 10-Q filed with the Commission on November 14, 2000.
10.3

Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

10.4*

Form of Change in Control Agreement between the registrant and certain of its executive officers. Incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

10.5*	Employment Agreement between the Company and Brian R. Bachman. Incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.6*	Employment Agreement between the Company and Mary G. Puma. Incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.7**

Organization Agreement dated December 3, 1982 between Eaton Corporation and Sumitomo Heavy Industries, Ltd. relating to Sumitomo Eaton Nova Corporation, as amended. Incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

10.8**

Master License Agreement dated January 16, 1996 between Eaton Corporation and Sumitomo Eaton Nova Corporation. Incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

21.1	Subsidiaries of the Company. Incorporated by reference from Exhibit 21.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
23.1	Consent of Ernst & Young LLP, Independent Auditors. Filed herewith.
99

Factors affecting future operating results. Filed herewith.

* Indicates a management contract or compensatory plan.

Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended

Schedule II-Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

                                                                Charged
                               Balance at  Charged to   to Other
                                  Beginning   Costs and   Accounts-    Deductions-    Balance at
        Description               of Period   Expenses    Describe      Describe     End of Period
----------------------------   ----------- ----------- -----------  ------------  ---------------
 (In thousands)

Year ended December 31, 2000

  Allowances for doubtful accounts         $2,048        $247                    $186 (A)       $2,109

Year ended December 31, 1999

  Allowances for doubtful accounts         $2,028        $505                    $485 (A)       $2,048

Year ended December 31, 1998

  Allowances for doubtful accounts         $1,971        $  2                    $(55)(A)       $2,028

(A) Uncollectible accounts written off, net of recoveries