Form 10-Q
period 2001-03-31
AXCELIS TECHNOLOGIES INC
filed 2001-05-15
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

As of May 11, 2000 there were 97,131,122 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Separation from Eaton Corporation

Results of Operations

Financial Condition, Liquidity and Capital Resources

Risk Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                       Three Months Ended
                                           March 31,
(In thousands, except per           -----------------------
 share amounts)                          2001       2000
----------------------------------  ----------- -----------
Net sales.......................... $  152,149  $  143,051
Cost of products sold..............     88,801      81,577
                                    ----------- -----------
Gross profit.......................     63,348      61,474

Other costs & expenses
   Research & development..........     19,262      16,125
   Selling.........................     13,380      11,598
   General and administrative......     17,711     13,030
   Amortization of goodwill &
     intangible assets.............      2,320       2,320
                                    ----------- -----------
Income from operations.............     10,675      18,401

Other income:
   Royalty income..................      2,800      3,823
   Equity income of Sumitomo
     Eaton Nova Corporation........  6,632      3,340
   Interest income.................      2,377         -
   Other income - net..............          5       1,549
                                    ----------- -----------
Total other income.................     11,814       8,712
        ----------- -----------
Income before income taxes.........     22,489      27,113
Income taxes.......................      6,298      8,251
        ----------- -----------
Net income......................... $   16,191  $   18,862
        =========== ===========

Basic net income per share......... $     0.17  $     0.24
Diluted net income per share....... $     0.17  $     0.24

Shares used in computing:
  Basic net income per share.......     97,059      80,000
  Diluted net income per share.....     97,599      80,000

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                  March 31,    December 31,
(In thousands)                                       2001          2000
----------------------------------------------  -------------- -------------
ASSETS

Current assets
   Cash and cash equivalents.................... $   133,199   $    168,157
   Accounts receivable, net.....................     126,764        150,482
   Inventories..................................     118,910        122,036
   Deferred income taxes and other current
     assets.....................................      27,339         26,851
                                                -------------- -------------
Total current assets............................     406,212        467,526

Property, plant and equipment, net..............      81,164         75,653
Investment in Sumitomo Eaton Nova Corporation...      45,792      44,915
Goodwill........................................      40,585         42,977
Intangible assets...............................      20,334         20,418
Other assets....................................      25,509         20,842
                                                -------------  -------------
Total assets.................................... $   619,596   $    672,331
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable............................. $    33,601   $     46,855
   Payable to Eaton Corporation.................         -      25,818
   Accrued compensation.........................      15,973         17,686
   Warranty reserve.............................      37,198      36,195
   Income taxes payable.........................       7,331         31,153
   Other current liabilities....................      13,024         12,471
                                                 ------------  -------------
Total current liabilities.......................     107,127        170,178

Deferred income taxes...........................       8,365          7,391
Pension & other employee benefit liabilities....       3,393          3,393

Stockholders' equity
   Common stock.................................          97             97
   Additional paid-in capital...................     437,626        437,472
   Treasury stock - at cost.....................        (743)           -
   Retained earnings............................      74,873         58,682
   Accumulated other comprehensive income (loss)     (11,142)        (4,882)
          ------------  -------------
Total stockholders' equity......................     500,711        491,369
       ------------  -------------

Total liabilities and stockholders' equity...... $   619,596   $    672,331
                                                =============  =============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
(In thousands)                                          2001          2000
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................   $   16,191    $   18,862
  Adjustments required to reconcile net income to
    net cash used by operating activities:
      Depreciation............... ................        2,245         2,332
      Amortization of goodwill & intangible assets        2,320         2,320
      Deferred income taxes.......................          932           (72)
      Equity income of Sumitomo Eaton Nova
        Corporation...............................       (6,632)       (3,340)
      Changes in operating assets & liabilities:
           Accounts receivable, net...............       22,254       (13,837)
           Inventories............................        2,335       (14,477)
           Accounts payable and other current
             liabilities..........................      (12,445)        7,200
           Payable to Eaton Corporation...........      (25,818)          -
           Income taxes payable...................      (23,822)          -
    Other assets...........................       (4,669)          181
           Other - net............................         (336)       (1,077)
                                                    ------------  ------------
Net cash used by operating activities.............      (27,445)       (2,270)
                                                    ------------  ------------
Cash flows from investing activities:
  Expenditures for property, plant & equipment....       (7,754)         (299)
  Other - net.....................................          -            (317)
                                                    ------------  ------------
Net cash used by investing activities.............       (7,754)         (616)
                                                    ------------  ------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options.....          153           -
  Acquisition of treasury shares..................         (743)
  Net transfers from Parent Company...............          -           2,787
                                                    ------------  ------------
Net cash provided (used) by financing activities..         (590)        2,787
                                                    ------------  ------------
Effect of foreign exchange rate changes...........          831          (628)
                                                    ------------  ------------
Net decrease in cash & cash equivalents...........      (34,958)         (727)
Cash & cash equivalents at beginning of period....      168,157         3,530
                                                    ------------  ------------
Cash & cash equivalents at end of period..........   $  133,199    $    2,803
                                                    ============  ============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2001

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

On April 26, 2000, Eaton announced its plan to reorganize its semiconductor equipment operations into an independent, publicly-held company, Axcelis Technologies, Inc. On June 30, 2000, Eaton substantially completed the transfer of all the assets and related liabilities of its semiconductor equipment operations to the Company. Prior to the transfer, the financial statements of the semiconductor equipment operations were presented on a combined basis. On July 10, 2000, the Company commenced its initial public offering (IPO) of 15,500,000 shares of common stock. On July 20, 2000, the IPO was completed when the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,550,000 shares. A portion of the net proceeds of the offering of $348.6 million was used to pay a previously declared $300 million dividend to Eaton. Following the IPO, Eaton owned approximately 82 percent of Axcelis' outstanding common stock. On October 25, 2000, Eaton announced that its board of directors had declared a stock dividend of all remaining shares of Axcelis held by Eaton. The dividend was distributed on December 29, 2000. The distribution was made on the basis of 1.179023 shares of Axcelis for each Eaton common share outstanding.

Axcelis' legal separation from Eaton occurred on June 30, 2000, at which time the Company began to operate independently from Eaton. Subsequent to June 30, 2000, the Company's financial statements are prepared on a consolidated basis. Although prior periods have been prepared on a combined basis, all statements presented are referred to as consolidated statements for simplicity. For periods prior to the separation date, the consolidated financial statements reflect historical results of operations and cash flows of Eaton's semiconductor equipment operations during each respective period, and include allocations of certain Eaton expenses. Beginning in the third quarter of fiscal year 2000, Axcelis' consolidated financial statements no longer include an allocated portion of Eaton's corporate services and infrastructure costs. However, the Company has continued to incur amounts payable to Eaton in connection with transitional agreements, under which Eaton provides services, such as voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For furthur information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

2)      Net Income Per Share
Basic net income per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was approximately 540,000 shares for the first quarter of fiscal 2001. For the first quarter of fiscal 2000, there was no dilutive effect from stock options, as there were no Axcelis stock options outstanding.

3)      Comprehensive Income
The components of comprehensive income are as follows (in thousands):

                             Three Months Ended
                              March 31,
                        -------------------------
                            2001         2000
                     ------------ ------------
 Net income....................   $ 16,191     $ 18,862
 Foreign currency translation
  adjustments..................     (6,260)        (478)
                                 ----------- ------------
 Comprehensive income..........   $  9,931     $ 18,384
                                 =========== ============

4)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

                                   March 31,     December 31,
                                     2001            2000
                                 -------------   -------------
 Raw materials................    $   78,584      $   74,929
 Work-in-process..............        20,494          31,531
 Finished goods...............        31,829          26,828
                                 -------------   -------------
                                     130,907         133,288
 Inventory allowances.........       (11,997)        (11,252)
            -------------   -------------
      $  118,910      $  122,036
                                 =============   =============

5)      Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this standard beginnning in the first quarter of 2001. SFAS No. 133 did not have a material impact on the Company's consolidated financial statements for the three months ended March 31, 2001.

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

Results of Operations

During fiscal 2000, unprecedented demand for our products and services by our semiconductor manufacturing customers resulted in record sales and earnings for Axcelis for the fiscal year ended December 31, 2000. However, during the first quarter of fiscal 2001, reduced demand for semiconductors resulted in a significant decline in demand for semiconductor manufacturing equipment. A large number of our customers rescheduled existing orders resulting in the postponement of scheduled equipment deliveries while a smaller number of our customers canceled existing orders. This has resulted in a decline in net sales from the record level of the fourth quarter of fiscal 2000.

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

                               Three Months Ended
                                March 31,
                          -----------------------
                              2001        2000
                       ----------- -----------
  Net sales.......................   100.0%       100.0%
  Gross profit....................    41.6         43.0

  Other costs & expenses
    Research & development........    12.7         11.3
    Selling.......................     8.8          8.1
    General & administrative......    11.6          9.1
    Amortization of goodwill &
      intangible assets...........     1.5          1.6
                                  ----------- -----------
  Income from operations               7.0         12.9

  Other income (expense)
    Royalty income................     1.8     2.7
    Equity income of SEN..........     4.4          2.3
    Interest income...............     1.5           -
    Other income (expense)-net....      -           1.1
                                  ------------ ------------
  Income before income taxes......    14.7         19.0
  Income taxes....................     4.1          5.8
                                  ------------ ------------
  Net income......................    10.6%        13.2%
      ============ ============

Net Sales
Net sales were $152.1 million for the first quarter of fiscal 2001, an increase of $9.1 million, or 6.4% as compared to net sales of $143.1 million for the first quarter of fiscal 2000. The increase in net sales was primarily due to increased levels of capital spending by integrated circuit manufacturing customers resulting in increased sales of our products and services.

Gross Profit
Gross profit was $63.3 million in the first quarter of fiscal 2001, an increase of $1.8 million or 3.0%, as compared to gross profit of $61.5 million in the first quarter of 2000. The increase in gross profit is due to increased sales volume. Gross profit as a percentage of net sales decreased to 41.6% in the first quarter of fiscal 2001 from 43.0% in the first quarter of fiscal 2000. This decrease was due primarily to reduced capacity utilization. Capacity utilization increased during fiscal 2000 to support the significant increase in sales volume; however, sales have declined 19.5% from the peak sales achieved in the fourth quarter of fiscal 2000.

Operating Expenses
Operating expenses were 34.6% of net sales for the three months ended March 31, 2001, compared to 30.1% for the three months ended March 31, 2000. In terms of absolute dollars, operating expenses for the three months ended March 31, 2001 increased $9.6 million, or 22.3%, from the comparable period in fiscal 2000. Research and development expenses increased to support our continuing investment to deliver our second generation of 300mm tools. Selling, general and administrative expenses increased primarily as a result of continuing transitions costs associated with our separation from Eaton and increased legal expenses associated with our patent infringement litigation against Applied Materials.

Income From Operations
Income from operations was $10.7 million for the first quarter of fiscal 2001 as compared to $18.4 million for the first quarter of fiscal 2000. The increase was primarily a result of the factors described above.

Other Income

Total other income increased to $11.8 million for the first quarter of fiscal 2001 as compared to $8.7 million for the first quarter of fiscal 2000. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $2.8 million for the first quarter of fiscal 2001 as compared to $3.8 million for the first quarter of fiscal 2000. The decrease in royalty income is due primarily to a difference in the mix of SEN sales in the first quarter of fiscal 2001 compared to the comparable quarter in 2000 as overall SEN sales were higher in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Equity income attributable to SEN was $6.6 million for the first quarter of fiscal 2001 compared to $3.3 million for the first quarter of fiscal 2000. The increase in equity income was primarily attributable to increased year-over-year SEN sales volume.

Interest income amounted to $2.4 million in the first quarter of fiscal 2001 supported by the level of cash balances maintained during the first quarter of fiscal 2001.

Income Taxes
Income taxes were $6.3 million in the first quarter of fiscal 2001 as compared to $8.3 million in the first quarter of fiscal 2000. The effective income tax rate was 28.0% in the first quarter of fiscal 2001 and 30.4% in the first quarter of fiscal 2000. The tax rate in both periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income from SEN and credits from increased research activities.

Net Income
Net income was $16.2 million in the first quarter of fiscal 2001 as compared to $18.9 million in the first quarter of fiscal 2000. Earnings per share were $0.17 in the first quarter of fiscal 2001 and $0.24 in the first quarter of fiscal 2000. The decrease was principally a result of the factors discussed above. In addition, the decrease in earnings per share was due to the higher number of common shares outstanding in the first quarter of fiscal 2001 compared to the comparable period in fiscal 2000 as a result of our intial public offering in the third quarter of fiscal 2000.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2001, cash and cash equivalents were $133.2 million, compared with $168.2 million as of December 31, 2000. The decrease in cash and cash equivalents from December 31, 2000 was due mainly to payments to Eaton for transition expenses, income tax payments, capital expenditures and lower accounts payable offset by lower accounts receivable and earnings generated in the first quarter of fiscal 2001. Net working capital was $299.1 million at March 31, 2001 as compared to net working capital of $297.3 million as of December 31, 2000.

Net cash used by operating activities was $27.1 million for the three months ended March 31, 2001 as compared to net cash used of $2.3 million for the three months ended March 31, 2000. The cash used by operating activities in the first three months of fiscal 2001 was primarily the result of the factors described above.

Capital expenditures were $7.8 million in the first three months of fiscal 2001 and $0.3 million in the first three months of fiscal 2000. The increase in capital expenditures in the first quarter of fiscal 2001 was principally due to the expansion of our Beverly, Massachusetts facility to house an advanced product demonstration and customer training center for all of our products. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and the extent of these factors, we believe that available cash and our cash flows from operations will provide sufficient working capital and satisfy commitments for capital expenditures and other cash requirements of the business.

Risk Factors

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependency on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Outlook" and Exhibit 99 of our Form 10-K for the year ended December 31, 2000. If any of those risk factors actually occur, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2000 under Management's Discussion and Analysis - Outlook and Exhibit 99 file therewith. There were no material changes during the three months ended March 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 8, 2001, Axcelis filed a lawsuit against Applied Materials, Inc. (Applied) in the United States District Court for the District of Massachusetts. The complaint alleges that Applied's medium current/high energy ion implanter machine infringes an Axcelis patent for ion implantation equipment using radio frequency linear accelerator technology. Axcelis has also alleged that Applied unlawfully interfered with Axcelis' existing and future contracts. On January 18, 2001, Axcelis filed a motion for a preliminary injunction, asking the court to stop Applied from manufacturing, selling or offering to sell its medium current/high energy ion implanter machine and to order Applied to remove all Axcelis patented technology from implanters that Applied may have placed in chipmakers' plants for process development trials. The parties are engaged in the process of discovery and, based on the scheduling order entered by the court, a trial is scheduled for the fourth quarter of 2001. The Company believes its claims are meritorious and intends to pursue the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

None

b) Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   May 14, 2001

By:	/s/ Cornelius F. Moses III

Cornelius F. Moses III
Executive Vice President, Chief Financial Officer Duly authorized officer and Principal financial officer