Form 10-Q
period 2001-06-30
AXCELIS TECHNOLOGIES INC
filed 2001-08-14
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

As of August 10, 2001 there were 97,449,705 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Separation from Eaton Corporation

Results of Operations

Financial Condition, Liquidity and Capital Resources

Risk Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                   ---------------------   ---------------------
(In thousands, except per            June 30,   June 30,    June 30,   June 30,
 share amounts)                        2001       2000        2001       2000
---------------------------------- ---------- ----------   ---------- ----------
Net sales......................... $ 102,002  $ 165,844    $ 254,151  $ 308,895
Cost of products sold.............    62,902     92,576      151,703    174,153
                                   ---------- ----------   ---------- ----------
Gross margin......................    39,100     73,268      102,448    134,742

Other costs and expenses:
  Research and development........    18,789     17,377       38,051     33,502
  Selling.........................    13,429     13,420       26,809     25,018
  General and administrative......    14,068     14,595       31,779     27,625
  Amortization of goodwill and
    intangible assets.............     2,320      2,320        4,640      4,640
                                   ---------- ----------   ---------- ----------
Income (loss) from operations.....    (9,506)    25,556        1,169     43,957

Other income (expense)
  Royalty income..................     1,781      3,949        4,581      7,772
  Equity income of Sumitomo
    Eaton Nova Corporation........     3,567      3,316       10,199      6,656
  Interest income.................     1,424        947        3,801      1,439
  Other expense - net.............      (253)    (2,281) (248)    (1,224)
                                   ---------- ----------   ---------- ----------
Total other income ...............     6,519      5,931       18,333     14,643
       ---------- ----------   ---------- ----------
Income (loss) before income taxes.    (2,987)    31,487       19,502     58,600
Income taxes (credit).............      (837)     9,916        5,461     18,167
       ---------- ----------   ---------- ----------
Net income (loss)................. $  (2,150)  $ 21,571     $ 14,041   $ 40,433
       ========== ==========   ========== ==========

Net income (loss) per share:
  Basic........................... $   (0.02)  $   0.27     $   0.14   $   0.51
  Diluted......................... $   (0.02)  $   0.27     $   0.14   $   0.51

Shares used in computing net
  income (loss) per share:
    Basic.........................    97,056     80,000       97,053     80,000
    Diluted.......................    97,056     80,000       97,965     80,000

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                   June 30,    December 31,
(In thousands)                                       2001          2000
----------------------------------------------  -------------- -------------
ASSETS

Current assets
   Cash and cash equivalents.................... $   128,396   $    168,157
   Accounts receivable, net.....................     107,964        150,482
   Inventories..................................     115,345        122,036
   Deferred income taxes and other current
     assets.....................................      27,307         26,851
                                                -------------- -------------
Total current assets............................     379,012        467,526

Property, plant and equipment, net..............      87,955         75,653
Investment in Sumitomo Eaton Nova Corporation...      49,372      44,915
Goodwill........................................      41,130         42,977
Intangible assets...............................      17,472         20,418
Other assets....................................      29,205         20,842
                                                -------------  -------------
Total assets.................................... $   604,146   $    672,331
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable............................. $    29,930   $     46,855
   Payable to Eaton Corporation.................         -      25,818
   Accrued compensation.........................      12,855         17,686
   Warranty reserve.............................      30,048      33,324
   Income taxes payable.........................       2,320         31,153
   Other current liabilities....................      21,529         15,342
                                                 ------------  -------------
Total current liabilities.......................      96,682        170,178

Deferred income taxes...........................       7,493          7,391
Pension & other employee benefit liabilities....       3,391          3,393

Stockholders' equity
   Common stock.................................          97             97
   Additional paid-in capital...................     438,107        437,472
   Treasury stock - at cost.....................        (743)           -
   Retained earnings............................      72,722         58,682
   Accumulated other comprehensive income (loss)     (13,603)        (4,882)
          ------------  -------------
Total stockholders' equity......................     496,580        491,369
       ------------  -------------

Total liabilities and stockholders' equity...... $   604,146   $    672,331
                                                =============  =============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Six Months Ended
                                                              June 30,
                                                    --------------------------
(In thousands)                                          2001          2000
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................   $   14,041    $   40,433
  Adjustments required to reconcile net income to
    net cash provided (used) by operating
    activities:
      Depreciation............... ................        4,602         4,469
      Amortization of goodwill & intangible assets        4,640         4,640
      Deferred income taxes.......................          103        (4,122)
      Equity income of Sumitomo Eaton Nova
        Corporation...............................      (10,199)       (6,656)
      Changes in operating assets & liabilities:
           Accounts receivable, net...............       40,768       (27,571)
           Inventories............................        5,405       (26,572)
           Accounts payable and other current
             liabilities..........................      (17,287)       20,143
           Payable to Eaton Corporation...........      (25,818)          -
           Income taxes payable...................      (28,833)          -
    Other assets...........................       (8,365)         (388)
           Other - net............................         (326)         (168)
                                                    ------------  ------------
Net cash provided (used) by operating activities..      (21,269)        4,208
                                                    ------------  ------------
Cash flows from investing activities:
  Expenditures for property, plant and equipment..      (16,903)       (2,683)
  Sale of Austin, Texas facility..................          -          10,967
  Other - net.....................................          -          (1,431)
                                                    ------------  ------------
Net cash provided (used) by investing activities..      (16,903)        6,853
                                                    ------------  ------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options.....          635           -
  Acquisition of treasury shares..................         (743)          -
  Net transfers from Parent Company...............          -          27,378
                                                    -----------  ------------
Net cash provided (used) by financing activities..         (108)       27,378
                                                    ------------  ------------
Effect of foreign exchange rate changes...........       (1,481)          (55)                                                          ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................      (39,761)       38,384
Cash and cash equivalents at beginning of period..      168,157         3,530
                                                    ------------  ------------
Cash and cash equivalents at end of period........   $  128,396    $   41,914
                                                    ============  ============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2001

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

Axcelis' legal separation from Eaton occurred on June 30, 2000, at which time the Company began to operate independently from Eaton. Subsequent to June 30, 2000, the Company's financial statements are prepared on a consolidated basis. Although prior periods have been prepared on a combined basis, all statements presented are referred to as consolidated statements for simplicity. For periods prior to the separation date, the consolidated financial statements reflect historical results of operations and cash flows of Eaton's semiconductor equipment operations during each respective period, and include allocations of certain Eaton expenses. Beginning in the third quarter of fiscal year 2000, Axcelis' consolidated financial statements no longer include an allocated portion of Eaton's corporate services and infrastructure costs. However, the Company has continued to incur amounts payable to Eaton in connection with transitional agreements, under which Eaton provides services, such as voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. As of June 30, 2001, the majority of these services have been transitioned from Eaton to Axcelis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include normal recurring adjustments necessary for the fair presentation of the results of the periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For furthur information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

2)      Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation.

3)      Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options, calculated using the treasury stock method.

4)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

                            Three Months Ended      Six Months Ended
                      ---------------------  ---------------------
                         June 30,   June 30,    June 30,   June 30,
                           2001       2000        2001       2000
                     ---------- ----------  ---------- ----------
 Net income (loss)............. $ (2,150)  $ 21,571    $ 14,041   $ 40,433
 Foreign currency translation
  adjustments..................   (2,462)     3,460      (8,721)     2,982
                                ---------- ----------  ---------- ----------
 Comprehensive income (loss)... $ (4,612)  $ 25,031    $  5,320   $ 43,415
                                ========== ==========  ========== ==========

5)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

                                    June 30,     December 31,
                                      2001           2000
                                 -------------   -------------
 Raw materials................    $   80,912      $   74,929
 Work-in-process..............        13,326          31,531
 Finished goods...............        33,097          26,828
                                 -------------   -------------
                                     127,335         133,288
 Inventory allowances.........       (11,990)        (11,252)
            -------------   -------------
      $  115,345      $  122,036
                                 =============   =============

6)      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this standard beginnning in the first quarter of 2001. SFAS No. 133 did not have a material impact on the Company's consolidated financial statements for the six months ended June 30, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141) which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" (SFAS No. 142) which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Separation from Eaton Corporation

Prior to the initial public offering on July 10, 2000, we were a wholly owned subsidiary of Eaton Corporation (Eaton). On June 30, 2000, Eaton substantially completed the transfer to us of all of the assets of its semiconductor equipment operations that were not previously owned by us, and we assumed the related liabilities. On December 29, 2000, Eaton completed the divestiture of its investment in Axcelis by distributing its remaining 82% ownership interest in Axcelis in the form of a spin-off to Eaton shareholders. We also entered into various other agreements with Eaton which provide for transitional services and support, including those associated with voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. Under these agreements, we reimbursed Eaton for its direct and indirect costs of providing these services until completion of the divestiture, and thereafter, for a limited time, we will reimburse Eaton for its costs plus an additional fee. The transition periods covered by these agreements generally expire by December 29, 2001. As of June 30, 2001, the majority of these services have been transitioned from Eaton to Axcelis.

Results of Operations

During fiscal 2000, unprecedented demand for our products and services by our semiconductor manufacturing customers resulted in record sales and earnings for Axcelis for the fiscal year ended December 31, 2000. However, during the first six months of fiscal 2001, reduced demand for semiconductors combined with an overall slowdown in worldwide economic activity resulted in a significant decline in demand for semiconductor manufacturing equipment. A large number of our customers rescheduled existing orders resulting in the postponement of scheduled equipment deliveries while a smaller number of our customers canceled existing orders. This has resulted in a decline in net sales from the record level of the fourth quarter of fiscal 2000.

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

                               Three Months Ended      Six Months Ended
                          ---------------------  ---------------------
                             June 30,   June 30,    June 30,   June 30,
                               2001       2000        2001       2000
                         ---------- ----------  ---------- ----------
  Net Sales.........................  100.0%     100.0%      100.0%     100.0%
  Gross Profit......................   38.3       44.2        40.3       43.6

  Other costs and expenses
    Research and development........   18.4       10.5        15.0       10.9
    Selling.........................   13.2        8.1        10.6        8.1
    General and administrative......   13.8        8.8        12.5        8.9
    Amortization of goodwill and
      intangible assets.............    2.3        1.4         1.8        1.5
                                    ---------- ----------  ---------- ----------
  Income (loss) from operations        (9.3)      15.4         0.5       14.2

  Other income (expense)
    Royalty income..................    1.8    2.4         1.8        2.5
    Equity income of SEN............    3.5        2.0         4.0        2.2
    Interest income.................    1.4        0.6         1.5        0.5
    Other expense-net...............   (0.3)      (1.4)       (0.1)      (0.4)
                                    ---------- ----------  ---------- ----------
  Income (loss) before income taxes.   (3.0)      19.0         7.7       19.0
  Income taxes (credit).............   (0.8)       6.0         2.2        5.9
                                    ---------- ----------  ---------- ----------
  Net income (loss).................   (2.1)%     13.0%        5.5%      13.1%
        ========== ==========  ========== ==========

Net Sales
Net sales for the second quarter of fiscal 2001 were $102.0 million, a decrease of $63.8 million, or 38.5%, from $165.8 million in the second quarter of 2000. Net sales for the six months ended June 30, 2001 were $254.2 million, a decrease of $54.7 million, or 17.7%, from $308.9 million for the same period in fiscal 2000. The decreases in net sales from comparable periods in 2000 were attributable to lower levels of capital spending by our semiconductor manufacturing customers resulting in reduced sales of our products and services.

Gross Profit
Gross profit for the second quarter of fiscal 2001 was $39.1 million, a decrease of $34.2 million, or 46.6%, from $73.3 million in the second quarter of fiscal 2000. Gross profit for the six months ended June 30, 2001 was $102.4 million, a decrease of $32.3 million, or 24.0%, from $134.7 million for the same period in fiscal 2000. The decrease in gross profit from prior year periods was due mainly to lower sales volume. Gross profit as a percentage of net sales decreased to 38.3% in the second quarter of fiscal 2001 from 44.2% in the comparable prior period. For the first half of fiscal 2001, gross profit as a percentage of net sales decreased to 40.3% from 43.6% from the first half of fiscal 2000. The decreases from prior year periods were due principally to lower manufacturing capacity utilization caused by lower sales volume.

Operating Expenses
Operating expenses were 47.7% of net sales for the three months ended June 30, 2001, compared to 28.8% for the three months ended June 30, 2000. Operating expenses were 39.9% of net sales for the six months ended June 30, 2001, compared to 29.4% for the six months ended June 30, 2000. The increases from prior year periods were due primarily to lower sales volume. In terms of absolute dollars, operating expenses for the three months and six months ended June 30, 2001 increased $0.9 million and $10.5 million, respectively, from the comparable periods in fiscal 2000. Research and development expenses increased by $1.4 million in the second quarter of fiscal 2001 and $4.5 million on a year-to-date basis, versus comparable periods in fiscal 2000, to support our continuing investment to deliver our new and enhanced generations of 300mm tools. Selling, general and administrative expenses decreased by $0.5 million in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 due to cost reduction initiatives, partially offset by continuing transition costs associated with our separation from Eaton and increased legal expenses associated with our patent infringement litigation against Applied Materials. On a year-to-date basis, selling, general and adminstrative expenses increased by $5.9 million over the first six months of fiscal 2000 due primarily to the transition costs and legal expenses discussed above.

Income (Loss) From Operations
Loss from operations was $9.5 million for the second quarter of fiscal 2001 as compared to income of $25.6 million for the second quarter of fiscal 2000. Income from operations was $1.2 million for the six months ended June 30, 2001 as compared to $44.0 million for the six months ended June 30, 2000. The decreases were primarily a result of the factors described above.

Other Income
Total other income increased to $6.5 million for the second quarter of fiscal 2001 as compared to $5.9 million for the second quarter of fiscal 2000. Total other income increased to $18.3 million for the first half of fiscal 2001 from $14.6 million for the first half of 2000. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $1.8 million for the second quarter of fiscal 2001 as compared to $3.9 million for the second quarter of fiscal 2000, and $4.6 million in the first half of 2001 as compared to $7.8 million in the first half of 2000. The decrease in royalty income during the second quarter of fiscal 2001 was due to lower overall SEN sales. For the first half of fiscal 2001, the reduction in royalty income was due primarily to a difference in the mix of SEN sales in the first quarter of fiscal 2001 compared to the comparable quarter in fiscal 2000 as overall SEN sales were higher in the first half of fiscal 2001 compared to the first half of fiscal 2000. Equity income attributable to SEN was $3.6 million for the second quarter of fiscal 2001 compared to $3.3 million for the second quarter of fiscal 2000, and $10.2 million in the first half of fiscal 2001 as compared to $6.7 million in the first half of fiscal 2000. The increase in equity income for the six months ended June 30, 2001 was primarily attributable to higher year-over-year SEN gross profit combined with lower selling, general and administrative expenses.

Income Taxes (Credit)
The company had an income tax credit of $0.8 million in the second quarter of fiscal 2001 as compared to income tax expense of $9.9 million in the second quarter of fiscal 2000. Income tax expense was $5.5 million for the first half of fiscal 2001 as compared to $18.2 million for the first half of fiscal 2000. The effective income tax rate was 28.0% in the second quarter of fiscal 2001 and first six months of fiscal 2001 as compared to 31.5% and 31.0%, respectively, for the second quarter and the first six months of fiscal 2000. The tax rate in all periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income from SEN.

Net Income (Loss)
The company incurred a net loss of $2.2 million in the second quarter of fiscal 2001 as compared to net income of $21.6 million in the second quarter of fiscal 2000. The decrease was principally a result of the factors discussed above. Earnings (loss) per share were $(0.02) in the second quarter of fiscal 2001 and $0.14 in the first half of fiscal 2001. Comparable earnings per share were $0.27 and $0.51 in fiscal 2000, respectively. The decrease was principally a result of the factors discussed above. In addition, the decrease in earnings per share for the first half of fiscal 2001 compared to the first half of fiscal 2000 was due to the higher number of common shares outstanding for the first half of fiscal 2001 compared to the comparable period in fiscal 2000 primarily as a result of our intial public offering in the third quarter of fiscal 2000.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2001, cash and cash equivalents were $128.4 million, compared with $168.2 million as of December 31, 2000. The decrease in cash and cash equivalents from December 31, 2000 was due mainly to payments to Eaton of $54.7 million for transition expenses and income tax payments, as well as capital expenditures and lower accounts payable offset by lower accounts receivable and earnings generated in the first half of fiscal 2001. Net working capital was $282.3 million at June 30, 2001 as compared to net working capital of $297.3 million as of December 31, 2000.

Net cash used by operating activities was $21.3 million for the six months ended June 30, 2001 as compared to net cash provided by operating activities of $4.2 million for the six months ended June 30, 2000. The cash used by operating activities in the first six months of fiscal 2001 was primarily the result of the factors described above.

Capital expenditures were $16.9 million in the first six months of fiscal 2001 and $2.7 million in the first six months of fiscal 2000. The increase in capital expenditures in the first half of fiscal 2001 was principally due to the expansion of our Beverly, Massachusetts facility to house an advanced product demonstration and customer training center for all of our products. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2000 under Management's Discussion and Analysis - Outlook and Exhibit 99 file therewith. There were no material changes during the three months ended June 30, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 8, 2001, Axcelis filed a lawsuit against Applied Materials, Inc. (Applied) in the United States District Court for the District of Massachusetts. The complaint alleges that Applied's recently launched (November, 2000) medium current/high energy ion implanter machine infringes an Axcelis patent for ion implantation equipment using radio frequency linear accelerator technology. Axcelis has also alleged that Applied unlawfully interfered with Axcelis' existing and future contracts. On January 18, 2001, Axcelis filed a motion for a preliminary injunction for the reason, among others, that infringement at the time of transition between equipment capable of handling 200 mm wafers and equipment capable of handling 300 mm wafers would irreparably harm Axcelis. Through its motion, the Company asked the court to stop Applied from manufacturing, selling or offering to sell its medium current/high energy ion implanter machine and to order Applied to remove all Axcelis patented technology from implanters that Applied may have placed in chipmakers' plants for process development trials. Applied filed counterclaims of unfair competition, defamation, and tortious interference with prospective economic advantage, all of which it contends arise from certain communications allegedly made by Axcelis about the lawsuit and its claims of infringement.

The parties are engaged in the process of discovery and, based on the scheduling order entered by the court, a trial is scheduled for the fourth quarter of 2001. The Company believes its claims are meritorious and intends to pursue the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that its pursuit of this matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity. In the event that Applied Materials is found not to have infringed, the Company expects that Applied will continue to use its medium current/high energy implanter as a new and substantial competitor for sales of high energy/medium current ion implantation equipment.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 28, 2001, the Company's stockholders voted as follows:

(a) To re-elect two directors for a term of office expiring in 2004:

                      Number of Votes

     For              Withheld
    ------------------  --------------------

 Alexander M. Cutler              79,486,593            471,234
 Gary L. Tooker                      79,492,399            465,428
Each of Mr. Tooker and Mr. Cutler received a plurality of the votes cast and, therefore, have been duly elected as directors of the Company.

(b) To ratify the appointment of Ernst & Young LLP as auditors of the Company's financial statements for the year ending December 31, 2001:

                              Number of Votes

       For              Against          Abstaining      Broker non-votes
-----------------  -----------------  -----------------  -----------------
   79,189,076           640,518            128,233               0
A majority of the shares present, or represented at the meeting voted in favor of the proposal.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1     2000 Stock Plan, as amended through July 31, 2001. Filed herewith.

b) Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   August 14, 2001

By:	/s/ Cornelius F. Moses III

Cornelius F. Moses III
Executive Vice President, Chief Financial Officer Duly authorized officer and Principal financial officer