Form 10-Q
period 2001-09-30
AXCELIS TECHNOLOGIES INC
filed 2001-11-06
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

As of November 2, 2001 there were 97,405,273 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                    Three Months Ended       Nine Months Ended
                                   ---------------------   ---------------------
(In thousands, except per              September 30,           September 30,
 share amounts)                       2001       2000         2001       2000
---------------------------------- ---------- ----------   ---------- ----------
Net sales......................... $  61,796  $ 182,509    $ 315,947  $ 491,404
Cost of products sold.............    43,201    101,327      194,904    275,480
                                   ---------- ----------   ---------- ----------
Gross margin......................    18,595     81,182      121,043    215,924

Other costs and expenses:
  Research and development........    18,373     17,527       56,424     51,029
  Selling.........................    11,761     15,881       38,570     40,899
  General and administrative......    14,873     15,670       46,652     43,295
  Amortization of goodwill and
    intangible assets.............     2,320      2,320        6,960      6,960
                                   ---------- ----------   ---------- ----------
Income (loss) from operations.....   (28,732)    29,784      (27,563)    73,741

Other income (expense)
  Royalty income..................     1,546      3,296        6,127     11,068
  Equity income of Sumitomo
    Eaton Nova Corporation........     3,162      5,479       13,361     12,135
  Interest income.................     1,187      2,380        4,988      3,818
  Other income (expense) - net....      (972)       444       (1,220)      (779)
                                   ---------- ----------   ---------- ----------
Total other income ...............     4,923     11,599       23,256     26,242
       ---------- ----------   ---------- ----------
Income (loss) before income taxes.   (23,809)    41,383       (4,307)    99,983
Income taxes (credit).............    (7,598)    12,903       (2,137)    31,070
       ---------- ----------   ---------- ----------
Net income (loss)................. $ (16,211)  $ 28,480     $ (2,170)  $ 68,913
       ========== ==========   ========== ==========

Basic and diluted net income
  per share:...................... $   (0.17)  $   0.30     $  (0.02)  $   0.81

Shares used in computing basic &
  diluted net income (loss) per
  share:..........................    97,387     95,028       97,165     85,046

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 September 30,  December 31,
(In thousands)                                       2001          2000
----------------------------------------------  -------------- -------------
ASSETS

Current assets
   Cash and cash equivalents.................... $   139,670   $    168,157
   Accounts receivable, net.....................      75,807        150,482
   Inventories..................................     108,409        122,036
   Deferred income taxes and other current
     assets.....................................      33,621         26,851
                                                -------------- -------------
Total current assets............................     357,507        467,526

Property, plant and equipment, net..............      90,941         75,653
Investment in Sumitomo Eaton Nova Corporation...      54,294      44,915
Goodwill........................................      40,206         42,977
Intangible assets...............................      15,914         20,418
Other assets....................................      30,889         20,842
                                                -------------  -------------
Total assets.................................... $   589,751   $    672,331
                                                =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable............................. $    31,371   $     46,855
   Payable to Eaton Corporation.................         -      25,818
   Accrued compensation.........................      11,270         17,686
   Warranty reserve.............................      28,386      33,324
   Income taxes payable.........................         -           31,153
   Other current liabilities....................      21,460         15,342
                                                 ------------  -------------
Total current liabilities.......................      92,487        170,178

Deferred income taxes...........................       7,384          7,391
Pension & other employee benefit liabilities....       3,677          3,393

Stockholders' equity
   Common stock.................................          97             97
   Additional paid-in capital...................     440,433        437,472
   Treasury stock - at cost.....................      (1,218)           -
   Retained earnings............................      56,512         58,682
   Accumulated other comprehensive income (loss)      (9,621)        (4,882)
          ------------  -------------
Total stockholders' equity......................     486,203        491,369
       ------------  -------------

Total liabilities and stockholders' equity...... $   589,751   $    672,331
                                                =============  =============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                    --------------------------
(In thousands)                                          2001          2000
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income (loss)...............................   $   (2,170)   $   68,913
  Adjustments required to reconcile net income to
    net cash provided (used) by operating
    activities:
      Depreciation............... ................        7,092         6,434
      Amortization of goodwill & intangible assets        6,960         6,960
      Deferred income taxes.......................           (6)       (7,559)
      Equity income of Sumitomo Eaton Nova
        Corporation...............................      (13,361)      (12,135)
      Changes in operating assets & liabilities:
           Accounts receivable, net...............       73,992       (33,674)
           Inventories............................       13,227       (38,825)
           Accounts payable and other current
             liabilities..........................      (20,268)       61,390
           Payable to Eaton Corporation...........      (25,818)          -
           Income taxes payable...................      (31,153)          -
           Other current assets...................       (6,778)         (697)
    Other assets...........................      (10,047)       (1,317)
           Other - net............................          599        (1,266)
                                                    ------------  ------------
Net cash provided (used) by operating activities..       (7,731)       48,224
                                                    ------------  ------------
Cash flows from investing activities:
  Expenditures for property, plant and equipment..      (21,772)       (7,821)
  Sale of Austin, Texas facility..................          -          10,967
  Other - net.....................................         (608)       (1,659)
                                                    ------------  ------------
Net cash provided (used) by investing activities..      (22,380)        1,487
                                                    ------------  ------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options.....          664           -
  Issuance of common stock from ESPP..............        2,296           -
  Acquisition of treasury shares..................       (1,218)          -
  Net proceeds from the sale of Axcelis
    common shares.................................          -         349,262
  Payment of previously declared dividend to
    Eaton Corporation.............................          -        (300,000)
  Net transfers from Parent Company...............          -          27,378
                                                    ------------  ------------
Net cash provided by financing activities.........        1,742        76,640
                                                    ------------  ------------
Effect of foreign exchange rate changes...........         (118)         (101)                                                          ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................      (28,487)      126,250
Cash and cash equivalents at beginning of period..      168,157         3,530
                                                    ------------  ------------
Cash and cash equivalents at end of period........   $  139,670    $  129,780
                                                    ============  ============

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2001

1)      Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. ("Axcelis" or the "Company"), a wholly owned subsidiary of Eaton Corporation ("Eaton") prior to July 10, 2000, is a leading producer of ion implantation, dry strip and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia Pacific. The Company also manufactures rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company has a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the Company for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

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

Axcelis' legal separation from Eaton occurred on June 30, 2000, at which time the Company began to operate independently from Eaton. Subsequent to June 30, 2000, the Company's financial statements are prepared on a consolidated basis. Although prior periods have been prepared on a combined basis, all statements presented are referred to as consolidated statements for simplicity. For periods prior to the separation date, the consolidated financial statements reflect historical results of operations and cash flows of Eaton's semiconductor equipment operations during each respective period, and include allocations of certain Eaton expenses. Beginning in the third quarter of fiscal year 2000, Axcelis' consolidated financial statements no longer include an allocated portion of Eaton's corporate services and infrastructure costs. However, the Company has continued to incur amounts payable to Eaton in connection with transitional agreements, under which Eaton provides services, such as voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. As of September 30, 2001, virtually all of these services have been transitioned from Eaton to Axcelis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include normal recurring adjustments necessary for the fair presentation of the results of the periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

4)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

                            Three Months Ended      Nine Months Ended
                      ---------------------  ---------------------
                            September 30,          September 30,
                           2001       2000        2001       2000
                     ---------- ----------  ---------- ----------
 Net income (loss)............. $(16,211)  $ 28,480    $ (2,170)  $ 68,913
 Foreign currency translation
  adjustments..................    3,983       (744)     (4,739)     2,239
                                ---------- ----------  ---------- ----------
 Comprehensive income (loss)... $(12,228)  $ 27,736    $ (6,909)  $ 71,152
                                ========== ==========  ========== ==========

5)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

                                 September 30,    December 31,
                                      2001           2000
                                 -------------   -------------
 Raw materials................    $   77,999      $   74,929
 Work-in-process..............         8,758          31,531
 Finished goods...............        33,780          26,828
                                 -------------   -------------
                                     120,537         133,288
 Inventory allowances.........       (12,128)        (11,252)
            -------------   -------------
      $  108,409      $  122,036
                                 =============   =============

6)      Credit Facility

In October 2001, the Company established a $30 million secured, three-year Revolving Credit Facility. The facility is comprised of a $9 million, 364 day tranche and a $21 million, three year tranche. The purpose of this facility is to provide funds for working capital and general corporate purposes. Borrowings under this credit arrangement are limited to the lesser of $30 million or the sum of a percentage of certain eligible domestic accounts receivable and inventory and bear interest at LIBOR plus an applicable spread. There are no borrowings currently outstanding under this facility.

The facility contains certain financial and other restrictive covenants including minimum profitability, liquidity and leverage ratios as well as maximum capital expenditure levels. The Company is in compliance with all covenants.

7)      Contingencies

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

The parties are engaged in the process of discovery and, based on the scheduling order entered by the court, a hearing on summary judgment motions is scheduled for mid-December, 2001. The Company believes its claims are meritorious and intends to pursue the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that its pursuit of this matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity. In the event that Applied Materials is found not to have infringed, the Company expects that Applied will continue to use its medium current/high energy implanter as a new and substantial competitor for sales of high energy/medium current ion implantation equipment.

8)      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement revises accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this standard beginnning in the first quarter of 2001. SFAS No. 133 did not have a material impact on the Company's consolidated financial statements for the nine months ended September 30, 2001.

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

Overview

We are a leading producer of ion implantation, dry strip and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia Pacific. We also manufacture rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. We have a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from us for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

Separation from Eaton Corporation

Prior to the initial public offering on July 10, 2000, we were a wholly owned subsidiary of Eaton Corporation (Eaton). On June 30, 2000, Eaton substantially completed the transfer to us of all of the assets of its semiconductor equipment operations that were not previously owned by us, and we assumed the related liabilities. On December 29, 2000, Eaton completed the divestiture of its investment in Axcelis by distributing its remaining 82% ownership interest in Axcelis in the form of a spin-off to Eaton shareholders. We also entered into various other agreements with Eaton which provide for transitional services and support, including those associated with voice and data transmissions and other data-related operations, accounts receivable, accounts payable, fixed assets, payroll, general accounting, financial accounting consolidation, cash management, human resources, tax, legal and real estate. Under these agreements, we reimbursed Eaton for its direct and indirect costs of providing these services until completion of the divestiture, and thereafter, for a limited time, we will reimburse Eaton for its costs plus an additional fee. The transition periods covered by these agreements generally expire by December 29, 2001. As of September 30, 2001, virtually all of these services have been transitioned from Eaton to Axcelis.

Results of Operations

During fiscal 2000, unprecedented demand for our products and services by our semiconductor manufacturing customers resulted in record sales and earnings for Axcelis for the fiscal year ended December 31, 2000. However, during the first nine months of fiscal 2001, reduced demand for semiconductors combined with an overall slowdown in worldwide economic activity resulted in a significant decline in demand for semiconductor manufacturing equipment. A large number of our customers rescheduled existing orders resulting in the postponement of scheduled equipment deliveries while a smaller number of our customers canceled existing orders. This has resulted in a significant decline in net sales from the record level of the fourth quarter of fiscal 2000.

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

                               Three Months Ended      Nine Months Ended
                          ---------------------  ---------------------
                                September 30,          September 30,
                               2001       2000        2001       2000
                         ---------- ----------  ---------- ----------
  Net Sales.........................  100.0%     100.0%      100.0%     100.0%
  Gross Profit......................   30.1       44.5        38.3       43.9

  Other costs and expenses
    Research and development........   29.7        9.6        17.8       10.4
    Selling.........................   19.0        8.7        12.2        8.3
    General and administrative......   24.1        8.6        14.8        8.8
    Amortization of goodwill and
      intangible assets.............    3.8        1.3         2.2        1.4
                                    ---------- ----------  ---------- ----------
  Income (loss) from operations       (46.5)      16.3        (8.7)      15.0

  Other income (expense)
    Royalty income..................    2.5    1.8         1.9        2.2
    Equity income of SEN............    5.1        3.0         4.2        2.5
    Interest income.................    1.9        1.3         1.6        0.8
    Other income (expense) - net....   (1.5)       0.3        (0.4)      (0.2)
                                    ---------- ----------  ---------- ----------
  Income (loss) before income taxes.  (38.5)      22.7        (1.4)      20.3
  Income taxes (credit).............  (12.3)       7.1        (0.7)       6.3
                                    ---------- ----------  ---------- ----------
  Net income (loss).................  (26.2)%     15.6%       (0.7)%     14.0%
        ========== ==========  ========== ==========

Net Sales
Net sales for the third quarter of fiscal 2001 were $61.8 million, a decrease of $120.7 million, or 66.1%, from $182.5 million in the third quarter of fiscal 2000. Net sales for the nine months ended September 30, 2001 were $315.9 million, a decrease of $175.5 million, or 35.7%, from $491.4 million for the same period in fiscal 2000. The decreases in net sales from comparable periods in 2000 were attributable to lower levels of capital spending by our semiconductor manufacturing customers resulting in reduced sales of our products and services.

Gross Profit
Gross profit for the third quarter of fiscal 2001 was $18.6 million, a decrease of $62.6 million, or 77.1%, from $81.2 million in the third quarter of fiscal 2000. Gross profit for the nine months ended September 30, 2001 was $121.0 million, a decrease of $94.9 million, or 43.9%, from $215.9 million for the same period in fiscal 2000. The decrease in gross profit from prior year periods was due mainly to lower sales volume. Gross profit as a percentage of net sales decreased to 30.1% in the third quarter of fiscal 2001 from 44.5% in the comparable prior period. For the first nine months of fiscal 2001, gross profit as a percentage of net sales decreased to 38.3% from 43.9% from the first nine months of fiscal 2000. The decreases from prior year periods were due principally to lower manufacturing capacity utilization caused by lower sales volume.

Operating Expenses
Operating expenses were 76.6% of net sales for the three months ended September 30, 2001, compared to 28.2% for the three months ended September 30, 2000. Operating expenses were 47.0% of net sales for the nine months ended September 30, 2001, compared to 28.9% for the nine months ended September 30, 2000. The increases from prior year periods were due primarily to lower sales volume. Research and development expenses increased by $0.8 million in the third quarter of fiscal 2001 and $5.4 million on a year-to-date basis, versus comparable periods in fiscal 2000, to support our continuing investment to deliver our second generation of 300mm tools. Selling, general and administrative expenses decreased by $4.9 million in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due to lower headcount-related expenses. On a year-to-date basis, selling, general and adminstrative expenses increased by $1.0 million over the first nine months of fiscal 2000, primarily as a result of expenses incurred in connection with the company's patent litigation with Applied Materials, Inc. (see Part II, Item 1 "Legal Proceedings") With revenue levels expected to further decline in the Company's fiscal fourth quarter from reported third quarter levels, we will continue to aggressively manage selling, general and administrative expenses while continuing to maintain research and development spending to enhance future revenue growth.

Income (Loss) From Operations
Loss from operations was $28.7 million for the third quarter of fiscal 2001 as compared to income of $29.8 million for the third quarter of fiscal 2000. Loss from operations was $27.6 million for the nine months ended September 30, 2001 as compared to income of $73.7 million for the nine months ended September 30, 2000. The decreases were primarily a result of the factors described above.

Other Income
Total other income decreased to $4.9 million for the third quarter of fiscal 2001 as compared to $11.6 million for the third quarter of fiscal 2000. Total other income decreased to $23.3 million for the first nine months of fiscal 2001 from $26.2 million for the first nine months of 2000. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $1.5 million for the third quarter of fiscal 2001 as compared to $3.3 million for the third quarter of fiscal 2000, and $6.1 million in the first nine months of 2001 as compared to $11.1 million in the first nine months of 2000. The decrease in royalty income during the third quarter and the first nine months of fiscal 2001 was due to lower overall SEN sales. Equity income attributable to SEN was $3.2 million for the third quarter of fiscal 2001 compared to $5.5 million for the third quarter of fiscal 2000, and $13.4 million in the first nine months of fiscal 2001 as compared to $12.1 million in the first nine months of fiscal 2000. The decrease in equity income during the third quarter of fiscal 2001 was mainly due to lower gross profit at SEN caused by lower sales. The increase in equity income for the nine months ended September 30, 2001 was primarily attributable to a decrease in operating expenses at SEN which more than offset a volume-related decrease in gross profit.

Income Taxes (Credit)
The company had an income tax credit of $7.6 million in the third quarter of fiscal 2001 as compared to income tax expense of $12.9 million in the third quarter of fiscal 2000. The company had an income tax credit of $2.1 million for the first nine months of fiscal 2001 as compared to income tax expense of $31.1 million for the first nine months of fiscal 2000. The effective income tax rate was 31.9% in the third quarter of fiscal 2001 and 49.6% for the nine months ended September 30, 2001, as compared to 31.2% and 31.1%, respectively, for the third quarter and the first nine months of fiscal 2000. The tax rate in all periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income from SEN. Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Based on available evidence, management believes it is more likely than not that these assets will be realized. However, our inability to carryback operating losses to prior year's earnings and other future events could diminish the possibility of continuing to recognize tax benefits related to these losses and other future deductible temporary differences between the tax and reported bases of assets and liabilities.

Net Income (Loss)
The company incurred a net loss of $16.2 million in the third quarter of fiscal 2001 as compared to net income of $28.5 million in the third quarter of fiscal 2000. The decrease was principally a result of the factors discussed above. Loss per share were $(0.17) in the third quarter of fiscal 2001 and $(0.02) in the first nine months of fiscal 2001. Comparable earnings per share were $0.30 and $0.81 in fiscal 2000, respectively. The decrease was principally a result of the factors discussed above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2001, cash and cash equivalents were $139.7 million, compared with $168.2 million as of December 31, 2000. The decrease in cash and cash equivalents from December 31, 2000 was due mainly to payments to Eaton of $54.7 million for transition expenses and income tax payments, as well as capital expenditures of $21.8 million and a decrease in accounts payable and other current liabilities of $20.3 million, offset by a decrease in accounts receivable $74.0 million. Net working capital was $265.0 million at September 30, 2001 as compared to net working capital of $297.3 million as of December 31, 2000.

Net cash used by operating activities was $7.7 million for the nine months ended September 30, 2001 as compared to net cash provided by operating activities of $48.2 million for the nine months ended September 30, 2000. The cash used by operating activities in the first nine months of fiscal 2001 was primarily the result of the factors described above.

Capital expenditures were $21.8 million in the first nine months of fiscal 2001 and $7.8 million in the first nine months of fiscal 2000. The increase in capital expenditures in the first nine months of fiscal 2001 was principally due to the expansion of our Beverly, Massachusetts facility to house an advanced product demonstration and customer training center for all of our products. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

In October 2001, the Company established a $30 million secured, three-year Revolving Credit Facility. The facility is comprised of a $9 million, 364 day tranche and a $21 million, three year tranche. The purpose of this facility is to provide funds for working capital and general corporate purposes. Borrowings under this credit arrangement are limited to the lesser of $30 million or the sum of a percentage of certain eligible domestic accounts receivable and inventory and bear interest at LIBOR plus an applicable spread. There are no borrowings currently outstanding under this facility.

The facility contains certain financial and other restrictive covenants including minimum profitability, liquidity and leverage ratios as well as maximum capital expenditure levels. The Company is in compliance with all covenants.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and the extent of these factors, we believe that, based on our current projections, available cash and our cash flows from operations, along with our borrowing capability, will provide sufficient working capital and satisfy commitments for capital expenditures and other cash requirements of the business over the next twelve months. However, we can offer no assurance that additional financing will not be required during this period or that, if required, such additional financing will be available to meet the cash requirements of the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2000 under Management's Discussion and Analysis - Outlook and Exhibit 99 file therewith. There were no material changes during the three months ended September 30, 2001.

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

The parties are engaged in the process of discovery and, based on the scheduling order entered by the court, a hearing on summary judgment motions is scheduled for mid-December, 2001. The Company believes its claims are meritorious and intends to pursue the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that its pursuit of this matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity. In the event that Applied Materials is found not to have infringed, the Company expects that Applied will continue to use its medium current/high energy implanter as a new and substantial competitor for sales of high energy/medium current ion implantation equipment.

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

Dated:   November 6, 2001

By:	/s/ Cornelius F. Moses III

Cornelius F. Moses III
Executive Vice President, Chief Financial Officer Duly authorized officer and Principal financial officer