Form 10-Q
period 2002-03-31
AXCELIS TECHNOLOGIES INC
filed 2002-05-14
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

As of May 13, 2002 there were 97,872,363 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Critical Accounting Policies

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
 (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$62,085	$152,149
Cost of products sold	46,688	88,801

Gross profit	15,397	63,348
Other costs & expenses
Research & development	17,712	19,262
Selling	11,238	13,380
General & adminstrative	11,947	17,711
Amortization of goodwill & intangible assets	365	2,320

Income (loss) from operations	(25,865)	10,675

Other income (expense):
Royalty income	567	2,800
Equity income (loss)of Sumitomo Eaton Nova Corporation	(1,962)	6,632
Interest income	957	2,377
Interest expense	(1,198)	—
Other-net	(361)	5

Total other income (expense)	(1,997)	11,814

Income (loss) before taxes	(27,862)	22,489
Income taxes (credit)	(10,031)	6,298

Net income (loss)	$(17,831)	$16,191

Basic net income (loss) per share	$(0.18)	$0.17
Diluted net income (loss) per share	$(0.18)	$0.17
Shares used in computing:
Basic net income (loss) per share	97,816	97,059
Diluted net income (loss) per share	97,816	97,599

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Balance Sheets
 (In thousands)
 (Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:
Cash & cash equivalents	$229,578	$124,177
Accounts receivable	51,687	63,057
Inventories	104,338	105,339
Deferred income taxes & other current assets	30,638	18,622

Total current assets	416,241	311,195

Property, plant & equipment, net	94,195	92,618
Investment in Sumitomo Eaton Nova Corporation	45,802	48,183
Goodwill	39,282	39,282
Intangible assets	14,236	14,601
Other assets	48,365	45,517

Total assets	$658,121	$551,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,150	$32,602
Accrued compensation	9,716	6,966
Warranty reserve	23,579	24,218
Other current liabilities	18,759	20,997

Total current liabilities	82,204	84,783

Long-term debt	125,000	—
Other long-term liabilities	3,726	3,752
Stockholders’ equity:
Common stock	98	97
Additional paid-in capital	444,939	440,638
Deferred compensation	(1,273)	—
Treasury stock - at cost	(1,218)	(1,218)
Retained earnings	20,688	38,519
Accumulated other comprehensive loss	(16,043)	(15,175)

Total stockholders’ equity	447,191	462,861

Total liabilities and stockholders’ equity	$658,121	$551,396

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
 (In thousands)
 (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net income (loss)	$(17,831)	$16,191
Adjustments required to reconcile net income (loss) to net cash used by operating activities:
Depreciation	2,566	2,245
Amortization of goodwill & intangible assets	365	2,320
Equity (income) loss of Sumitomo Eaton Nova Corporation	1,962	(6,632)
Changes in operating assets & liabilities:
Accounts receivable, net	11,989	22,254
Inventories	1,595	2,335
Other current assets	(12,017)	(489)
Accounts payable and other current liabilities	(3,450)	(12,445)
Payable to Eaton Corporation	—	(25,818)
Income taxes payable	—	(23,822)
Other assets	522	(4,669)
Other-net	269	1,085

Net cash used by operating activities	(14,030)	(27,445)

Investing activities:
Expenditures for property, plant & equipment	(3,816)	(7,754)
Other-net	(327)	—

Net cash used by investing activities	(4,143)	(7,754)

Financing activities:
Proceeds from long-term debt, net	121,578	—
Proceeds from the exercise of stock options	50	153
Issuance of common stock from Employee Stock Purchase Plan	2,736	—
Acquisition of treasury shares	—	(743)

Net cash provided (used) by financing activities	124,364	(590)

Effect of foreign exchange rate changes	(790)	831

Net increase (decrease) in cash & cash equivalents	105,401	(34,958)
Cash & cash equivalents at beginning of period	124,177	168,157

Cash & cash equivalents at end of period	$229,578	$133,199

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2002

1)      Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. ("Axcelis" or the "Company"), is a leading producer of ion implantation, dry strip and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia Pacific. The Company also produces rapid thermal processing equipment, which is used in semiconductor manufacturing primarily before and after the ion implantation process. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company has a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the company for ion implantation, has exclusive rights to the territory of Japan and is the leading producer of ion implantation equipment in Japan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For furthur information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s annual report on Form 10-K for the year ended December 31, 2001.

2)     Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.

3)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(17,831)	$16,191
Foreign currency translation adjustments	(868)	(6,260)

Comprehensive income (loss)	$(18,699)	$9,931

4)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Raw materials	$71,393	$75,821
Work-in-process	11,781	8,889
Finished goods	33,180	31,996

	116,354	116,706
Inventory allowances	(12,016)	(11,367)

	$104,338	$105,339

5)      Intangible Assets and Goodwill

The components of intangible assets subject to amortization, which consist principally of purchased patented technology, as of March 31, 2002 are as follows (in thousands).

Gross carrying amount	$40,000
Accumulated amortization	(25,764)

$14,236

Aggregate amortization expense for the three months ended March 31, 2002 was $365,029. Estimated amortization expense for the fiscal year ending December 31, 2002 and for each of the four succeeding fiscal years is $1,460,116.

During the fiscal first quarter ended March 31, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The adoption of SFAS No. 142 did not require the recognition of a loss due to goodwill impairment, resulting in no amortization of goodwill during the fiscal first quarter ended March 31, 2002. The Company has also determined that based on an examination of the economic life of its intangible assets as of January 1, 2002, the amortization period for these intangible assets should be approximately ten years from this date.

Had SFAS No. 142 been adopted in the prior year's fiscal quarter ended March 31, 2001, the impact on net income and earnings per share would have been as follows:

	Three Months Ended
	March 31,

	2002	2001

(000's except for earnings per share amounts)
Reported net income (loss)	$(17,831)	$16,191
Add back: Goodwill amortization	—	892
Adjust: Intangible asset amortization	—	1,063

Adjusted net income (loss)	$(17,831)	$18,146

Basic and diluted earnings (loss) per share
Reported net income (loss)	$(0.18)	$0.17
Goodwill amortization	—	0.01
Intangible asset amortization	—	0.01

Adjusted net income (loss)	$(0.18)	$0.19

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

Revenue Recognition

The Company recognizes revenue at the time of shipment of the system to the customer. The costs of installation at the customer's site are accrued at the time of shipment. The Company believes the customer's post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. In the future, if the post delivery acceptance provisions and installation process become more complex or are not successful, the Company may have to revise its revenue recognition policy, which could affect the timing of revenue recognition.

Deferred Tax Assets

As of March 31, 2002, we have approximately $44.0 million of deferred tax assets related principally to domestic loss carryforwards that expire in 2021, for which no valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. Projections of future earnings are based on revenue assumptions consistent with industry forecasts for the next five years along with the necessary operating expenses to support our revenue assumptions. Based on these projections, we estimate that the loss carryforwards will be fully utilized within three years. Should our projections not materialize and future taxable losses continue, a valuation allowance of up to $44.0 million may be required.

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

Results of Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Net sales	100.0%	100.0%
Gross profit	24.8	41.6
Other costs and expenses:
Research & development	28.5	12.7
Selling	18.1	8.8
General & administrative	19.2	11.6
Amortization of goodwill & intangible assets	0.6	1.5

Income (loss) from operations	(41.6)	7.0
Other income (expense):
Royalty income	0.9	1.8
Equity income (loss) of SEN	(3.2)	4.4
Interest income	1.5	1.5
Interest expense	(1.9)	—
Other-net	(0.6)	—

Income (loss) before taxes	(44.9)	14.7
Income taxes (credit)	(16.2)	4.1

Net income (loss)	(28.7)%	10.6%

Net Sales
Net sales were $62.1 million for the first quarter of fiscal 2002, a decrease of $90.1 million, or 59.2% as compared to net sales of $152.1 million for the first quarter of fiscal 2001. The decrease in net sales was attributable to lower levels of capital spending by our semiconductor manufacturing customers resulting in reduced sales of our products and services.

Gross Profit
Gross profit was $15.4 million in the first quarter of fiscal 2002, a decrease of $48.0 million or 75.7%, as compared to gross profit of $63.3 million in the first quarter of 2001. The decrease in gross profit was due mainly to lower sales volume. Gross profit as a percentage of net sales decreased to 24.8% in the first quarter of fiscal 2002 from 41.6% in the first quarter of fiscal 2001. This decrease was due principally to lower manufacturing capacity utilization caused by lower sales volume and an increasing mix of 300 mm sales which currently carry lower average gross margins.

Operating expenses
Operating expenses were 66.4% of net sales for the three months ended March 31, 2002, compared to 34.6% for the three months ended March 31, 2001. The increase is due primarily to lower sales volume. Selling, general and administrative expenses decreased by $7.9 million versus the first quarter of 2001 due primarily to prior year expenses associated with transitioning to a stand-alone company ($3.4 million), current year headcount-related reductions ($2.5 million) and lower expenses incurred in connection with the Company's patent litigation with Applied Materials, Inc. ($1.8 million). Amortization of goodwill and intangible assets decreased by $1.9 million due to the application of new accounting regulations related to goodwill and intangible assets. See Note 5 to the consolidated financial statements.

Income (Loss) from Operations
Loss from operations was $25.9 million for the first quarter of fiscal 2002 as compared to income of $10.7 million for the first quarter of fiscal 2001, primarily as a result of the factors described above.

Other Income (Expense)

Total other expense was $2.0 million for the first quarter of fiscal 2002 as compared to income of $11.8 million for the first quarter of fiscal 2001. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $0.6 million for the first quarter of fiscal 2002 as compared to $2.8 million for the first quarter of fiscal 2001. Equity loss attributable to SEN was $2.0 million for the first quarter of fiscal 2002 compared to income of $6.6 million for the first quarter of fiscal 2001. Both decreases in the first quarter of fiscal 2002 were due to lower SEN sales volume due primarily to the downturn in the Japanese semiconductor market. Interest expense for the first quarter of 2002 relates to the Company's $125 million Convertible Subordinated Note offering in January 2002. See Part II, Item 2. "Changes in Securities and Use of Proceeds".

Income Taxes (Credit)
The Company had an income tax credit of $10.0 million in the first quarter of fiscal 2002 as compared to income tax expense of $6.3 million in the first quarter of fiscal 2001. (See the Deferred Tax Asset section under "Critical Accounting Policies"). The effective income tax rate was 36.0% in the first quarter of fiscal 2002 and 28.0% in the first quarter of fiscal 2001. The tax rate in both periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income from SEN.

Net Income (Loss)
The Company incurred a net loss of $17.8 million in the first quarter of fiscal 2002 as compared to net income of $16.2 million in the first quarter of fiscal 2001, principally as a result of the factors discussed above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents were $229.6 million, compared with $124.2 million as of December 31, 2001. The increase in cash and cash equivalents from December 31, 2001 was due mainly to the net proceeds of $121.6 million received from the Company's convertible subordinated note offering in January 2002 offset by the effect of net losses of $17.8 million. Net working capital was $334.0 million at March 31, 2002 as compared to net working capital of $226.4 million at December 31, 2001.

Net cash used by operating activities was $14.0 million for the three months ended March 31, 2002 as compared to net cash used of $27.4 million for the three months ended March 31, 2001. The cash used by operating activities in the first three months of fiscal 2002 was primarily the result of net losses of $17.8 million offset by non-cash expenses related to depreciation and amortization of $2.9 million.

Capital expenditures were $3.8 million in the first three months of fiscal 2002 and $7.8 million in the first three months of fiscal 2001. The decrease in capital expenditures in the first quarter of fiscal 2002 was principally due to the completion of the Company's addition to its Beverly, Massachusetts facility. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

In January 2002, the Company completed an offering of $125.0 million of 4.25% Convertible Subordinated Notes ("the Notes"), which mature on January 15, 2007. Interest on the Notes is payable on January 15 and July 15 of each year, commencing July 15, 2002. The Notes are convertible into shares of Axcelis common stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $20.00 per share, subject to certain adjustments. The Notes are redeemable, in whole or in part, at the option of the Company beginning on January 19, 2005 with at least 30 days notice at redemption prices starting at 101.7% and at diminishing prices thereafter, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Expenses associated with the offering of approximately $3.4 million have been deferred in other assets and are being amortized to other expense using the straight line method, which approximates the effective interest method, over the term of the Notes.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and the extent of these factors, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Risk Factors

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependency on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Outlook" and Exhibit 99 of our Form 10-K for the year ended December 31, 2001. If any of those risk factors actually occur, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis - Outlook and Exhibit 99 file therewith. During the first quarter of fiscal 2002, the Company completed an offering of $125.0 million of 4.25% Convertible Subordinated Notes which mature on January 15, 2007. Due to the fixed interest rate associated with this offering, the Company is not subject to market risk for this debt instrument. See Part II, Item 2 "Changes in Securities and Use of Proceeds". There were no other material changes during the three months ended March 31, 2002.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 15, 2002, we issued certain 4.25% Convertible Subordinated Notes due 2007 (the "Notes") in the aggregate principal amount of $125,000,000, in a private offering exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act because of the nature of the purchasers and the circumstances of the offering. The initial purchasers of the Notes were Morgan Stanley & Co., Incorporated, Salomon Smith Barney Inc. and SG Cowen Securities Corporation. The initial purchasers purchased the shares at a discount of 2.75% to the face amount of the Notes, resulting in net cash to Axcelis, before expenses, of $121,562,500. The initial purchasers resold the Notes to qualified institutional buyers as defined in the Securities and Exchange Commission's Rule 144A. We intend to use the net proceeds of the offering for working capital and general corporate purposes.

The Notes are convertible at any time through maturity into shares of our common stock at the rate of 50 shares per $1,000 principal amount of the Notes, subject to adjustment, for an aggregate of 6,250,000 shares (the "Shares"). The Notes and the Shares are subject to transfer restrictions, provided that we have filed a Registration Statement on Form S-3 (file number 333-85214) with the Securities and Exchange Commission on March 29, 2002 to register the resale of the Notes and Shares. We will not receive any proceeds from the resale by the holders of the Notes and Shares.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

None

b) Reports on Form 8-K

A Current Report on Form 8-K dated January 9, 2002, was filed with the Securities and Exchange Commission on January 15, 2002 relating to our intent to offer Convertible Subordinated Notes due 2007 in a private placement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   May 14, 2002

By:	/s/ Cornelius F. Moses III

Cornelius F. Moses III
Executive Vice President, Chief Financial Officer Duly authorized officer and Principal financial officer