Form 10-K/A
period 2001-12-31
AXCELIS TECHNOLOGIES INC
filed 2002-06-28
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

TO

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

AMENDMENT NO. 1

EXPLANTORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, originally filed with the Securities and Exchange Commission on March 12, 2002, solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K, but not the annual shareholders' report, contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our 50% owned joint venture with Sumitomo Heavy Industries, Ltd., known as Sumitomo Eaton Nova Corporation ("SEN"), which is not consolidated in the Axcelis Technologies, Inc. financial statements (and is accounted for under the equity method) was significant under Rule 3-09 in relationship to the Axcelis Technologies, Inc. financial results for the year ended December 31, 2001. Since SEN's fiscal year ended after the date of the filing of our Form 10-K, Rule 3-09 provides that the SEN financial statements may be filed as an amendment to our Form 10-K within 90 days after the end of SEN's fiscal year ended March 31, 2002.

Therefore, this Form 10-K/A amends the following portions of the Axcelis Technologies Form 10-K filed on March 12, 2002:

    -   Item 8 is being amended by submitting the financial statements of SEN for the fiscal years ended March 31, 2002, 2001 and 2000 (the "SEN Financial Statements") as a separate section of this report immediately following Item 14;

    -    Item 14 is being amended to:

        -    include the list of the SEN Financial statements being filed herewith as required by Item 14(a); and

        -    add to the list of exhibits and exhibits filed in accordance with Item 601 of Regulation S-K an Exhibit 23.2, Consent of Ernst & Young LLP - Independent Auditors relating to the SEN Financial Statements, as required by Item 14(c).

As required by Rule 3-09, we will determine with respect to each future fiscal year, whether SEN has been significant with respect to Axcelis' financial results for such year, and file SEN financial statements as necessary to comply with Rule 3-09.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of the Company's Form 10-K, as originally filed on March 12, 2002, and as amended by this form 10-K/A:

  (1)(A)   Financial Statements of Axcelis Technologies, Inc.:

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

  (1)(B)   Financial Statements of Sumitomo Eaton Nova Corporation:

Report of Ernst & Young LLP - Independent Auditors

Consolidated Statements of Operations-For the fiscal years ended March 31, 2002, 2001 and 2000

Consolidated Balance Sheets-March 31, 2002 and 2001

Consolidated Statements of Stockholders' Equity-For the fiscal years ended March 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows-For the fiscal years ended March 31, 2002, 2001 and 2000

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

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors

Sumitomo Eaton Nova Corporation

We have audited the accompanying consolidated balance sheets of Sumitomo Eaton Nova Corporation (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the translation of these statements as of and for the year ended March 31, 2002 into U.S. dollars on the basis described in Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above expressed in Japanese yen present fairly, in all material respects, the consolidated financial position of Sumitomo Eaton Nova Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statements expressed in U.S. dollars as of and for the year ended March 31, 2002, when considered in relation to the basic financial statements taken as a whole, have been properly translated on the basis described in Note 1.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its pension benefits, and the disclosures thereof, to comply with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," as amended by Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," and accordingly, has restated the consolidated financial statements for the years ended March 31, 2001 and 2000.

/s/ ERNST & YOUNG LLP

Tokyo, Japan
April 26, 2002

Sumitomo Eaton Nova Corporation.
Consolidated Statements of Income

	Years Ended March 31,
	2000	2001	2002	Year ended
	(Restated -	(Restated -		March 31,
	see Note 5)	see Note 5)		2002

	(Thousands of yen)			(U.S. dollars
				in thousands)

Net sales (Note 6)	¥18,224,797	¥31,085,155	¥18,047,259	$145,531
Cost of products sold (Note 6)	11,401,469	16,271,032	10,832,128	87,349

Gross profit	6,823,328	14,814,123	7,215,131	58,182

Selling, general and adminstrative expenses (Note 6)	4,532,520	5,138,400	4,793,246	38,652

Income from operations	2,290,808	9,675,723	2,421,885	19,530

Other income (expense):
Interest expense	(66,699)	(41,311)	(23,771)	(192)
Other income (expense), net	(55,399)	(143,214)	118,945	959

Income before income taxes	2,168,710	9,491,198	2,517,059	20,297

Income taxes (benefit) (Note 8):
Current	508,429	4,239,293	666,674	5,376
Deferred	454,109	(301,698)	367,311	2,962

	962,538	3,937,595	1,033,985	8,338

Net income	¥1,206,172	¥5,553,603	¥1,483,074	$11,959

See accompanying Notes to Consolidated Financial Statements

Sumitomo Eaton Nova Corporation
Consolidated Balance Sheets

	March 31,
	2001	2002
	(Restated -		March 31,
	see Note 5)		2002

	(Thousands of yen)		(U.S. dollars
			in thousands)
Assets
Current assets:
Cash and cash equivalents	¥982,896	¥489,483	$3,730
Trade receivables, net (Note 2)	15,780,484	8,911,312	67,901
Due from affiliates - current (Note 6)	405,363	65,115	496
Inventories (Note 3)	6,819,225	3,555,001	27,088
Deferred income taxes and other current assets(Note 8)	512,699	196,401	1,497

Total current assets	24,500,667	13,217,312	100,712

Property, plant and equipment, net Note 4	4,580,631	4,528,828	34,508

Deferred income taxes and other assetsNote 4	299,389	300,038	2,285

	¥29,380,687	¥18,046,178	$137,505

Liabilities and shareholders' equity
Current liabilities:
Short-term debt (Note 7)	¥4,200,000	¥800,000	$6,096
Trade payables:
Notes	3,456,551	766,468	5,840
Accounts	2,617,885	895,605	6,824

	6,074,436	1,662,073	12,664
Due to affiliates (Note 6)	2,396,855	1,779,793	13,561
Income taxes payable and other current liabilities	4,879,442	595,440	4,537

Total current liabilities	17,550,733	4,837,306	36,858

Accrued retirement benefits for employees and directors (Note 9)	79,916	95,760	730

Shareholders' equity(Note 10):
Capital stock:
Authorized - 20,000 shares
Issued and outstanding - 12,000 shares	600,000	600,000	2,511
Retained earnings	11,150,038	12,513,112	111,719
Accumulated other comprehensive loss	—	—	(14,313)

Total shareholders' equity	11,750,038	13,113,112	99,917

	¥29,380,687	¥18,046,178	$137,505

See accompanying Notes to Consolidated Financial Statements.

Sumitomo Eaton Nova Corporation
Consolidated Statements of Shareholders' Equity

			Accumulated
		Retained	other
	Capital	earnings	comprehensive
	stock	(Note 10)	loss	Total

	(Thousands of yen)

Balance at March 31, 1999 (Restated - see (Note 2)	¥600,000	¥4,450,263	—	¥5,050,263
Net income (Restated - see (Note 5)	—	1,206,172	—	1,206,172

Balance at March 31, 2000 (Restated - see (Note 2)	600,000	5,656,435	—	6,256,435
Net income (Restated - see (Note 5)	—	5,553,603	—	5,553,603
Cash dividends	—	(60,000)	—	(60,000)

Balance at March 31, 2001 (Restated - see (Note 2)	600,000	11,150,038	—	11,750,038
Net income	—	1,483,074	—	1,483,074
Cash dividends	—	(120,000)	—	(120,000)

Balance at March 31, 2002	¥600,000	¥12,513,112	—	¥13,113,112

			Accumulated
		Retained	other
	Capital	earnings	comprehensive
	stock	(Note 10)	loss	Total

	(U.S. dollars in thousands)

Balance at March 31, 2001 (Restated - see (Note 5)	$2,511	$100,723	$(8,445)	$94,789
Net income	—	11,959	—	11,959
Foreign currency translation adjustment	—	—	(5,868)	(5,868)

Total comprehensive loss				6,091
Cash dividends	—	(963)	—	(963)

Balance at March 31, 2002	$2,511	$111,719	$(14,313)	$99,917

      See accompanying Notes to Consolidated Financial Statements.

Sumitomo Eaton Nova Corporation
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2000	2001	2002	Year ended
	(Restated -	(Restated -		March 31,
	see Note 5)	see Note 5)		2002

	(Thousands of yen)			(U.S. dollars
				in thousands)

Operating activities:
Net income	¥1,206,172	¥5,553,603	¥1,483,074	$11,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,299,213	970,662	999,174	8,057
Deferred income taxes (benefit) provision	454,109	(301,698)	367,311	2,962
Changes in operating assets and liabilities:
Trade receivables	(5,227,337)	(7,072,234)	6,869,172	55,392
Due from affiliates	192,473	(246,223)	340,248	2,744
Inventories	(137,889)	(1,696,284)	3,264,224	26,322
Trade payables	2,683,464	2,166,798	(4,412,363)	(35,581)
Due to affiliates	1,294,439	727,031	(617,062)	(4,976)
Income taxes payable	472,934	3,532,557	(3,924,864)	(31,650)
Other, net	201,369	421,587	(361,788)	(2,917)

Net cash provided by operating activities	2,438,947	4,055,799	4,007,126	32,312

Investing activities:
Purchases of property, plant and equipment, net	(679,445)	(1,193,906)	(979,922)	(7,902)
Other, net	374,860	(19,115)	4,741	38

Net cash used by investing activities	(304,585)	(1,213,021)	(975,181)	(7,864)

Financing activities:
Decrease in short-term borrowings, net	(1,638,000)	(2,656,000)	(3,400,000)	(27,417)
Other, net	—	(60,000)	(120,000)	(970)
Other	(8,230)	(8,750)	(5,358)	(43)

Net cash used in financing activities	(1,646,230)	(2,724,750)	(3,525,358)	(28,430)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(221)

Net increase (decrease) in cash and cash equivalents	488,132	118,028	(493,413)	(4,203)
Cash and cash equivalents at beginning of the year	376,736	864,868	982,896	7,933

Cash and cash equivalents at end of the year	¥864,868	¥982,896	¥489,483	$3,730

Supplementary information
Interest paid during the year	¥58,966	¥40,754	¥23,660	$191
Income taxes paid during the year	¥35,495	¥639,785	¥4,585,607	$36,978

See accompanying Notes to Consolidated Financial Statements

Sumitomo Eaton Nova Corporation
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

General

Sumitomo Eaton Nova Corporation (the "Company") was established on April 1, 1983 under the Commercial Code of Japan. Until April 24, 2000, the Company was owned equally by Sumitomo Heavy Industries, Ltd. ("SHI"), a Japanese corporation, and Eaton Corporation ("Eaton"), a U.S. corporation. On April 25, 2000, Eaton transferred its entire interests in the Company to Eaton Semiconductor Equipment Inc., a wholly-owned subsidiary of Eaton. On April 26, 2000 Eaton Semiconductor Equipment Inc. changed its name to Axcelis Technologies, Inc. ("Axcelis"), and obtained a listing on the NASDAQ on July 10, 2000. The Company designs, manufactures, sells and repairs ion implantation equipment and semiconductor equipment primarily for Japanese semiconductor manufacturing customers under a license agreement with Axcelis.

The Company established Sense K.K. ("Sense"), a wholly-owned subsidiary on April 1, 1999 under the Commercial Code of Japan. Sense sells used ion implantation and semiconductor equipment, primarily for Japanese semiconductor manufacturing customers, delivers and installs that equipment and provides product support.

The Company and its subsidiary maintain their records and prepare their financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the accompanying consolidated financial statements to conform with accounting principles generally accepted in the United States of America. These adjustments were not recorded in the statutory books of account.

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and Sense. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

Foreign Currency

The Company's functional currency is the Japanese yen. Transaction gains and losses, which arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred. Transaction gains and losses in each of the years in the three year period ended March 31, 2002 were not material.

The accompanying consolidated financial statements expressed in U.S. dollars have been prepared for use in conjunction with the preparation of the consolidated financial statements of Axcelis and have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities are translated using the exchange rate in effect at year-end. Statement of income items are translated using the average rates for the year. The effects of these translation adjustments are accumulated and included in accumulated other comprehensive loss, a separate component of shareholders' equity. The accumulated other comprehensive loss is comprised entirely of the foreign currency translation adjustment.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

Inventories are stated at lower of cost, cost being determined by the average method.

Long-Lived Assets

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the declining-balance method over the estimated useful lives of the respective assets (ranging from 2 to 40 years) except for buildings purchased after April 1, 1998, which are depreciated on the straight-line basis over 31 years.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade notes and accounts receivable. These financial instruments are carried at cost less an allowance for doubtful accounts, which approximates fair value. Substantially all of the Company's notes and accounts receivable are due from companies in the semiconductor industry located in Japan. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral to secure notes and accounts receivable.

For the years ended March 31, 2000, 2001 and 2002, sales to two customers were approximately 19% and 16%, sales to three customers were approximately 31%, 19% and 18%, and sales to one customer was 22% of consolidated net sales, respectively.

At March 31, 2001 and 2002, accounts receivable from one customer approximated 26% and 20% of consolidated trade receivable, respectively.

Revenue Recognition

The Company recognizes sales at the later of the time of shipment to the customer or the transfer of risk of ownership (which is generally upon customer inspection for machinery sales to domestic customers). Management believes the customer's post delivery acceptance provisions and the installation process have been established to be routine, commercially inconsequential and perfunctory because the process is a replication of the pre-shipment procedures. The majority of the Company's systems are designed and tailored to meet the customer's specifications as outlined in the contract between the customer and the Company. To ensure that the customer's specifications are satisfied, per contract terms, the systems are tested at the Company's facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. The Company has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by Japanese Law applicable generally to such transactions. The Company has a demonstrated history of customer acceptance subsequent to shipment and installation of these systems.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Research and Development Costs

Research and development costs are expensed in the year in which such costs are incurred, except for costs relating to equipment that is acquired or constructed for research and development activities and have alternative future uses. At March 31, 2001 and 2002, net amounts capitalized relating to equipment that is used in research and development activities and has alternative future uses amounted to ¥73,758 and ¥114,538 (U.S.$872,737), respectively, and is included in other long-term assets on the consolidated balance sheets. Research and development expense for the years ended March 31, 2000, 2001 and 2002 was ¥1,931,033, ¥2,088,263 and #165;&2,047,594 (U.S. $16,511,523), respectively.

Retirement Benfits

The cost of retirement benefits for seconded employees is incurred by and reimbursed to SHI. The provision for accrued employees' retirement benefits represents the cost for employees who have been employed directly by the Company (see Note 9).

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the accounting and financial reporting for the impairment of long-lived assets as well as the disposal of such assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial condition or results of operations.

Note 2. Trade Receivable

The components of trade receivable follow:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)

Notes	¥521,377	¥73,914	$563
Accounts	15,323,809	8,861,356	67,520

	15,845,186	8,935,270	68,083
Allowance for doubtful accounts	(64,702)	(23,958)	(182)

	¥15,780,484	¥8,911,312	$67,901

Note 3. Inventories

The components of inventories follow:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)

Work in process	¥4,955,658	¥1,987,220	$15,142
Raw materials and parts	1,863,567	1,567,781	11,946

	¥6,819,225	¥3,555,001	$27,088

Note 4. Property, Plant & Equipment, Net

The components of property, plant and equipment, net follow:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)

Land	¥299,485	¥299,485	$2,282
Building and land improvements	4,235,433	4,238,033	32,292
Machinery	4,277,177	4,600,736	35,056
Furniture, fixtures and automobiles	1,996,172	2,059,746	15,694
Construction in process	121,693	89,448	682

	10,929,960	11,287,448	86,006
Accumulated depreciation	(6,349,329)	(6,758,620)	(51,498)

	¥4,580,631	¥4,528,828	$34,508

Note 5. Restatement

During the fiscal year ended March 31, 2002, the Company changed its method of accounting for its pension benefits, and the disclosures thereof, to comply with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" as amended by Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Accordingly, the 2000 and 2001 consolidated financial statements have been restated. See Note 9 for the disclosures relating to the Company's retirement plans. The restatement had the following impact on amounts presented in these financial statements (in thousands of yen):

	Previously	Restatement
For the year ended March 31, 2000	reported	adjustment	As restated

Retained earnings at March 31, 1999	¥4,467,137	¥(16,874)	¥4,450,263
Net income	1,235,384	(29,212)	1,206,172

Retained earnings at March 31, 2000	¥5,702,521	¥(46,086)	¥5,656,435

	Previously	Restatement
For the year ended March 31, 2001	reported	adjustment	As restated

Retained earnings at March 31, 2000	¥5,702,521	¥(46,086)	¥5,656,435
Net income	5,525,797	27,806	5,553,603
Cash dividend	(60,000)	—	(60,000)

Retained earnings at March 31, 2001	¥11,168,318	¥(18,280)	¥11,150,038

	Previously	Restatement
As of March 31, 2001	reported	adjustment	As restated

Accrued retirement benefits for employees and directors	¥48,541	¥31,375	¥79,916
Deferred income taxes (asset)	¥518,497	¥13,095	¥531,592

Note 6. Transactions with Affiliates

Transactions with affiliates for the years ended March 31, 2000, 2001 and 2002 were as follows (transactions with Axcelis denote transactions with Axcelis or, prior to its formation, Eaton):

	2000	2001	2002	2002

	(Thousands of yen)			(U.S. dollars
				in thousands)
Revenues:
Sales:
Axcelis and affiliates	¥262,685	¥588,501	¥619,002	$4,992
SHI affiliates	—	4,821	5,765	46
Territory commission and sales assistance fees from Axcelis	—	52,451	—	—

	¥262,685	¥645,773	¥624,767	$5,038

Inventories purchased:
SHI	¥1,079,759	¥1,748,084	¥1,375,433	$11,091
Axcelis	1,193,118	1,848,660	344,347	2,777

	¥2,272,877	¥3,596,744	¥1,719,780	$13,868

Other expenses to affiliates:
Royalties to Axcelis	¥547,267	¥1,038,955	¥493,961	$3,983
Management fees and royalties to SHI	123,173	229,239	111,223	897
Subcontract charges to SHI affiliates	185,193	360,066	445,921	3,596
Commissions to Axcelis affiliates	295,811	335,288	287,162	2,316
Other expenses to SHI and affiliates	285,461	329,445	345,720	2,787

	¥1,436,905	¥2,292,993	¥1,683,987	$13,579

Balances due from and to affiliates at March 31, 2001 and 2002 were as follows:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)

Due from affiliates:
SHI and affiliates	¥1,492	¥1,965	$15
Axcelis and affiliates	403,871	63,150	481

	¥405,363	¥65,115	$496

Due to:
SHI	¥1,365,845	¥1,166,784	$8,890
Axcelis	977,513	515,948	3,931
SHI affiliates	62,497	97,061	740

	¥2,396,855	¥1,779,793	$13,561

Pension funding for the seconded employees (employees on temporary assignment) is provided through a plan administered by SHI. Under this arrangement, the Company is billed monthly for the pension costs attributable to those individuals. Under the terms of the pension agreement with SHI, no additional costs related to earned benefits are to be borne by the Company. Pension contributions paid to SHI for the years ended March 31, 2000, 2001 and 2002 were ¥129,618 ¥127,171 and ¥153,469 (U.S.$1,237,553), respectively.

Note 7. Financing Arrangements

Short-Term Debt

Short-term debt consisted of bank overdrafts.

Bank overdrafts amounted to ¥4,200,000 and ¥800,000 (U.S.$6,095,703) at March 31, 2001 and 2002 at interest rates ranging from 0.435% to 1.825% and 0.4270% to 0.5650%, respectively.

Leases

Rental expenses for equipment, land and office space for the years ended March 31, 2000, 2001 and 2002 amounted to ¥313,823, ¥315,936 and ¥300,612, (U.S.$2,424,095), respectively. The Company does not have any significant minimum noncancelable rental commitments.

Note 8. Income taxes

Income taxes include corporation, enterprise, and inhabitants' taxes which, in the aggregate, resulted in statutory tax rates of approximately 41.74% in 2000, 2001 and 2002, respectively. The difference between income tax expense and the amount computed by applying the statutory income tax rates to income before income taxes is summarized as follows:

	2000	2001	2002	2002

	(Thousands of yen)			(U.S. dollars
				in thousands)

Tax at statutory rate	¥905,220	¥3,961,626	¥1,050,620	$8,472
Tax effect of:
Non-deductible expenses	23,512	18,201	6,088	49
Changes in statutory tax rate	90,475	—	—	—
Other items, net	(56,669)	(42,232)	(22,723)	(183)

Income tax expense	¥692,538	¥3,937,595	¥1,033,985	$8,338

Deferred income taxes reflect the net tax effect of the temporary differences between the amounts of the assets and liabilities recorded for financial and income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2001 and 2002 were as follows:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)
Deferred tax assets:
Accrued enterprise tax	¥372,111	¥12,453	$95
Loss on disposal of inventory	21,108	13,539	103
Warranty reserve	23,374	8,849	67
Bonus payment reserve	53,435	36,485	278
Accrued severance benefit	20,261	19,691	150
Other	41,303	73,264	558

Total deferred tax assets	¥531,592	¥164,281	$1,251

Note 9. Employees' and Directors' Retirement Benefits

The Company has a defined benefit pension plan that covers substantially all employees. Benefits under the plan are based on the employees' compensation as of the date of retirement and years of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plan are invested in equity securities, debt securities, money market instruments, and insured products.

The Company also provides certain defined benefits to its statutory auditors and directors who are not statutory auditors, directors or employees of SHI, Axcelis or one of their affiliates. Their benefits are based on years of service, compensation at retirement and position. This plan is unfunded.

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the Company's plans are as follows:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	¥357,750	¥447,041	$3,608
Service cost	46,112	52,178	421
Interest cost	12,688	12,688	102
Actuarial gains and losses	40,481	64,445	520
Foreign currency exchange rate changes	—	—	(254)
Benefits paid	(9,990)	(7,832)	(63)

Projected obligation at end of year	447,041	568,520	4,334

Change in plan assets
Fair value of plan assets at beginning of year	200,164	273,841	2,210
Actual return on plan assets	(2,236)	(14,570)	(117)
Foreign currency exchange rate changes	—	—	(148)
Contributions	85,904	77,839	628
Benefits paid	(9,991)	(7,832)	(63)

Fair value of plan assets at end of year	273,841	329,278	2,510

Funded status	(173,200)	(239,242)	(1,824)
Unrecognized transition obligation	96,935	86,164	657
Unrecognized net (gain) loss	(3,651)	57,318	437

Accrued pension cost	¥(79,916)	¥(95,760)	$(730)

The components of net pension expense of the Company's plans for the years ended March 31, 2002, 2001 and 2000 were as follows:

	2000	2001	2002	2002

	(Thousands of yen)			(U.S. dollars
				in thousands)
Service cost	¥49,741	¥46,112	¥52,178	$421
Interest cost	11,449	12,688	12,688	102
Expected return on plan assets	2,279	(8,007)	(10,954)	(88)
Net amortization and deferrals	10,771	9,738	10,771	87

Net pension expense	¥74,240	¥60,531	¥64,683	$522

The aggregate accumulated benefit obligation of this plan was as follows:

	2001	2002	2002

	(Thousands of yen)		(U.S. dollars
			in thousands)

Aggregate accumulated benefit obligation	¥315,830	¥372,844	$2,841

The discount rates and weighted average rates of increases in future salary levels used in determining the actuarial present value of the projected benefit obligation and the expected long-term rates of return on plan assets for the years ended March 31, 2002, 2001 and 2000 were as follows:

	2000	2001	2002

Discount rate	3.5%	3.0%	2.5%
Weighted average rates of increases in future salary levels	2.67%	2.67%	2.67%
Expected long-term rates of return on plan assets	4.0%	4.0%	4.0%

For purposes of these financial statements, FASB No. 87, "Employees' Accounting for Pensions" was adopted effective March 31, 1999. The Company does not believe that it is feasible to apply FASB No. 87 as of the effective date specified in the pronouncement (for the year ended March 31, 1987). On March 31, 1999, the Company recorded a charge directly to equity in the amount of ¥107,706, which represents the portion of the transition obligation that would have been amortized as of that date had the pronouncement been applied effective for the year ended March 31, 1987. The remaining transition obligation at March 31, 1999 is being amortized over 21 years.

Note 10. Shareholders' Equity

On October 1, 2001, an amendment ("Amendment") to the Commercial Code of Japan ("Code") became effective. The Amendment eliminates the stated par value of the Company's outstanding shares which results in all outstanding shares having no par value as of October 1, 2001. The Amendment also provides that share issuances after September 30, 2001 will be of shares with no par value. Before the Amendment, the Company's shares had a par value of ¥50 per share.

The Code provides that an amount equal to at least 10% of the amount to be disbursed as a distribution of earnings be appropriated to the legal reserve until the total of such reserve and the additional paid-in capital account equals 25% of the common stock account. The Codes also provides to the extent that the sum of additional paid-in capital account and the legal reserve account exceed 25% of the common stock account then the amount of the excess (if any) is available for appropriations by resolution of the shareholders.

Retained earnings available for dividends under the Code are based on the amount presented in the Company's non-consolidated financial statements, which are prepared in accordance with accounting principles and practices generally accepted in Japan. Under the Code, the amount of retained earnings available for dividends as of March 31, 2002 amounted to ¥12,047,417 (U.S.$91,796,838).

Note 11. Financial Instruments

The total carrying amount reported in the balance sheets for financial instruments, cash and cash equivalents, notes and accounts receivables, short-term debt, notes and accounts payables approximates their respective fair value.

Note 12. Supplemental Balance Sheet Information

Changes in allowance for doubtful accounts:

		Charged or
	Balance at	credited to
	beginning of	SG&A	Balance at
	period	expenses	end of period

Year ended March 31, 2000	¥20,732	¥23,015	¥43,747

Year ended March 31, 2001	¥43,747	¥20,955	¥64,702

Year ended March 31, 2002	¥64,702	¥(40,744)	¥23,958

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: June 28, 2002	By:	/s/ CORNELIUS F. MOSES, III

Cornelius F. Moses, III, Executive Vice President and Chief Financial Officer

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

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
3.2	Bylaws of the registrant, as amended as of January 23, 2002. Filed with original Form 10-K on March 12, 2002.
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

10.5*	Employment Agreement between the Company and Brian R. Bachman. Incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.6*	Settlement Agreement and Release between the Company and Brian R. Bachman dated January 23, 2002. Filed with original Form 10-K on March 12, 2002.
10.7*	Employment Agreement between the Company and Mary G. Puma. Incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
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

21.1	Subsidiaries of the Company. Filed with original Form 10-K on March 12, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors. Filed with original Form 10-K on March 12, 2002.
23.2	Consent of Ernst & Young LLP, Independent Auditors, relating to financial statements of Sumitomo Eaton Nova Corporation. Filed herewith.
99

Factors affecting future operating results. Filed with original Form 10-K on March 12, 2002.

*Indicates a management contract or compensatory plan.

**Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended