Form 10-Q
period 2002-06-30
AXCELIS TECHNOLOGIES INC
filed 2002-08-12
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

As of August 9, 2002 there were 98,266,404 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net sales	$88,988	$102,002	$151,073	$254,151
Cost of products sold	55,760	62,902	102,448	151,703

Gross profit	33,228	39,100	48,625	102,448

Operating expenses:
Research and development	18,572	18,789	36,284	38,051
Selling	11,742	13,429	22,980	26,809
General and adminstrative	11,673	14,068	23,620	31,779
Amortization of goodwill and intangible assets	365	2,320	730	4,640

Income (loss) from operations	(9,124)	(9,506)	(34,989)	1,169

Other income (expense):
Royalty income	3,354	1,781	3,921	4,581
Equity income of Sumitomo Eaton Nova Corporation	3,322	3,567	1,360	10,199
Interest income	1,019	1,424	1,976	3,801
Interest expense	(1,696)	—	(2,894)	—
Other-net	(1,283)	(253)	(1,644)	(248)

Income (loss) before taxes	(4,408)	(2,987)	(32,270)	19,502

Income taxes (credit)	(2,731)	(837)	(12,762)	5,461

Net income (loss)	$(1,677)	$(2,150)	$(19,508)	$14,041

Basic net income (loss) per share	$(0.02)	$(0.02)	$(0.20)	$0.14
Diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.20)	$0.14

Shares used in computing:
Basic net income (loss) per share	97,876	97,056	97,846	97,053
Diluted net income (loss) per share	97,876	97,056	97,846	97,965

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Balance Sheets
 (In thousands)
 (Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash & cash equivalents	$198,759	$124,177
Short-term investments	12,477	—
Accounts receivable	70,044	63,057
Inventories	108,445	105,339
Deferred income taxes & other current assets	35,757	18,622

Total current assets	425,482	311,195

Property, plant & equipment, net	96,363	92,618
Investment in Sumitomo Eaton Nova Corporation	54,488	48,183
Goodwill	39,282	39,282
Intangible assets	13,871	14,601
Other assets	48,756	45,517

Total assets	$678,242	$551,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,515	$32,602
Accrued compensation	9,097	6,966
Warranty reserve	21,251	24,218
Other current liabilities	26,613	20,997

Total current liabilities	94,476	84,783

Long-term debt	125,000	—
Other long-term liabilities	3,913	3,752
Stockholders’ equity:
Common stock	98	97
Additional paid-in capital	445,121	440,638
Deferred compensation	(1,331)	—
Treasury stock - at cost	(1,218)	(1,218)
Retained earnings	19,011	38,519
Accumulated other comprehensive loss	(6,828)	(15,175)

Total stockholders’ equity	454,853	462,861

Total liabilities and stockholders’ equity	$678,242	$551,396

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
 (In thousands)
 (Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net income (loss)	$(19,508)	$14,041
Adjustments required to reconcile net income (loss) to net cash used by operating activities:
Depreciation	5,320	4,602
Amortization of goodwill & intangible assets	730	4,640
Equity income of Sumitomo Eaton Nova Corporation	(1,360)	(10,199)
Changes in operating assets & liabilities:
Accounts receivable, net	(4,880)	40,768
Inventories	(421)	5,405
Deferred income taxes and other current assets	(17,376)	(471)
Accounts payable and other current liabilities	6,874	(17,287)
Payable to Eaton Corporation	—	(25,818)
Income taxes payable	—	(28,833)
Other assets	354	(8,365)
Other-net	473	248

Net cash used by operating activities	(29,794)	(21,269)

Investing activities:
Purchases of short-term investments	(12,477)	—
Expenditures for property, plant & equipment	(8,883)	(16,903)
Other-net	(84)	—

Net cash used by investing activities	(21,444)	(16,903)

Financing activities:
Proceeds from long-term debt, net	121,578	—
Proceeds from the exercise of stock options	104	635
Issuance of common stock from Employee Stock Purchase Plan	2,736	—
Acquisition of treasury shares	—	(743)

Net cash provided (used) by financing activities	124,418	(108)

Effect of foreign exchange rate changes	1,402	(1,481)

Net increase (decrease) in cash & cash equivalents	74,582	(39,761)
Cash & cash equivalents at beginning of period	124,177	168,157

Cash & cash equivalents at end of period	$198,759	$128,396

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

3)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net income (loss)	$(1,677)	$(2,150)	$(19,508)	$14,041
Foreign currency translation adjustments	9,215	(2,462)	8,347	(8,721)

Comprehensive income (loss)	7,538	(4,612)	(11,161)	5,320

4)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

	June 30,	December 31,

	2002	2001

Raw materials	$67,835	$75,821
Work-in-process	16,393	8,889
Finished goods	38,102	31,996

	122,330	116,706
Inventory allowances	(13,885)	(11,367)

	$108,445	$105,339

5)      Intangible Assets and Goodwill

The components of intangible assets subject to amortization, which consist principally of purchased patented technology, as of June 30, 2002 are as follows (in thousands).

Gross carrying amount	$40,000
Accumulated amortization	(26,129)

$13,871

Aggregate amortization expense for the six months ended June 30, 2002 was $730,058. Estimated amortization expense for the fiscal year ending December 31, 2002 and for each of the four succeeding fiscal years is $1,460,116.

During the fiscal first quarter ended March 31, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The adoption of SFAS No. 142 did not require the recognition of a loss due to goodwill impairment, resulting in no amortization of goodwill for the three months and six months periods ended June 30, 2002. The Company has also determined that based on an examination of the economic life of its intangible assets as of January 1, 2002, the amortization period for these intangible assets should be approximately ten years from this date.

Had SFAS No. 142 been adopted for the three months and six months periods ending June 30, 2001, the impact on net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

(000's except for earnings per share amounts)
Reported net income (loss)	$(1,677)	$(2,150)	$(19,508)	$14,041
Add back: Goodwill amortization	—	892	—	1,784
Adjust: Intangible asset amortization	—	1,063	—	2,126

Adjusted net income (loss)	$(1,677)	$(195)	$(19,508)	$17,951

Basic and diluted earnings (loss) per share
Reported net income (loss)	$(0.02)	$(0.02)	$(0.20)	$0.14
Add back: Goodwill amortization	—	0.01	—	0.02
Adjust: Intangible asset amortization	—	0.01	—	0.02

Adjusted net income (loss) per share	$(0.02)	$0.00	$(0.20)	$0.18

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon Axcelis' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, income taxes, accounts receivable, inventory and warranty and installation obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates to the extent actual conditions differ from management's assumptions.

The following summarizes those critical accounting policies which the Company believes involve its more significant judgments and estimates:

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

Deferred Tax Assets

As of June 30, 2002, we have approximately $50.4 million of deferred tax assets, $17.5 million of which are classified as long-term assets and included in "other assets" on our balance sheet. These deferred tax assets relate principally to domestic loss carryforwards that expire in 2021, for which no valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. Projections of future earnings are based on revenue assumptions consistent with industry forecasts for the next five years along with the necessary operating expenses to support our revenue assumptions. Based on these projections, we estimate that the loss carryforwards will be fully utilized within three years. Should our projections not materialize and future taxable losses continue, a valuation allowance of up to $50.4 million may be required.

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

Results of Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.3	38.3	32.2	40.3
Other costs and expenses:
Research and development	20.9	18.4	24.0	15.0
Selling	13.2	13.2	15.2	10.6
General and administrative	13.1	13.8	15.6	12.5
Amortization of goodwill and intangible assets	0.4	2.3	0.5	1.8

Income (loss) from operations	(10.3)	(9.3)	(23.2)	0.5

Other income (expense):
Royalty income	3.8	1.8	2.6	1.8
Equity income of SEN	3.7	3.5	0.9	4.0
Interest income	1.2	1.4	1.3	1.5
Interest expense	(1.9)	—	(1.9)	—
Other-net	(1.4)	(0.3)	(1.1)	(0.1)

Income (loss) before income taxes	(5.0)	(3.0)	(21.4)	7.7
Income taxes (credit)	(3.1)	(0.8)	(8.5)	2.2

Net income (loss)	(1.9)%	(2.1)%	(12.9)%	5.5%

Net Sales
Net sales for the second quarter of fiscal 2002 were $89.0 million, a decrease of $13.0 million, or 12.8%, from $102.0 million in the second quarter of 2001. Net sales for the six months ended June 30, 2002 were $151.1 million, a decrease of $103.1 million, or 40.6%, from $254.2 million for the same period in fiscal 2001. The decreases in net sales from comparable periods in 2001 were primarily attributable to lower levels of capital spending by our semiconductor manufacturing customers, resulting in reduced sales of our products and services.

Gross Profit
Gross profit for the second quarter of fiscal 2002 was $33.2 million, a decrease of $5.9 million, or 15.0%, from $39.1 million in the second quarter of fiscal 2001. Gross profit for the six months ended June 30, 2002 was $48.6 million, a decrease of $53.8 million, or 52.5%, from $102.4 million for the same period in fiscal 2001. The decrease in gross profit from prior year periods was driven primarily by lower sales volume. Gross profit as a percentage of net sales decreased to 37.3% in the second quarter of fiscal 2002 from 38.3% in the comparable prior period. For the first half of fiscal 2002, gross profit as a percentage of net sales decreased to 32.2% from 40.3% from the first half of fiscal 2001. The decreases from prior year periods were due principally to lower manufacturing capacity utilization caused by lower sales volume.

Operating Expenses
Operating expenses were 47.6% of net sales for the three months ended June 30, 2002, compared to 47.7% for the three months ended June 30, 2001. Operating expenses were 55.4% of net sales for the six months ended June 30, 2002, compared to 39.9% for the six months ended June 30, 2001. The increase from the prior year's six month period was due primarily to lower sales volume. In terms of absolute dollars, operating expenses for the three months and six months ended June 30, 2002 decreased $6.3 million and $17.7 million, respectively, from the comparable periods in fiscal 2001. Selling, general and administrative expenses decreased by $4.1 million in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 due primarily to lower headcount related expenses. The balance of the favorability in operating expenses for the quarter ending June 30, 2002 was driven by lower amortization of goodwill and intangible assets due to the application of new accounting regulations related to goodwill and intangible assets. See Part I, Item 1. "Note 5 to Consolidated Financial Statements". On a year-to-date basis, selling, general and adminstrative expenses decreased by $12.0 million over the first six months of fiscal 2001 due primarily to prior year expenses associated with transitioning to a stand-alone company ($4.0 million), current year headcount-related reductions ($5.0 million) and lower expenses incurred in connection with the Company's patent litigation with Applied Materials, Inc. ($3.5 million). Amortization of goodwill and intangible assets decreased by $3.9 million due to the reasons discussed above.

Income (Loss) From Operations
Loss from operations was $9.1 million for the second quarter of fiscal 2002 as compared to a loss of $9.5 million for the second quarter of fiscal 2001. Loss from operations was $35.0 million for the six months ended June 30, 2002 as compared to income of $1.2 million for the six months ended June 30, 2001. The decreases were primarily a result of the factors described above.

Other Income (Expense)
Other income, net, decreased to $4.7 million for the second quarter of fiscal 2002 as compared to $6.5 million for the second quarter of fiscal 2001. Other income, net, decreased to $2.7 million for the first half of fiscal 2002 from $18.3 million for the first half of 2001. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $3.4 million for the second quarter of fiscal 2002 as compared to $1.8 million for the second quarter of fiscal 2001, and $3.9 million in the first half of 2002 as compared to $4.6 million in the first half of 2001. Equity income attributable to SEN was $3.3 million for the second quarter of fiscal 2002 compared to $3.6 million for the second quarter of fiscal 2001, and $1.4 million in the first half of fiscal 2002 as compared to $10.2 million in the first half of fiscal 2001. The decrease in both royalty and equity income for the first half of fiscal 2002 was due to lower SEN sales volume primarily resulting from the downturn in the Japanese semiconductor market. Interest expense in fiscal 2002 relates to the Company's $125 million convertible subordinated note offering completed in January 2002.

Income Taxes (Credit)
The Company had an income tax credit of $2.7 million in the second quarter of fiscal 2002 as compared to an income tax credit of $0.8 million in the second quarter of fiscal 2001. The Company had an income tax credit of $12.8 million for the first half of fiscal 2002 as compared to income tax expense of $5.5 million for the first half of fiscal 2001. (See the Deferred Tax Asset section under "Critical Accounting Policies").The effective income tax rate was 62.0% in the second quarter of fiscal 2002 and 39.5% for the six months ended June 30, 2002, as compared to 28.0% for the second quarter and the first six months of fiscal 2001. The tax rate in both periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income from SEN.

Net Income (Loss)
The Company incurred a net loss of $1.7 million in the second quarter of fiscal 2001 as compared to a net loss of $2.2 million in the second quarter of fiscal 2001. The decrease was principally a result of the factors discussed above. Our loss per share was $0.02 in the second quarter of fiscal 2002 and $0.20 in the first half of fiscal 2002. Our loss per share was $0.02 in the second quarter of 2001, and earnings per share were $0.14 in the first half of 2001. The decrease in earnings per share was the result of the decline in sales without a commensurate decline in operating expenses during the periods.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents were $198.8 million as compared with $124.2 million as of December 31, 2001. Short-term investments were $12.5 million as of June 30, 2002. The increase in cash, cash equivalents and short-term investments from December 31, 2001 was due mainly to the net proceeds of $121.6 million received from the Company's convertible subordinated note offering in January 2002 offset by cash used in operating activities of $29.8 million. Net working capital was $331.0 million at June 30, 2002 as compared to net working capital of $226.4 million at December 31, 2001.

Net cash used by operating activities was $29.8 million for the six months ended June 30, 2002 as compared to net cash used by operating activities of $21.3 million for the six months ended June 30, 2001. The cash used by operating activities in the first six months of fiscal 2002 was primarily the result of losses from operations of $35.0 million offset by non-cash expenses related to depreciation and amortization of $6.1 million.

Capital expenditures were $8.9 million in the first six months of fiscal 2002 and $16.9 million in the first six months of fiscal 2001. The decrease in capital expenditures in the first half of fiscal 2002 was principally due to the completion of the Company's addition to its Beverly, Massachusetts facility during the first fiscal quarter of 2002. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. As a general rule, we would expect to consume cash at the beginning of a cyclical upturn and generate cash at the beginning of a cyclical downturn, due primarily to changes in working capital requirements. Although our cash requirements fluctuate based on the timing and the extent of these factors, we believe that available cash and our cash flows from operations will provide sufficient working capital and satisfy commitments for capital expenditures and other cash requirements of the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis.During the first quarter of fiscal 2002, the Company completed an offering of $125.0 million of 4.25% Convertible Subordinated Notes which mature on January 15, 2007. Due to the fixed interest rate associated with this offering, the Company is not subject to market risk for this debt instrument. There were no material changes during the three months ended June 30, 2002.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held at the State Street Bank Building, 225 Franklin Street, Boston, Massachusetts, on May 1, 2002. Out of 97,867,921 shares of Common Stock (as of the record date of March 4, 2002) entitled to vote at the meeting, 82,660,368 shares, or 84.4%, were present in person or by proxy.

(a) Election of Directors. Each of the three directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2005, and until their successors are elected. The vote was as follows:

	Number of Votes

	For	Withheld

Stephen R. Hardis	81,367,960	89,866
Ned C. Lautenbach	81,438,348	19,478
H. Brian Thompson	81,367,697	90,129

(b) Ratification and Approval of 2000 Stock Plan. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal to ratify and approve the Company's 2000 Stock Plan. The following sets forth the tally of the votes cast on the proposal:

Number of Votes

For	Against	Abstaining	Percentage For

58,428,221	23,841,189	393,958	70.6%

(c) Ratification of Appointment of Auditors. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of the Company's financial statements for the year ending December 31, 2002. The following sets forth the tally of the votes cast on the proposal:

Number of Votes

For	Against	Abstaining	Percentage For

79,814,096	2,653,414	192,858	96.5%

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

99.2     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code, dated August 12, 2002. Filed herewith.

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   August 12, 2002

By:	/s/ Cornelius F. Moses, III

Cornelius F. Moses, III
Executive Vice President, Chief Financial Officer Duly authorized officer and Principal financial officer