Form 10-Q
period 2002-09-30
AXCELIS TECHNOLOGIES INC
filed 2002-11-14
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

As of November 04, 2002 there were 98,266,404 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Critical Accounting Policies

Results of Operations

Financial Condition, Liquidity and Capital Resources

Outlook

Risk Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	$93,117	$61,796	$244,190	$315,947
Cost of products sold	56,672	43,201	159,120	194,904

Gross profit	36,445	18,595	85,070	121,043

Operating expenses:
Research and development	18,096	18,373	54,380	56,424
Selling	10,912	11,761	33,892	38,570
General and adminstrative	10,799	14,873	34,419	46,652
Amortization of goodwill and intangible assets	365	2,320	1,095	6,960

Loss from operations	(3,727)	(28,732)	(38,716)	(27,563)

Other income (expense):
Royalty income	3,483	1,546	7,404	6,127
Equity income of Sumitomo Eaton Nova Corporation	2,235	3,162	3,595	13,361
Interest income	874	1,187	2,850	4,988
Interest expense	(1,535)	—	(4,429)	—
Other-net	(828)	(972)	(2,472)	(1,220)

Income (loss) before taxes	502	(23,809)	(31,768)	(4,307)

Income taxes (credit)	311	(7,598)	(12,451)	(2,137)

Net income (loss)	$191	$(16,211)	$(19,317)	$(2,170)

Basic net income (loss) per share	$0.00	$(0.17)	$(0.20)	$(0.02)
Diluted net income (loss) per share	$0.00	$(0.17)	$(0.20)	$(0.02)

Shares used in computing:
Basic net income (loss) per share	98,090	97,387	97,849	97,165
Diluted net income (loss) per share	98,213	97,387	97,849	97,165

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Balance Sheets
 (In thousands)
 (Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash & cash equivalents	$194,673	$124,177
Accounts receivable	78,958	63,057
Inventories	109,824	105,339
Deferred income taxes & other current assets	35,354	18,622

Total current assets	418,809	311,195

Property, plant & equipment, net	95,940	92,618
Investment in Sumitomo Eaton Nova Corporation	55,159	48,183
Goodwill	40,682	39,282
Intangible assets	13,506	14,601
Other assets	48,796	45,517

Total assets	$672,892	$551,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,589	$32,602
Accrued compensation	11,428	6,966
Warranty reserve	20,014	24,218
Other current liabilities	20,684	20,997

Total current liabilities	87,715	84,783

Long-term debt	125,000	—
Other long-term liabilities	3,968	3,752
Stockholders’ equity:
Common stock	98	97
Additional paid-in capital	448,006	440,638
Deferred compensation	(1,256)	—
Treasury stock - at cost	(1,218)	(1,218)
Retained earnings	19,202	38,519
Accumulated other comprehensive loss	(8,623)	(15,175)

Total stockholders’ equity	456,209	462,861

Total liabilities and stockholders’ equity	$672,892	$551,396

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
 (In thousands)
 (Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(19,317)	$(2,170)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation	7,933	7,092
Amortization of goodwill & intangible assets	1,095	6,960
Equity income of Sumitomo Eaton Nova Corporation	(3,595)	(13,361)
Changes in operating assets & liabilities:
Accounts receivable, net	(13,878)	73,992
Inventories	(2,092)	13,227
Deferred income taxes and other current assets	(16,961)	(6,784)
Accounts payable and other current liabilities	115	(20,268)
Payable to Eaton Corporation	—	(25,818)
Income taxes payable	—	(31,153)
Other assets	150	(10,047)
Other-net	1,069	599

Net cash used by operating activities	(45,481)	(7,731)

Investing activities:
Expenditures for property, plant & equipment	(11,352)	(21,772)
Other-net	(1,056)	(608)

Net cash used by investing activities	(12,408)	(22,380)

Financing activities:
Proceeds from long-term debt, net	121,578	—
Proceeds from the exercise of stock options	104	664
Issuance of common stock from Employee Stock Purchase Plan	5,622	2,296
Acquisition of treasury shares	—	(1,218)

Net cash provided by financing activities	127,304	1,742

Effect of foreign exchange rate changes	1,081	(118)

Net increase (decrease) in cash & cash equivalents	70,496	(28,487)
Cash & cash equivalents at beginning of period	124,177	168,157

Cash & cash equivalents at end of period	$194,673	$139,670

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

3)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net income (loss)	$191	$(16,211)	$(19,317)	$(2,170)
Foreign currency translation adjustments	(1,795)	3,983	6,552	(4,739)

Comprehensive income (loss)	(1,604)	(12,228)	(12,765)	(6,909)

4)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

	September 30,	December 31,

	2002	2001

Raw materials	$76,722	$75,821
Work-in-process	14,346	8,889
Finished goods	33,178	31,996

	124,246	116,706
Inventory allowances	(14,423)	(11,367)

	$109,824	$105,339

5)      Intangible Assets and Goodwill

The components of intangible assets subject to amortization, which consist principally of purchased patented technology, as of September 30, 2002 are as follows (in thousands).

Gross carrying amount	$40,000
Accumulated amortization	(26,494)

$13,506

Aggregate amortization expense for the nine months ended September 30, 2002 was $1,095,087. Estimated amortization expense for the fiscal year ending December 31, 2002 and for each of the four succeeding fiscal years is $1,460,116.

During the fiscal first quarter ended March 31, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The adoption of SFAS No. 142 did not require the recognition of a loss due to goodwill impairment, and resulted in no amortization of goodwill for the three months and nine months periods ended September 30, 2002. The Company has also determined that based on an examination of the economic life of its intangible assets as of January 1, 2002, the amortization period for these intangible assets should be approximately ten years from that date. Under the guidelines provided in SFAS No. 142, the Company plans to update its goodwill impairment testing during the fourth quarter of 2002. See "Critical Accounting Policies - Goodwill."

Had SFAS No. 142 been adopted for the three months and nine months periods ending September 30, 2001, the impact on net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

(000's except for earnings per share amounts)
Reported net income (loss)	$191	$(16,211)	$(19,317)	$(2,170)
Add back: Goodwill amortization	—	892	—	2,676
Adjust: Intangible asset amortization	—	1,063	—	3,189

Adjusted net income (loss)	$191	$(14,256)	$(19,317)	$3,695

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.00	$(0.17)	$(0.20)	$(0.02)
Add back: Goodwill amortization	—	0.01	—	0.03
Adjust: Intangible asset amortization	—	0.01	—	0.03

Adjusted net income (loss) per share	$0.00	$(0.15)	$(0.20)	$0.04

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors that might cause such a difference are described through this report, including among other things, those set forth under "Financial Condition, Liquidity and Capital Resources," "Outlook" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

Deferred Tax Assets

As of September 30, 2002, we have approximately $50.6 million of deferred tax assets, $17.4 million of which are classified as long-term assets and included in "other assets" on our balance sheet. These deferred tax assets relate principally to domestic loss carryforwards that expire in 2021, for which no valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. Projections of future earnings are based on revenue assumptions consistent with industry forecasts for the next five years along with the necessary operating expenses to support our revenue assumptions. Based on these projections, we estimate that the loss carryforwards will be fully utilized within three years. The Company plans to update these projections in the fourth quarter of 2002. Should these updated projections result in the continuation of future taxable losses, a valuation allowance of up to $50.6 million may be required.

Goodwill

Axcelis has $40.7 million of goodwill on its balance sheet as of September 30, 2002. Substantially all of this goodwill relates to the Company's acquisition of Fusion Systems Corporation in 1997. As noted in Part I, Item 1. "Note 5 to Consolidated Financial Statements," the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" resulted in no recognition of loss due to goodwill impairment. Under the guidelines provided in SFAS No. 142, the Company is required to update its goodwill impairment testing on an annual basis, but more frequently if events dictate that such an update is required. Given management's fourth quarter outlook (see "Outlook" section), the Company plans to update its goodwill impairment testing during the fourth quarter of 2002. Should this testing result in the impairment of the Company's recorded goodwill, the Company would be required to write down all or a portion of its goodwill balance, with a corresponding recognition of a non-cash loss in the Company's statement of operations of up to $40.7 million.

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

Results of Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.1	30.1	34.8	38.3
Other costs and expenses:
Research and development	19.4	29.7	22.3	17.9
Selling	11.7	19.0	13.9	12.2
General and administrative	11.6	24.1	14.1	14.8
Amortization of goodwill and intangible assets	0.4	3.8	0.5	2.2

Loss from operations	(4.0)	(46.5)	(15.9)	(8.7)

Other income (expense):
Royalty income	3.7	2.5	3.0	1.9
Equity income of SEN	2.4	5.1	1.5	4.2
Interest income	0.9	1.9	1.2	1.6
Interest expense	(1.7)	—	(1.8)	—
Other-net	(0.9)	(1.6)	(1.0)	(0.4)

Income (loss) before income taxes	0.5	(38.5)	(13.0)	(1.4)
Income taxes (credit)	0.3	(12.3)	(5.1)	(0.7)

Net income (loss)	0.2%	(26.2)%	(7.9)%	(0.7)%

Net Sales
Net sales for the third quarter of fiscal 2002 were $93.1 million, an increase of $31.3 million, or 50.7%, from $61.8 million in the third quarter of 2001. The increase in net sales between periods is due mainly to an increase in capital spending by our semiconductor manufacturing customers resulting in increased sales of our products and services compared to a historically low sales level in the third quarter of 2001. Net sales for the nine months ended September 30, 2002 were $244.2 million, a decrease of $71.8 million, or 22.7%, from $315.9 million for the same period in fiscal 2001. The decrease in net sales for the first nine months of 2002 compared to the prior year's nine month period was due to lower capital spending by the Company's customers resulting in lower sales as the downturn in the semiconductor industry in 2001 continued through the first nine months of 2002.

Gross Profit
Gross profit for the third quarter of fiscal 2002 was $36.4 million, an increase of $17.8 million, or 96.0%, from $18.6 million in the third quarter of fiscal 2001. The increase in gross profit in the third quarter of fiscal 2002 compared to the prior year's quarter was driven primarily by higher sales volume. Gross profit for the nine months ended September 30, 2002 was $85.1 million, a decrease of $35.9 million, or 29.7%, from $121.0 million for the same period in fiscal 2001. The decrease in gross profit for the first nine months of fiscal 2002 compared to the prior year's period was due mainly to lower sales volume. Gross profit as a percentage of net sales increased to 39.1% in the third quarter of fiscal 2002 from 30.1% in the comparable prior period. This percentage increase in fiscal 2002 compared to 2001 was due to increased sales volume and the associated favorable impact on factory overhead costs and on an increased percentage of higher margin 200mm product shipments. For the first nine months of fiscal 2002, gross profit as a percentage of net sales decreased to 34.8% from 38.3% for the first nine months of fiscal 2001. This percentage decrease in fiscal 2002 compared to 2001 was principally due to lower manufacturing capacity utilization caused by lower sales volume.

Operating Expenses
Operating expenses were 43.1% of net sales for the three months ended September 30, 2002, compared to 76.6% for the three months ended September 30, 2001. The decrease from the prior year's three month period is due to higher sales volume and lower operating expenses. Operating expenses were 50.7% of net sales for the nine months ended September 30, 2002, compared to 47.0% for the nine months ended September 30, 2001. The increase from the prior year's nine month period was due primarily to lower sales volume partially offset by lower operating expenses. In terms of absolute dollars, operating expenses for the three months and nine months ended September 30, 2002 decreased $7.2 million and $24.8 million, respectively, from the comparable periods in fiscal 2001. Selling, general and administrative expenses decreased by $4.9 million in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 due primarily to lower headcount related expenses. The balance of the favorability in operating expenses for the quarter ending September 30, 2002 was driven by lower amortization of goodwill and intangible assets due to the application of new accounting regulations related to goodwill and intangible assets. See Part I, Item 1. "Note 5 to Consolidated Financial Statements". For the nine month period ended September 30, 2002, selling, general and adminstrative expenses decreased by $16.9 million over the first nine months of fiscal 2001 due primarily to decreased 2002 expenses associated with transitioning to a stand-alone company ($4.1 million), current year headcount-related reductions ($7.2 million) and lower 2002 expenses incurred in connection with the Company's patent litigation with Applied Materials, Inc. ($5.6 million). Amortization of goodwill and intangible assets decreased by $5.9 million due to the reasons discussed under Part I, Item 1. "Note 5 to Consolidated Financial Statements".

Loss From Operations
Loss from operations was $3.7 million for the third quarter of fiscal 2002 as compared to a loss of $28.7 million for the third quarter of fiscal 2001. Loss from operations was $38.7 million for the nine months ended September 30, 2002 as compared to a loss of $27.6 million for the nine months ended September 30, 2001.

Other Income (Expense)

Other income was $4.2 million for the third quarter of fiscal 2002 as compared to $4.9 million for the third quarter of fiscal 2001. Other income was $6.9 million for the first nine months of fiscal 2002 as compared to $23.3 million for the first half of 2001. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $3.5 million for the third quarter of fiscal 2002 as compared to $1.5 million for the third quarter of fiscal 2001, and $7.4 million for the first nine months of 2002 as compared to $6.1 million in the first nine months of 2001.

Equity income attributable to SEN was $2.2 million for the third quarter of fiscal 2002 compared to $3.2 million for the third quarter of fiscal 2001, and $3.6 million in the first nine months of fiscal 2002 as compared to $13.4 million in the first nine months of fiscal 2001. The decrease in equity income for the first nine months of fiscal 2002 compared to the prior year's period was due to lower SEN sales volume primarily resulting from the downturn in the Japanese semiconductor market in 2001 that has continued into fiscal 2002.

Interest income was $2.9 million for the first nine months of fiscal 2002 compared to $5.0 million for the prior year's period. The decrease in interest income was due mainly to lower cash balances and lower yields on these balances in the first nine months of 2002 compared to the first nine months of 2002.

Interest expense of $4.4 million in the first nine months of fiscal 2002 relates to the Company's $125 million convertible subordinated note offering completed in January 2002.

Income Taxes (Credit)
Income taxes were $0.3 million in the third quarter of fiscal 2002 as compared to an income tax credit of $7.6 million in the third quarter of fiscal 2001. The Company had an income tax credit of $12.5 million for the first nine months of fiscal 2002 as compared to an income tax credit of $2.1 million for the first nine months of fiscal 2001. (See the Deferred Tax Asset section under "Critical Accounting Policies").The effective income tax rate was 62.0% in the third quarter of fiscal 2002 and 39.2% for the nine months ended September 30, 2002, as compared to 31.9% in the third quarter of fiscal 2001 and 49.6% for the nine months ended September 30, 2001. The tax rate in both periods differs from the U.S. statutory rate primarily due to undistributed nontaxable equity income from SEN and credits from increased research activities.

Net Income (Loss)
Net income was $0.2 million in the third quarter of fiscal 2002 as compared to a net loss of $16.2 million in the third quarter of fiscal 2001, principally resulting from the factors discussed above. The Company achieved breakeven profitability on an earnings per share basis in the third quarter of fiscal 2002 and a loss per share of $0.20 in the first nine months of fiscal 2002. The loss per share was $0.17 in the third quarter of 2001 and $0.02 per share in the first nine months of 2001.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents were $194.7 million as compared with $124.2 million as of December 31, 2001. The increase in cash and cash equivalents, of $70.5 million, from December 31, 2001 was due mainly to the net proceeds of $121.6 million received from the Company's convertible subordinated note offering in January 2002 offset by cash used in operating activities of $45.5 million. Net working capital was $331.1 million at September 30, 2002 as compared to net working capital of $226.4 million at December 31, 2001.

Net cash used by operating activities was $45.5 million for the nine months ended September 30, 2002 as compared to net cash used by operating activities of $7.7 million for the nine months ended September 30, 2001. The cash used by operating activities in the first nine months of fiscal 2002 was primarily the result of losses from operations of $38.7 million and increased working capital requirements of $15.9 million (primarily accounts receivable) associated with the increased sales volume in the third quarter of fiscal 2002, offset by non-cash expenses related to depreciation and amortization of $9.0 million.

Capital expenditures were $11.4 million in the first nine months of fiscal 2002 and $21.8 million in the first nine months of fiscal 2001. The decrease in capital expenditures in the first nine months of fiscal 2002 was principally due to the completion of the Company's addition to its Beverly, Massachusetts facility during the first fiscal quarter of 2002. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

During October 2002, the Company renewed the $15 million, 364 day tranche of its 3 year, $45 million secured credit facility. Terms and conditions under the renewal were substantially similar to those prior to the renewal, except that the Company's quick ratio covenant increased from 1.35 to 2.0. The Company has had no borrowings against this credit facility since the facility's inception in October of 2001.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. As a general rule, the Company expects to consume cash at the beginning of a cyclical upturn and generate cash at the beginning of a cyclical downturn, due primarily to changes in working capital requirements. Although the Company's cash requirements fluctuate based on the timing and the extent of these factors, management believes that available cash and our cash flows from operations will provide sufficient working capital and satisfy commitments for capital expenditures and other cash requirements of the business. Management's expectations regarding our use of cash in the fourth quarter is discussed under "Outlook" below.

Outlook

The Company's performance in the third quarter of 2002 is directly related to the continuing low levels of capital expenditures by semiconductor manufacturers, especially manufacturers opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures. Currently, management believes that its customers see limited growth in important end markets such as telecommunications and personal computers. As a result, management took actions to reduce manufacturing costs, research and development expense and SG&A expense during the third quarter.

Management expects revenues to deline in the fourth quarter from the levels in the third quarter of 2002. Overall bookings during the third quarter of 2002 were $77 million, down 19% from the second quarter of 2002. Systems backlog at the end of the third quarter of 2002 was $62 million. Based on this and other data, on October 23, 2002, the Company announced its expectation that net revenues, excluding SEN, will be in the range of $60 to $70 million. This forecast revenue decrease reflects continued softness in order rates, as well as customer-requested delays in system shipments. On these forecast revenues, management stated on October 23, 2002 that gross margins would be approximately 30% and the net loss for the fourth quarter was expected to be $0.08 to $0.10 per share. In addition, management stated that the Company expected to end the quarter with approximately $195 million in cash. Management is continuing to manage the Company's cost structure on a quarterly basis with the objective of improving profitability, while at the same time making sure that the Company has the right resources for an upturn in demand for its systems.

It is difficult for us to predict our customer's capital spending plans, which can change very quickly. In addition, at our current sales level, each sale, or failure to make a sale, could have a material effect on us in a particular quarter.

Risk Factors

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following important factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependence on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Outlook" and Exhibit 99.3 of this Form 10-Q. If any of those risk factors actually occur, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2001 under Management's Discussion and Analysis.During the first quarter of fiscal 2002, the Company completed an offering of $125.0 million of 4.25% Convertible Subordinated Notes which mature on January 15, 2007. Due to the fixed interest rate associated with this offering, the Company is not subject to market risk for this debt instrument. There were no material changes in our market risk exposure during the three months ended September 30, 2002 from those discussed in the Form 10-K.

Item 4. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)   Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 5. Other Information

(a) Pending Sale of Shares by 401(k) plans.

Eaton Corporation has informed Axcelis that there are, as of November 04, 2002 approximately 4,694,415 shares of Axcelis Common Stock held in Eaton Corporation's 401(k) plans (the "Eaton Plans"). These shares were received by participants in the Eaton Plans as a dividend on shares of Eaton stock held in the Eaton Plans on December 31, 2000. Under terms established by Eaton prior to the dividend, all shares of Axcelis Common Stock held by participants in the Eaton Plans were required to be sold over a two year period ending December 31, 2002. Shares of Axcelis Common Stock remaining in the Eaton Plans on December 31, 2002 will automatically be sold by the plans' trustee.

In addition, as of November 04, 2002, there are approximately 429,373 shares of Axcelis Common Stock held in the Axcelis Long Term Investment Plan, a 401(k) plan maintained by Axcelis (the "Axcelis Plan"). These shares were transferred into the Axcelis Plan at the time of its establishment on January 1, 2001 through a transfer of participant accounts from the Eaton Plans. As with the Eaton Plans, all shares of Axcelis Common Stock held by participants in the Axcelis Plan are required to be sold over a two year period ending December 31, 2002. Shares of Axcelis Common Stock remaining in the Axcelis Plan on December 31, 2002 will be automatically sold by the plan trustee.

Given that the aggregate shares currently held by the plans is 5.2% of Axcelis' outstanding Common Stock, this selling activity may adversely affect the trading prices of Axcelis Common Stock until such selling activity is completed.

(b) Deadlines for Shareholder Proposals for Annual Meeting.

The Company's annual meeting of stockholders will be held on Thursday, June 26, 2003. If you wish to bring business before or propose director nominations at the 2003 annual meeting, you must give written notice to Axcelis by May 12, 2003 (45 days prior to the 2003 meeting date). If you intend to bring such a proposal or nomination at the 2003 annual meeting, and you would like us to consider the inclusion of your proposal or nomination in our proxy statement for the meeting, you must provide written notice to Axcelis of such proposal or nomination prior to December 20, 2002. Notices of stockholder proposals and nominations should be given in writing to Axcelis Technologies, Inc., 55 Cherry Hill Drive, Beverly, Massachusetts 01915, Attn: Corporate Secretary.

(c) Resignation of Director and Executive Officer.

Ned C. Lautenbach, a member of the Company's Board of Directors, submitted his resignation effective October 14, 2002. Robert A. Mionis, our Senior Vice President--Worldwide Operations and Global Service Solutions resigned effective October 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1     Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).

3.2     Bylaws of the Company, as amended as of January 23, 2002. Incorporated by reference from Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 2001, filed with the Commission on March 12, 2002.

3.3     Certificate of Designation of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 5, 2000. Incorporated by reference from Exhibit 3.3 of the Company's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

99.1     Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 14, 2002. Filed herewith.

99.2     Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 14, 2002. Filed herewith.

99.3     Factors Affecting Future Operating Results. Filed herewith.

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   November 14, 2002

By:	/s/ Cornelius F. Moses, III

Cornelius F. Moses, III
Executive Vice President, Chief Financial Officer Duly authorized officer and Principal financial officer

CERTIFICATION
of the Principle Executive Officer of Axelis Technologies, Inc.
under Section 302 of the Sarbanes-Oxley Act of 2002

I, Mary G. Puma, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Axcelis Technologies, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Mary G. Puma

Mary G. Puma
President and Chief Executive Officer

CERTIFICATION
of the Principle Financial Officer of Axelis Technologies, Inc.
under Section 302 of the Sarbanes-Oxley Act of 2002

I, Cornelius F. Moses, III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Axcelis Technologies, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Cornelius F. Moses, III

Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer