Form 10-Q
period 2003-03-31
AXCELIS TECHNOLOGIES INC
filed 2003-05-15
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

As of May 13, 2003 there were 98,395,258 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

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

Item 4: Controls and Procedures

Item 6: Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$82,405	$62,085
Cost of products sold	54,730	46,688

Gross profit	27,675	15,397
Operating expenses
Research & development	16,176	17,712
Selling	12,098	11,238
General & administrative	10,443	11,947
Amortization of intangible assets	365	365

Loss from operations	(11,407)	(25,865)

Other income (expense):
Royalty income	1,765	567
Equity income (loss)of Sumitomo Eaton Nova Corporation	3,195	(1,962)
Interest income	531	957
Interest expense	(1,378)	(1,198)
Other,net	(283)	(361)

Total other income (expense)	3,830	(1,997)

Loss before taxes	(7,577)	(27,862)
Income tax credit	(1,251)	(10,031)

Net loss	$(6,326)	$(17,831)

Basic net loss per share	$(0.06)	$(0.18)
Diluted net loss per share	$(0.06)	$(0.18)
Shares used in computing:
Basic net loss per share	98,280	97,816
Diluted net loss per share	98,280	97,816

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Balance Sheets
 (In thousands)
 (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$122,255	$150,651
Short-term investments	35,021	34,992
Accounts receivable	79,216	60,311
Inventories	113,434	115,290
Deferred income taxes	16,550	16,550
Other current assets	4,133	1,779

Total current assets	370,609	379,573

Property, plant & equipment, net	91,712	93,597
Investment in Sumitomo Eaton Nova Corporation	61,396	57,868
Goodwill	40,682	40,682
Intangible assets	12,776	13,141
Deferred income taxes	57,147	57,136
Other assets	29,656	27,454

Total assets	$663,978	$669,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,386	$32,594
Accrued compensation	7,983	6,745
Warranty reserve	14,363	16,625
Income taxes payable	11,668	12,823
Other current liabilities	15,782	18,400

Total current liabilities	87,182	87,187

Long-term convertible debt	125,000	125,000
Other long-term liabilities	4,423	4,756
Stockholders’ equity:
Common stock	99	98
Additional paid-in capital	448,276	447,533
Deferred compensation	(731)	(782)
Treasury stock - at cost	(1,218)	(1,218)
Retained earnings	6,043	12,369
Accumulated other comprehensive loss	(5,096)	(5,492)

Total stockholders’ equity	447,373	452,508

Total liabilities and stockholders’ equity	$663,978	$669,451

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
 (In thousands)
 (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(6,326)	$(17,831)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,930	2,566
Amortization of intangible assets	365	365
Stock compensation expense	51	—
Undistributed equity (income) loss of Sumitomo Eaton Nova Corporation	(3,195)	1,962
Changes in operating assets & liabilities:
Accounts receivable, net	(18,614)	11,989
Inventories	2,063	1,595
Other current assets	(2,356)	(12,017)
Accounts payable and other current liabilities	891	(3,450)
Income taxes payable	(1,156)	—
Other assets	(2,291)	522
Other-net	(423)	269

Net cash used by operating activities	(28,061)	(14,030)

Investing activities:
Expenditures for property, plant & equipment	(1,035)	(3,816)
Other-net	51	(327)

Net cash used by investing activities	(984)	(4,143)

Financing activities:
Proceeds from long-term debt, net	—	121,578
Proceeds from the exercise of stock options	—	50
Issuance of common stock from Employee Stock Purchase Plan	743	2,736

Net cash provided by financing activities	743	124,364

Effect of foreign exchange rate changes	(94)	(790)

Net increase (decrease) in cash & cash equivalents	(28,396)	105,401
Cash & cash equivalents at beginning of period	150,651	124,177

Cash & cash equivalents at end of period	$122,255	$229,578

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2003

1)      Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. ("Axcelis" or the "Company"), is a leading producer of ion implantation, dry strip, rapid thermal processing and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia Pacific. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company has a 50-50 joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products to the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.

2)     Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.

3)      Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$(6,326)	$(17,831)
Foreign currency translation adjustments	397	(868)

Comprehensive income (loss)	$(5,929)	$(18,699)

4)      Inventories

Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

	March 31,	December 31,

	2003	2002

Raw materials	$76,476	$80,642
Work-in-process	10,582	13,401
Finished goods	41,233	35,939

	128,291	129,982
Inventory allowances	(14,857)	(14,692)

	$113,434	$115,290

5)      Product Warranty and Installation Costs

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

Changes in the Company's product warranty and installation liability for the period ended March 31, 2003 are as follows (in thousands):

Balance at December 31, 2002	$16,625
Warranties and installations issued during the period	5,604
Settlements made during the period	(7,866)

Balance as of March 31, 2003	$14,363

6)      Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Axcelis has elected to follow Accounting Principles Board (APB) No. 25 in accounting for stock-based awards to employees. Under APB No. 25, the Company recognizes no compensation expense with respect to such awards, if on the date the awards were granted, the exercise price equaled the market value of the common shares.

Pro forma information regarding net income (loss) is required by SFAS No. 123. This information is required to be determined as if Axcelis had accounted for stock-based awards to its employees granted subsequent to 1995 under the fair value method of SFAS No. 123. The fair values of the options granted have been estimated at the date of grant using the Black-Scholes options pricing model.

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

	Period ended March 31,
	2003	2002

Net loss	$(6,326)	$(17,831)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,923)	(4,529)

Pro forma net loss	$(9,249)	$(22,360)

Net loss per share
Basic - as reported	$(0.06)	$(0.18)
Basic - pro forma	$(0.09)	$(0.23)

Diluted - as reported	$(0.06)	$(0.18)
Diluted - pro forma	$(0.09)	$(0.23)

7)      Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Interest Guarantees of Indebtedness of Others" (the "Interpretation"). The Interpretation requires certain guarantees to be recognized as a liability on the consolidated balance sheet. The liability shall be measured initially at the fair value of the obligation which the guarantee supports. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 5. Product Warranty and Installation Costs).

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148's amendment of the disclosure requirements of APB No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method of accounting for stock-based employee compensation and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6. Stock-Based Compensation).

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied no later than July 1, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

The Company believes the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management's most significant judgments and estimates in the preparation of our consolidated financial statements.

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

Management believes the customer's post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory because the process is a replication of the pre-shipment procedures. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications as outlined in the contract between the customer and Axcelis. To ensure that the customer's specifications are satisfied, per contract terms, the majority of customers request that the systems are to be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers for mature products generally do not require pre-shipment testing. Axcelis has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions. Installation is non-complex and does not require specialized skills, and the related costs are predictable and insignificant to the total purchase price. Axcelis has a demonstrated history of customer acceptance subsequent to shipment and installation of these systems.

In the small number of instances where Axcelis is unsure of meeting the customer's specifications upon shipment of the system, Axcelis will defer the recognition of revenue until written customer acceptance of the system. This deferral period is generally within twelve months of shipment.

Deferred Tax Assets

As of March 31, 2003, we have approximately $73.7 million of deferred tax assets related principally to domestic loss carryforwards and tax credit carryforwards that expire at various times through 2022, for which a $0.9 million valuation allowance has been recorded. The realization of these assets is based upon evidence of cumulative historical profitability and estimates of future taxable income. The Company was profitable in fiscal year 2000 but was not profitable in fiscal years 2001 and 2002. Projections of future earnings are based on revenue assumptions consistent with industry forecasts for the next three years along with the necessary operating expenses to support our revenue assumptions. Based on these projections, we estimate that the loss carryforwards will be fully utilized within three years. We update these projections quarterly based on current industry trends and company-specific events. Should trends within our industry or specific to the Company cause our projections not to materialize and future taxable losses continue, a valuation allowance of up to $73.7 million may be required. Such a valuation allowance, if required, would result in a non-cash charge to earnings.

Goodwill and Other Intangible Assets

We account for our acquisitions under the purchase method of accounting pursuant to Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". Goodwill represents the excess of cost over net assets, including all identifiable intangible assets of acquired businesses that are consolidated. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized. Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their useful lives. Such other identifiable intangible assets consist mainly of developed technology and are generally amortized over approximately ten years. We have determined that all of our intangible assets have finite lives.

During 2002, in accordance with SFAS No. 142, we ceased to amortize goodwill arising primarily from our 1997 acquisition of our dry strip and photostabilization businesses. In lieu of amortization, we perform an impairment review of our goodwill. Impairment tests are performed annually, or more frequently if there are other indicators of impairment. The annual impairment test consists of determining the fair market value of the business unit through a discounted cash flow analysis. Management's best judgments are employed in determining future market conditions that impact this discounted cash flow analysis. As a result of our annual review, we determined that there was no impairment of our goodwill as of March 31, 2003. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations as a non-cash charge to earnings. Net goodwill amounted to $40.7 million as of March 31, 2003.

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

As part of this assessment, we would review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets amounted to $12.8 million as of March 31, 2003.

Accounts Receivable

Axcelis records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Axcelis' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. The allowance for doubtful accounts amounted to $3.7 million as of March 31, 2003.

Inventories

Axcelis records an allowance for estimated excess and obsolete inventory. The allowance is based upon management's assumptions of future materials usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required. The allowance for excess and obsolete inventory amounted to $14.9 million as of March 31, 2003.

Product Warranty and Installation Costs

Axcelis provides for the estimated cost of product warranties and installations at the time of shipment. The Company's warranty and installation obligation is affected by product failure rates, material usage and service labor costs incurred in correcting a product failure or installing a system at a customer's site. If actual product failure rates, material usage or service labor costs differ from management's estimates, revisions to the estimated warranty and installation liability may be required. The company's estimated warranty and installation liability was $14.4 million as of March 31, 2003.

Results of Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Net sales	100.0%	100.0%
Gross profit	33.6	24.8
Operating expenses:
Research & development	19.6	28.5
Selling	14.7	18.1
General & administrative	12.7	19.2
Amortization of intangible assets	0.4	0.6

Loss from operations	(13.8)	(41.6)
Other income (expense):
Royalty income	2.1	0.9
Equity income (loss) of SEN	3.9	(3.2)
Interest income	0.6	1.5
Interest expense	(1.7)	(1.9)
Other,net	(0.3)	(0.6)

Loss before taxes	(9.2)	(44.9)
Income tax credit	(1.5)	(16.2)

Net loss	(7.7)%	(28.7)%

Net Sales
Net sales were $82.4 million for the first quarter of fiscal 2003, an increase of $20.3 million, or 32.7% as compared to net sales of $62.1 million for the first quarter of fiscal 2002. The increase in net sales was attributable to higher levels of capital investment by our semiconductor-manufacturing customers resulting in increased sales of our products and services.

Sales of ion implant products and services accounted for $65.4 million in total sales for the first quarter of fiscal 2003 (79.4% of total sales), an increase of $25.5 million, or 63.9% as compared to $39.9 million in the first quarter of fiscal 2002. Sales of other products and services, including dry strip products, photostabilization products and rapid thermal processing systems, accounted for $17.0 million in total sales for the first quarter of fiscal 2003 (20.6% of total sales) a decrease of $5.2 million, or 23.4%, as compared to $22.2 million in the first quarter of fiscal 2002.

Gross Profit

Gross profit was $27.7 million in the first quarter of fiscal 2003, an increase of $12.3 million or 79.7%, as compared to gross profit of $15.4 million in the first quarter of 2002. The increase in gross profit was due mainly to higher sales volume and an increased percentage of higher margin 200mm systems shipped.

Gross profit as a percentage of net sales increased to 33.6% in the first quarter of fiscal 2003 from 24.8% in the first quarter of fiscal 2002. This increase was due principally to higher manufacturing capacity utilization caused by higher sales volume and an increasing mix of higher margin 200mm equipment sales. 200mm equipment sales comprised 62% of system sales in the first quarter of fiscal 2003 compared to 34% of total system sales in the first quarter of fiscal 2002.

Operating expenses

Operating expenses were 47.4% of net sales for the three months ended March 31, 2003, compared to 66.5% for the three months ended March 31, 2002. The decrease is due primarily to increased sales volume. Selling, general and administrative expenses decreased by $0.6 million versus the first quarter of fiscal 2002 primarily due to headcount-related expense reductions. Research and development expenses decreased by $1.5 million due to the completion and release of all 300mm products and the associated reduction in headcount- related and material expenses.

Income (Loss) from Operations

Loss from operations was $11.4 million for the first quarter of fiscal 2003 as compared to a loss from operations of $25.9 million for the first quarter of fiscal 2002, primarily as a result of the factors described above.

Other Income (Expense)

Total other income was $3.8 million for the first quarter of fiscal 2003 as compared to expense of $2.0 million for the first quarter of fiscal 2002. Total other income consists primarily of royalty income and equity income from SEN. Royalty income, primarily from SEN, was $1.8 million for the first quarter of fiscal 2003 as compared to $0.6 million for the first quarter of fiscal 2002. Equity income attributable to SEN was $3.2 million for the first quarter of fiscal 2003 compared to a loss of $2.0 million for the first quarter of fiscal 2002. Both increases in the first quarter of fiscal 2003 were due to increased SEN sales volume associated with improved demand and market conditions in the Japanese semiconductor market.

Income Taxes (Credit)

The Company had an income tax credit of $1.3 million in the first quarter of fiscal 2003 as compared to an income tax credit of $10.0 million in the first quarter of fiscal 2002. (See the Deferred Tax Asset section under "Critical Accounting Policies"). The effective income tax rate was 16.5% in the first quarter of fiscal 2003 and 36.0% in the first quarter of fiscal 2002. The tax rate differential is based on only recording tax credits associated with research and development activity and tax benefits on undistributed income from SEN for the first quarter of fiscal 2003.

Net Income (Loss)

The Company incurred a net loss of $6.3 million in the first quarter of fiscal 2003 as compared to a net loss of $17.8 million in the first quarter of fiscal 2002, principally as a result of the factors discussed above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2003, cash, cash equivalents and short-term investments were $157.3 million, compared with $185.6 million as of December 31, 2002. The decrease in cash and cash equivalents from December 31, 2002 was due mainly to a net loss of $6.3 million, increases in accounts receivable of $18.6 million primarily driven by increased sales revenue and increased investment in other assets related to an increase in customer evaluation systems of $2.3 million. Net working capital was $283.4 million at March 31, 2003 as compared to net working capital of $292.4 million at December 31, 2002. The decrease in net working capital was due mainly to the decrease in cash, cash equivalents and short-term investments at March 31, 2003 compared to December 31, 2002, partially offset by an increase in accounts receivable due to sales volume and timing.

Net cash used by operating activities was $28.1 million for the three months ended March 31, 2003 as compared to net cash used of $14.0 million for the three months ended March 31, 2002.

Capital expenditures were $1.0 million in the first three months of fiscal 2003 and $3.8 million in the first three months of fiscal 2002. The decrease in capital expenditures in the first quarter of fiscal 2003 was principally due to timing of capital expenditures for various projects. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and extent of these factors, we believe that our existing cash and cash equivalents and our $50 million Revolving Credit Facility (see Note 8 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002) will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Outlook

The Company's performance in the fiscal quarter ended March 31, 2003 was directly related to the continuing low levels of capital expenditures by semiconductor manufacturers, especially manufacturers opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures. Currently, management believes that its customers see limited growth in important end markets such as telecommunications and personal computers in the short term.

Also during the first fiscal quarter of 2003, the Company experienced increasing competitive pricing pressure at strategic accounts, and management expects that this pressure will continue into the second quarter of 2003 as customer buying remains very concentrated. In the first quarter of 2003, two-thirds of both revenues and bookings came from memory manufacturers, and the Company's top five customers in the first quarter represented 88% of system revenues.

In addition to global economic conditions, the incidence of Severe Acute Respiratory Syndrome ("SARS") may be impacting our customers in Asia Pacific. The Company has not yet seen any direct impact of SARS on its customers' activities, but management is aware that the continued spread of SARS has the potential to adversely impact the Company's revenues and operations.

In reaction to the continued low sales volume and the pricing pressure, management has taken actions to reduce manufacturing costs as well as decreasing research and development and SG&A expense.

On May 1, 2003, the Company announced its expectation that its revenues for the second quarter of fiscal 2003 will be in the range of $75 to $85 million, relatively flat in comparison to the reported revenues for the first quarter of 2003. On these forecast revenues, management stated on May 1, 2003 that gross margins are expected to be approximately 30% and the net loss for the second quarter of fiscal 2003 is expected to be $0.10 to $0.12 per share. Management is continuing to manage the Company's cost structure on a quarterly basis with the objective of improving profitability, while at the same time making sure that the Company has the right resources for an upturn in demand for its systems.

It is difficult for management to predict customer's capital spending plans, which can change very quickly. In addition, at the current sales level, each sale, or failure to make a sale, could have a material effect on the Company in a particular quarter.

Risk Factors

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependency on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Outlook" and Exhibit 99 of our Form 10-K for the year ended December 31, 2002. If any of those risk factors actually occur, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2002 under Management's Discussion and Analysis - Outlook and Exhibit 99 filed therewith.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Hearings on summary judgment motions began in December 2001 and rulings are expected prior to trial, which has been re-scheduled to June 2003. We believe our claims are meritorious and intend to pursue the matter vigorously. Although there can be no assurance of a favorable outcome, and while we are incurring significant legal expenses to pursue this litigation, we do not believe that our pursuit of this matter will have a material adverse effect on our financial condition, results of operations or liquidity. In the event that Applied is found not to have infringed, we expect that Applied will continue to use its medium current/high energy implanter as a new and substantial competitor for sales of high energy/medium current ion implantation equipment.

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

99.1	Factors Affecting Future Operating Results for the Form 10-Q for the period ended March 31, 2003. Filed herewith.
99.2	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 15, 2003. Filed herewith.
99.3	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 15, 2003. Filed herewith.

b) Reports on Form 8-K

A Current Report on Form 8-K dated January 6, 2003, was filed with the Securities and Exchange Commission on January 21, 2002 relating to the sale of shares of our common stock held by 401(k) plans sponsored by Eaton Corporation and the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

By:	/s/ Cornelius F. Moses, III

Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer