Form 10-K/A
period 2002-12-31
AXCELIS TECHNOLOGIES INC
filed 2003-06-30
CIK 1113232

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

AMENDMENT NO. 1

EXPLANTORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed with the Securities and Exchange Commission on March 28, 2003, solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K, but not the annual shareholders' report, contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our 50% owned joint venture with Sumitomo Heavy Industries, Ltd., known as Sumitomo Eaton Nova Corporation ("SEN"), which is not consolidated in the Axcelis Technologies, Inc. financial statements (and is accounted for under the equity method) was significant under Rule 3-09 in relationship to the Axcelis Technologies, Inc. financial results for the year ended December 31, 2002. Since SEN's fiscal year ended after the date of the filing of our Form 10-K, Rule 3-09 provides that the SEN financial statements may be filed as an amendment to our Form 10-K within 90 days after the end of SEN's fiscal year ended March 31, 2003.

Therefore, this Form 10-K/A amends the following portions of the Axcelis Technologies Form 10-K filed on March 28, 2003:

    -   Item 8 is being amended by submitting the financial statements of SEN for the fiscal years ended March 31, 2003, 2002 and 2001 (the "SEN Financial Statements") as a separate section of this report immediately following Item 15;

    -    Item 15 is being amended to:

        -    include the list of the SEN Financial statements being filed herewith as required by Item 15(a); and

        -    add to the list of exhibits and exhibits filed in accordance with Item 601 of Regulation S-K an Exhibit 23.2, Consent of Ernst & Young - Independent Auditors relating to the SEN Financial Statements, as required by Item 15(c).

As required by Rule 3-09, we will determine with respect to each future fiscal year, whether SEN has been significant with respect to Axcelis' financial results for such year, and file SEN financial statements as necessary to comply with Rule 3-09.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of the Company's Form 10-K, as originally filed on March 28, 2003, and as amended by this form 10-K/A:

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

Consolidated Statements of Stockholders' Equity-For the fiscal years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows-For the fiscal years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

  (1)(B)   Financial Statements of Sumitomo Eaton Nova Corporation:

Report of Ernst & Young - Independent Auditors

Consolidated Statements of Operations-For the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Balance Sheets-March 31, 2003 and 2002

Consolidated Statements of Shareholders' Equity-For the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows-For the fiscal years ended March 31, 2003, 2002 and 2001

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

Report of Ernst & Young, Independent Auditors

The Board of Directors

Sumitomo Eaton Nova Corporation

We have audited the accompanying consolidated balance sheets of Sumitomo Eaton Nova Corporation (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003, all expressed in Japanese yen. Our audits also included the translation of these statements as of and for the year ended March 31, 2003 into U.S. dollars on the basis described in Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above expressed in Japanese yen present fairly, in all material respects, the consolidated financial position of Sumitomo Eaton Nova Corporation at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statements expressed in U.S. dollars as of and for the year ended March 31, 2002, when considered in relation to the basic financial statements taken as a whole, have been properly translated on the basis described in Note 1.

/s/ ERNST & YOUNG

Tokyo, Japan
April 25, 2003

Sumitomo Eaton Nova Corporation.
Consolidated Statements of Income

				Year ended
	Years Ended March 31,			March 31,
	2001	2002	2003	2003

	(Thousands of yen)			(U.S. dollars
				in thousands)

Net sales (Note 6)	¥31,085,155	¥18,047,259	¥17,860,545	$146,431
Cost of products sold (Note 6)	16,271,032	10,832,128	10,320,596	84,613

Gross profit	14,814,123	7,215,131	7,539,949	61,818

Selling, general and adminstrative expenses (Note 6)	5,138,400	4,793,246	4,587,471	37,611

Income from operations	9,675,723	2,421,885	2,952,478	24,207

Other income (expense):
Interest expense	(41,311)	(23,771)	(949)	(8)
Other income (expense), net	(143,214)	118,945	(12,039)	(99)

Income before income taxes	9,491,198	2,517,059	2,939,490	24,100

Income taxes (benefit) (Note 8):
Current	4,239,293	666,674	1,342,811	11,009
Deferred	(301,698)	367,311	(129,316)	(1,060)

	3,937,595	1,033,985	1,213,495	9,949

Net income	¥5,553,603	¥1,483,074	¥1,725,995	$14,151

See accompanying Notes to Consolidated Financial Statements

Sumitomo Eaton Nova Corporation
Consolidated Balance Sheets

	March 31,		March 31,
	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)
Assets
Current assets:
Cash and cash equivalents	¥489,483	¥3,043,118	$25,317
Trade receivables, net (Note 2)	8,911,312	9,050,300	75,294
Due from affiliates - current (Note 6)	65,115	55,932	465
Inventories (Note 3)	3,555,001	3,849,217	32,023
Deferred income taxes and other current assets(Note 8)	196,401	335,030	2,788

Total current assets	13,217,312	16,333,597	135,887

Property, plant and equipment, net (Note 4)	4,528,828	3,609,819	30,032

Deferred income taxes and other assets(Note 8)	300,038	454,219	3,779

	¥18,046,178	¥20,397,635	$169,698

Liabilities and shareholders' equity
Current liabilities:
Short-term debt (Note 7)	¥800,000	¥—	$—
Trade payables:
Notes	766,468	966,586	8,041
Accounts	895,605	1,915,691	15,938

	1,662,073	2,882,277	23,979
Due to affiliates (Note 6)	1,779,793	1,268,548	10,554
Income taxes payable and other current liabilities	595,440	1,429,582	11,893

Total current liabilities	4,837,306	5,580,407	46,426

Accrued retirement benefits for employees and directors (Note 9)	95,760	108,477	902

Shareholders' equity(Note 10):
Capital stock:
Authorized - 20,000 shares
Issued and outstanding - 12,000 shares	600,000	600,000	2,511
Retained earnings	12,513,112	14,119,107	124,846
Accumulated other comprehensive loss	—	(10,356)	(4,987)

Total shareholders' equity	13,113,112	14,708,751	122,370

	¥18,046,178	¥20,397,635	$169,698

See accompanying Notes to Consolidated Financial Statements.

Sumitomo Eaton Nova Corporation
Consolidated Statements of Shareholders' Equity

			Accumulated
		Retained	other
	Capital	earnings	comprehensive
	stock	(Note 10)	loss	Total

	(Thousands of yen)

Balance at March 31, 2000	¥600,000	¥5,656,435	¥—	¥6,256,435
Net income	—	5,553,603	—	5,553,603
Cash dividends	—	(60,000)	—	(60,000)

Balance at March 31, 2001	600,000	11,150,038	—	11,750,038
Net income	—	1,483,074	—	1,483,074
Cash dividends	—	(120,000)	—	(120,000)

Balance at March 31, 2002	600,000	12,513,112	—	13,113,112
Net income	—	1,725,995	—	1,725,995
Minimum pension liability adjustment	—	—	(10,356)	(10,356)

Total comprehensive income	—	—	—	1,715,639
Cash dividends	—	(120,000)	—	(120,000)

Balance at March 31, 2003	¥600,000	¥14,119,107	¥(10,356)	¥14,708,751

			Accumulated
		Retained	other
	Capital	earnings	comprehensive
	stock	(Note 10)	loss	Total

	(U.S. dollars in thousands)

Balance at March 31, 2002	$2,511	$111,719	$(14,313)	$99,917
Net income	—	14,151	—	14,151
Minimum pension liability adjustment	—	—	(86)	(86)
Foreign currency translation adjustment	—	—	9,412)	9,412

Total comprehensive income				23,477
Cash dividends	—	(1,024)	—	(1,024)

Balance at March 31, 2003	$2,511	$124,846	$(4,987)	$122,370

      See accompanying Notes to Consolidated Financial Statements.

Sumitomo Eaton Nova Corporation
Consolidated Statements of Cash Flows

				Year ended
	Years Ended March 31,			March 31,
	2001	2002	2003	Year ended

	(Thousands of yen)			(U.S. dollars
				in thousands)

Operating activities:
Net income	¥5,553,603	¥1,483,074	¥1,725,995	$14,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	970,662	999,174	963,207	7,897
Deferred income taxes (benefit) provision	(301,698)	367,311	(136,349)	(1,118)
Changes in operating assets and liabilities:
Trade receivables	(7,072,234)	6,869,172	(138,988)	(1,140)
Due from affiliates	(246,223)	340,248	9,183	75
Inventories	(1,696,284)	3,264,224	(294,216)	(2,412)
Trade payables	2,166,798	(4,412,363)	1,220,204	10,004
Due to affiliates	727,031	(617,062)	(511,245)	(4,191)
Income taxes payable	3,532,557	(3,924,864)	875,472	7,178
Other, net	421,587	(361,788)	(47,044)	(386)

Net cash provided by operating activities	4,055,799	4,077,126	3,666,219	30,058

Investing activities:
Purchases of property, plant and equipment, net	(1,193,906)	(979,922)	(204,247)	(1,675)
Other, net	(19,115)	4,741	11,663	96

Net cash used by investing activities	(1,213,021)	(975,181)	(192,584)	(1,579)

Financing activities:
Decrease in short-term borrowings, net	(2,656,000)	(3,400,000)	(800,000)	(6,559)
Cash dividends paid	(60,000)	(120,000)	(120,000)	(1,024)
Other	(8,750)	(5,358)	—	—

Net cash used in financing activities	(2,724,750)	(3,525,358)	(920,000)	(7,583)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	691

Net increase (decrease) in cash and cash equivalents	118,028	(493,413)	2,553,635	21,587
Cash and cash equivalents at beginning of the year	864,868	982,896	489,483	3,730

Cash and cash equivalents at end of the year	¥982,896	¥489,483	¥3,043,118	$25,317

Supplementary information
Interest paid during the year	¥40,754	¥23,660	¥949	$8
Income taxes paid during the year	¥639,785	¥4,585,607	¥467,339	$3,830

See accompanying Notes to Consolidated Financial Statements

Sumitomo Eaton Nova Corporation
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

General

Sumitomo Eaton Nova Corporation (the "Company") was established on April 1, 1983 under the Commercial Code of Japan. The Company is owned equally by Sumitomo Heavy Industries, Ltd. ("SHI"), a Japanese corporation, and Axcelis Technologies, Inc. ("Axcelis"), a U.S. corporation. The Company designs, manufactures, sells and repairs ion implantation equipment and semiconductor equipment primarily for Japanese semiconductor manufacturing customers under a license agreement with Axcelis.

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

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

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

Foreign Currency

The Company's functional currency is the Japanese yen. Transaction gains and losses, which arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred. Transaction gains and losses in each of the years in the three year period ended March 31, 2003 were not material.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the average method.

Long-Lived Assets

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the declining-balance method over the estimated useful lives of the respective assets (buildings — 6 to 40 years; machinery — 4 to 13 years; and furniture, fixtures and automobiles — 2 to 20 years) except for buildings purchased after April 1, 1998, which are depreciated on the straight-line basis over 31 years.

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

Accumulated Other Comprehensive Income

At March 31, 2003, accumulated other comprehensive loss was comprised of an accumulated foreign currency translation adjustment of ¥0 (U.S.$9,412 thousand) and the minimum pension liability of ¥10,356 thousand (U.S.$8 thousand).

Prior to April 1, 2002, the accumulated other comprehensive loss was comprised entirely of a foreign currency translation adjustment.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade notes and accounts receivable. These financial instruments are carried at cost less an allowance for doubtful accounts, which approximates fair value. Substantially all of the Company's notes and accounts receivable are due from companies in the semiconductor industry located in Japan. The Company performs ongoing credit evaluations of its customers' financial condition and provides an allowance for specific doubtful notes and accounts receivable and generally does not require collateral to secure the notes and accounts receivable.

For the year ended March 31, 2001, three customers accounted for net sales of approximately 31%, 19% and 18%. For the year ended March 31, 2002, one customer accounted for net sales of 22%. Three customers accounted for net sales of 15%, 13% and 11% for the year ended March 31, 2003.

At March 31, 2002 and 2003 accounts receivables from one customer approximated 20% and 22% of consolidated trade receivables, respectively.

Revenue Recognition

The Company recognizes sales at the later of the time of shipment to the customer or the transfer of risk of ownership (which is generally upon customer inspection for machinery sales to domestic customers). Management believes the customer's post delivery acceptance provisions and the installation process have been established to be routine, commercially inconsequential and perfunctory because the process is a replication of the pre-shipment procedures. The majority of the Company's systems are designed and tailored to meet the customer's specifications as outlined in the contract between the customer and the Company. To ensure that the customer's specifications are satisfied, per contract terms, the systems are tested at the Company's facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. The Company has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by Japanese Law applicable generally to such transactions. The Company has a demonstrated history of customer acceptance subsequent to shipment and installation of these systems. Service revenues are generated from maintenance contracts.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Research and Development Costs

Research and development costs are expensed in the year in which such costs are incurred, except for costs relating to equipment that is acquired or constructed for research and development activities and have alternative future uses. Net amounts capitalized relating to equipment that is used in research and development activities and has alternative future uses amounted to ¥73,758 thousand and is included in property, plant and equipment on the consolidated balance sheet at March 31, 2002. No amounts were capitalized relating to research and development activities for the year ended March 31, 2003. Research and development expense for the years ended March 31, 2001, 2002 and 2003 was ¥2,088,263 thousand, ¥2,074,594 thousand and ¥2,558,337 thousand (U.S.$20,975 thousand), respectively.

Retirement Benfits

The cost of retirement benefits for seconded employees is incurred by and reimbursed to SHI. The provision for accrued employees' retirement benefits represents the cost for employees who have been employed directly by the Company (see Note 9).

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Interest Guarantees of Indebtedness of Others" (the "Interpretation"). The Interpretation requires certain guarantees to be recognized as a liability on the consolidated balance sheet. The liability shall be measured initially at the fair value of the obligation for which the guarantee supports. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 5).

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted for years beginning after June 15, 2002. Under SFAS No. 143, a liability for an asset retirement obligation is recognized in the period in which it is incurred and is initially measured at fair value. The Company will adopt the new rules on asset retirement obligations effective April 1, 2003. Due to the long-term leasing arrangements of certain buildings, the expected impact of adoption of SFAS No. 143 on the Company's financial position or results of operations has not yet been determined.

Note 2. Trade Receivable

The components of trade receivable follow:

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)

Notes	¥73,914	¥75,826	$631
Accounts	8,861,356	8,984,106	74,743

	8,935,270	9,059,932	75,374
Allowance for doubtful accounts	(23,958)	(9,632)	(80)

	¥8,911,312	¥9,050,300	$75,294

Note 3. Inventories

The components of inventories follow:

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)

Work in process	¥1,987,220	¥2,373,795	$19,748
Raw materials and parts	1,567,781	1,475,422	12,275

	¥3,555,001	¥3,849,217	$32,023

Note 4. Property, Plant & Equipment, Net

The components of property, plant and equipment, net follow:

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)

Land	¥299,485	¥299,485	$2,492
Building and land improvements	4,238,033	4,248,389	35,344
Machinery	4,600,736	4,682,890	38,959
Furniture, fixtures and automobiles	2,059,746	2,011,974	16,739
Construction in process	89,448	2,316	19

	11,287,448	11,245,054	93,553
Accumulated depreciation	(6,758,620)	(7,635,235)	(63,521)

	¥4,528,828	¥3,609,819	$30,032

Note 5. Product Warranty

The Company offers a one year warranty for all of its products, the terms and conditions of which vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded warranty and adjusts the amount as necessary.

Changes in the Company's product warranty (included in income taxes payable and other current liabilities on the consolidated balance sheets) for the year ended March 31, 2003 are as follows:

	(Thousands of	(Thousands of
	yen)	U.S. dollars)

Balance at March 31, 2002	¥21,200	$174
Warranties issued during the period	35,192	289
Settlements made during the period	(33,092)	(271)

Balance at March 31, 2003	¥23,300	$192

Note 6. Transactions with Affiliates

Transactions with affiliates for the years ended March 31, 2001, 2002 and 2003 were as follows (transactions with Axcelis denote transactions with Axcelis or, for periods prior to June 30, 2000, Eaton Corporation, Axcelis' predecessor):

	2001	2002	2003	2003

	(Thousands of yen)			(U.S. dollars
				in thousands)
Revenues:
Sales:
Axcelis and affiliates	¥588,501	¥619,002	¥612,738	$5,024
SHI affiliates	4,821	5,765	—	—
Territory commission and sales assistance fees from Axcelis	52,451	—	—	—

	¥645,773	¥624,767	¥612,738	$5,024

Inventories purchased:
SHI	¥1,748,084	¥1,375,433	¥1,161,380	$9,522
Axcelis	1,848,660	344,347	599,863	4,918

	¥3,596,744	¥1,719,780	¥1,761,243	$14,440

Other expenses to affiliates:
Royalties to Axcelis	¥1,038,955	¥493,961	¥452,874	$3,713
Commissions to Axcelis affiliates	335,288	287,162	403,412	3,307
Management fees and royalties to SHI	229,239	111,223	101,761	834
Subcontract charges to SHI affiliates	360,066	445,921	335,773	2,753
Other expenses to SHI and affiliates	329,445	345,720	30,065	246

	¥2,292,993	¥1,683,987	¥1,323,885	$10,853

Balances due from and to affiliates at March 31, 2002 and 2003 were as follows:

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)

Due from affiliates:
SHI and affiliates	¥1,965	¥476	$4
Axcelis and affiliates	63,150	55,456	461

	¥65,115	¥55,932	$465

Due to:
SHI	¥1,166,784	¥794,682	$6,611
Axcelis	515,948	390,340	3,247
SHI affiliates	97,061	78,991	657
Axcelis affiliates	—	4,535	39

	¥1,779,793	¥1,268,548	$10,554

Pension funding for the seconded employees (employees on temporary assignment) is provided through a plan administered by SHI. Under this arrangement, the Company is billed monthly for the pension costs attributable to those individuals. Under the terms of the pension agreement with SHI, no additional costs related to earned benefits are to be borne by the Company. Pension contributions paid to SHI for the years ended March 31, 2001, 2002 and 2003 were ¥127,171 thousand, ¥153,469 thousand and ¥155,201 thousand (U.S.$1,272 thousand), respectively.

Note 7. Financing Arrangements

Short-Term Debt

Short-term debt consisted of bank overdrafts amounting to ¥800,000 thousand at March 31, 2002 at interest rates ranging from 0.4270% to 0.5650%..

Leases

Rental expenses for equipment, land and office space for the years ended March 31, 2001, 2002 and 2003 amounted to ¥315,936 thousand, ¥300,612 thousand and ¥331,178 thousand (U.S.$2,715 thousand), respectively. Future minimum noncancelable rental commitments at March 31, 2003 under operating leases are as follows:

(Thousands of
Year ended March 31	yen)

2004	¥227,058
2005	138,151
2006	73,712
2007	60,780
2008	60,780
Later years	60,780

¥621,261

Note 8. Income taxes

Income taxes include corporation, enterprise, and inhabitants' taxes which, in the aggregate, resulted in statutory tax rates of approximately 41.74% in each of the three years 2001, 2002 and 2003. The difference between income tax expense and the amount computed by applying the statutory income tax rates to income before income taxes is summarized as follows:

	2001	2002	2003	2003

	(Thousands of yen)			(U.S. dollars
				in thousands)

Tax at statutory rate	¥3,961,626	¥1,050,620	¥1,226,943	$10,059
Tax effect of:
Non-deductible expenses	18,201	6,088	6,198	51
Changes in statutory tax rate	—	—	1,776	15
Other items, net	(42,232)	(22,723)	(21,422)	(176)

Income tax expense	¥3,937,595	¥1,033,985	¥1,213,495	$9,949

In March 2003, the Japanese government enacted a tax law change that will result in a decrease in the aggregate statutory tax rate for the Company's fiscal year beginning on April 1, 2004. The effect of this change on the Company's 2003 income tax expense is included in the above table as the change in statutory tax rate.

Deferred income taxes reflect the net tax effect of the temporary differences between the amounts of the assets and liabilities recorded for financial and income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2002 and 2003 were as follows: :

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)
Deferred tax assets:
Accrued enterprise tax	¥12,453	¥97,212	$809
Loss on disposal of inventory	13,539	10,886	91
Warranty reserve	8,849	9,725	81
Bonus payment reserve	36,485	123,580	1,028
Accrued severance benefit	19,691	43,869	365
Other	73,264	15,358	128

Total deferred tax assets	¥164,281	¥300,630	$2,502

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

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the Company's plans are as follows: :

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	¥447,041	¥568,520	$4,334
Service cost	52,178	52,628	431
Interest cost	12,688	13,449	110
Actuarial gains and losses	64,445	(5,630)	(46)
Foreign currency exchange rate changes	—	—	458
Change in additional minimum liability	—	17,388	145
Benefits paid	(7,832)	(6,056)	(50)

Benefit obligation at end of year	568,520	647,050	5,382

Change in plan assets
Fair value of plan assets at beginning of year	273,841	329,278	2,510
Actual return on plan assets	(14,570)	(54,383)	(446)
Foreign currency exchange rate changes	—	—	231
Contributions	77,839	75,322	618
Benefits paid	(7,832)	(6,056)	(50)

Fair value of plan assets at end of year	329,278	344,161	2,863

Funded status	(239,242)	(302,889)	(2,519)
Unrecognized transition obligation	86,164	75,393	627
Unrecognized net loss	57,318	119,019	990

Net amount recognized	¥(95,760)	¥(108,477)	$(902)

Total amount recognized in the consolidated balance sheets:
Net amount recognized	¥(95,760)	¥(91,089)	$(758)
Minimum pension liability-before income tax	—	(17,388)	(144)

Accrued pension cost	¥(95,760)	¥(108,477)	$(902)

The components of net pension expense of the Company's plans for the years ended March 31, 2003, 2002 and 2001 were as follows:

	2001	2002	2003	2003

	(Thousands of yen)			(U.S. dollars
				in thousands)
Service cost	¥46,112	¥52,178	¥52,628	$431
Interest cost	12,688	12,688	13,449	110
Expected return on plan assets	(8,007)	(10,954)	(13,171)	(108)
Net amortization and deferrals	9,738	10,771	10,994	90

Net pension expense	¥60,531	¥64,683	¥63,900	$523

The aggregate accumulated benefit obligation of this plan was as follows:

	2002	2003	2003

	(Thousands of yen)		(U.S. dollars
			in thousands)

Aggregate accumulated benefit obligation	¥372,844	¥415,327	$3,455

The discount rates and weighted average rates of increases in future salary levels used in determining the actuarial present value of the projected benefit obligation and the expected long-term rates of return on plan assets for the years ended March 31, 2001, 2002 and 2003 were as follows:

	2001	2002	2003

Discount rate	3.0%	2.5%	2.0%
Weighted average rates of increases in future salary levels	2.67%	2.67%	2.67%
Expected long-term rates of return on plan assets	4.0%	4.0%	4.0%

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

Retained earnings available for dividends under the Code are based on the amount presented in the Company's non-consolidated financial statements, which are prepared in accordance with accounting principles and practices generally accepted in Japan. Under the Code, the amount of retained earnings available for dividends as of March 31, 2003 amounted to ¥19,060 thousand (U.S.$159 thousand).

Note 11. Financial Instruments

The total carrying amount reported in the balance sheets for financial instruments, cash and cash equivalents, notes and accounts receivables, short-term debt, notes and accounts payables approximates their respective fair value.

Note 12. Supplemental Balance Sheet Information

Changes in allowance for doubtful accounts:

	2001	2002	2003	2003

	(Thousands of yen)			(U.S. dollars
				in thousands)
Balance at beginning of period	¥43,747	¥64,702	¥23,958	$182
Charged or credited to SG&A expenses	20,955	(40,744)	(14,326)	(117)
Foreign currency exchange rate changes				15

Balance at end of period	¥64,702	¥23,958	¥9,632	$80

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: June 30, 2003	By:	/s/ MARY G. PUMA

Mary G. Puma, President and Chief Executive Officer

CERTIFICATION
of the Principle Executive Officer of Axelis Technologies, Inc.
under Section 302 of the Sarbanes-Oxley Act of 2002

I, Mary G. Puma, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Axcelis Technologies, Inc.;

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

Date: June 30, 2003

By:	/s/ Mary G. Puma

Mary G. Puma
President and Chief Executive Officer

CERTIFICATION
of the Principle Financial Officer of Axelis Technologies, Inc.
under Section 302 of the Sarbanes-Oxley Act of 2002

I, Stephen G. Bassett, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Axcelis Technologies, Inc.;

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

Date: June 30, 2003

By:	/s/ Stephen G. Bassett

Stephen G. Bassett
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

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Filed with original 10-K on March 28, 2003.
21.1	Subsidiaries of the Company. Filed with original 10-K on March 28, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors. Filed with original 10-K on March 28, 2003.
23.2	Consent of Ernst & Young, Independent Auditors, relating to financial statements of Sumitomo Eaton Nova Corporation. Filed herewith.
99.1	Factors affecting future operating results as of December 31, 2002. Filed with original 10-K on March 28, 2003.
99.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act, dated June 30, 2003. Filed herewith.
99.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act, dated June 30, 2003. Filed herewith.
99.4	Charter of the Audit Committee of the Board of Directors of Axcelis, as adopted on January 23, 2003. Filed with original 10-K on March 28, 2003.
99.5	Governance Policies adopted by the Board of Directors of Axcelis on September 26, 2002. Filed with original 10-K on March 28, 2003.
99.6	Charter of the Nominating and Governance Committee of the Board of Directors, as adopted on September 26, 2002. Filed with original 10-K on March 28, 2003.
99.7

Charter of the Compensation Committee of the Board of Directors of Axcelis, as adopted on January 23, 2003. Filed with original 10-K on March 28, 2003.

* Indicates a management contract or compensatory plan.

Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended