Form 10-Q
period 2003-06-30
AXCELIS TECHNOLOGIES INC
filed 2003-08-13
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

As of August 12, 2003 there were 98,898,558 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net sales	$84,671	$88,988	$167,076	$151,073
Cost of products sold	57,655	55,760	112,385	102,448

Gross profit	27,016	33,228	54,691	48,625

Operating expenses:
Research and development	15,927	18,572	32,103	36,284
Selling	11,509	11,742	23,607	22,980
General and administrative	9,099	11,673	19,542	23,620
Amortization of intangible assets	365	365	730	730

Loss from operations	(9,884)	(9,124)	(21,291)	(34,989)

Other income (expense):
Royalty income	1,258	3,354	3,023	3,921
Equity income of Sumitomo Eaton Nova Corporation	1,298	3,322	4,493	1,360
Interest income	523	1,019	1,054	1,976
Interest expense	(1,409)	(1,696)	(2,787)	(2,894)
Other-net	(719)	(1,283)	(1,002)	(1,644)

Loss before income taxes	(8,933)	(4,408)	(16,510)	(32,270)

Income taxes (credit)	69,945	(2,731)	68,694	(12,762)

Net loss	$(78,878)	$(1,677)	$(85,204)	$(19,508)

Basic net loss per share	$(0.80)	$(0.02)	$(0.87)	$(0.20)
Diluted net loss per share	$(0.80)	$(0.02)	$(0.87)	$(0.20)

Shares used in computing:
Basic net loss per share	98,289	97,876	98,284	97,846
Diluted net loss per share	98,289	97,876	98,284	97,846

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Balance Sheets
 (In thousands)
 (Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS

Current assets:
Cash & cash equivalents	$116,622	$150,651
Short-term investments	36,926	34,992
Accounts receivable	73,227	60,311
Inventories	110,424	115,290
Deferred income taxes & other current assets	2,944	18,329

Total current assets	340,143	379,573

Property, plant & equipment, net	90,015	93,597
Investment in Sumitomo Eaton Nova Corporation	61,892	57,868
Goodwill	40,682	40,682
Intangible assets	12,411	13,141
Deferred income taxes	—	57,136
Other assets	28,294	27,454

Total assets	$573,437	$669,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,262	$32,594
Accrued compensation	6,744	6,745
Warranty reserve	14,948	16,625
Income taxes payable	7,486	12,823
Other current liabilities	17,686	18,400

Total current liabilities	76,126	87,187

Convertible debt	125,000	125,000
Other long-term liabilities	2,979	4,756
Stockholders’ equity:
Common stock	99	98
Additional paid-in capital	448,659	447,533
Deferred compensation	(1,080)	(782)
Treasury stock - at cost	(1,218)	(1,218)
Retained earnings (deficit)	(72,835)	12,369
Accumulated other comprehensive income (loss)	(4,293)	(5,492)

Total stockholders’ equity	369,332	452,508

Total liabilities and stockholders’ equity	$573,437	$669,451

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
 (In thousands)
 (Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(85,204)	$(19,508)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,856	5,320
Amortization of intangible assets	730	730
Stock compensation expense	85	312
Deferred income taxes	73,685	(16,201)
Equity income of Sumitomo Eaton Nova Corporation	(4,493)	(1,360)
Changes in operating assets & liabilities:
Accounts receivable, net	(11,853)	(4,880)
Inventories	6,243	(421)
Other current assets	(1,153)	(1,175)
Accounts payable and other current liabilities	(6,412)	6,874
Income taxes payable	(5,340)	—
Other assets	(1,019)	354
Other-net	(1,777)	161

Net cash used by operating activities	(30,652)	(29,794)

Investing activities:
Purchases of short-term investments-net	(1,934)	(12,477)
Expenditures for property, plant & equipment	(2,170)	(8,883)
Other-net	75	(84)

Net cash used by investing activities	(4,029)	(21,444)

Financing activities:
Proceeds from long-term debt-net	—	121,578
Proceeds from the exercise of stock options	—	104
Issuance of common stock from Employee Stock Purchase Plan	743	2,736

Net cash provided by financing activities	743	124,418

Effect of foreign exchange rate changes	(91)	1,402

Net increase (decrease) in cash & cash equivalents	(34,029)	74,582
Cash & cash equivalents at beginning of period	150,651	124,177

Cash & cash equivalents at end of period	$116,622	$198,759

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2002

1)      Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. ("Axcelis" or the "Company"), is a worldwide producer of ion implantation, dry strip, rapid thermal processing and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products to the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, except for adjustments to record a valuation allowance for deferred tax assets (see Note 7) and reflect a change in estimate relating to unfunded pension liabilities and other benefit claims (see Note 8), considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for other interim periods or for the year ended December 31, 2003.

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

2)     Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method, and the assumed conversion of convertible debt using the if converted method, when antidilutive.

3)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss	$(78,878)	$(1,677)	$(85,204)	$(19,508)
Foreign currency translation adjustments	803	9,215	1,199	8,347

Comprehensive income (loss)	(78,075)	7,538	(84,005)	(11,161)

4)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

	June 30,	December 31,

	2003	2002

Raw materials	$78,515	$80,642
Work-in-process	2,271	13,401
Finished goods	44,512	35,939

	125,298	129,982
Inventory allowances	(14,874)	(14,692)

	$110,424	$115,290

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

Changes in the Company's product warranty and installation liability for the period ended June 30, 2003 are as follows (in thousands):

Balance at December 31, 2002	$16,625
Warranties and installations issued during the period	12,875
Settlements made during the period	(12,949)
Changes in liability for pre-existing warranties and installation during the period	(1,603)

Balance as of June 30, 2003	$14,948

6)      Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure," Axcelis has elected to follow Accounting Principles Board (APB) No. 25 in accounting for stock-based awards to employees. Under APB No. 25, the Company recognizes no compensation expense with respect to such awards, if on the date the awards were granted, the exercise price equaled the market value of the common shares.

Pro forma information regarding net income (loss) is required by SFAS No. 123. This information is required to be determined as if Axcelis had accounted for stock-based awards to its employees granted subsequent to 1995 under the fair value method prescribed by SFAS No. 123. The fair values of the options granted have been estimated at the date of grant using the Black-Scholes options pricing model.

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

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair values of the options are assumed to be amortized to expense over the options' vesting periods. Pro forma information related to options granted follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss	$(78,878)	$(1,677)	$(85,204)	$(19,508)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,311)	(4,554)	(7,234)	(9,084)

Proforma net loss	(83,189)	(6,231)	(92,438)	(28,592)

Net loss per share
Basic - as reported	$(0.80)	$(0.02)	$(0.87)	$(0.20)
Basic - pro forma	$(0.85)	$(0.06)	$(0.94)	$(0.29)

Diluted - as reported	$(0.80)	$(0.02)	$(0.87)	$(0.20)
Diluted - pro forma	$(0.85)	$(0.06)	$(0.94)	$(0.29)

7)      Deferred Income Taxes

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

As of March 31, 2003, the Company's evaluation of the realization of these assets was based upon evidence of cumulative historical profitability and estimates of future taxable income. The Company was profitable in fiscal year 2000 but was not profitable in fiscal years 2001 and 2002. Projections of future earnings were based on revenue assumptions consistent with industry forecasts for the next three years along with the necessary operating expenses to support the Company's revenue assumptions. Based on these projections, the Company estimated that the loss carryforwards would be fully utilized within three years.

During the second quarter of 2003, the Company entered a three year cumulative loss position and revised its projections of the amount and timing of future earnings. Due to these factors as well as the uncertainty of the amount and timing of profitability in future periods, the Company increased its valuation allowance as of June 30, 2003. This non-cash charge to earnings increased income tax expense by $69.7 million for the three and six month periods ended June 30, 2003.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. However, going forward should the Company return to profitability and there is sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards and other deductible temporary differences, the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

8)      General and Administrative Expenses

General and administrative expenses for the three and six month periods ended June 30, 2003 have been reduced by $1.7 million, representing an adjustment to reflect a change in estimate relating to an overaccrual for unfunded pension liabilities and other benefit claims recorded in prior periods.

9)      Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied no later than July 1, 2003. The Company is currently assessing whether its equity investment in SEN constitutes a variable interest entity that would require consolidation of SEN beginning with the third quarter of 2003.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in SAB 101. The final consensus is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the provision of EITF 00-21 may have on its financial statements.

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

Overview

We are a worldwide producer of ion implantation, dry strip, rapid thermal processing and photostabilization equipment used in the fabrication of semiconductors. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. We own 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products to the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

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

Revenue Recognition

The Company's revenue recognition policy involves significant judgment by management. As described in detail below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including the complexity of the customer's post delivery acceptance provisions and the installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance than we now experience, the Company may have to revise its revenue recognition policy, which could affect the timing of revenue recognition.

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

Deferred Tax Assets

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

As of March 31, 2003, the Company's evaluation of the realization of these assets was based upon evidence of cumulative historical profitability and estimates of future taxable income. The Company was profitable in fiscal year 2000 but was not profitable in fiscal years 2001 and 2002. Projections of future earnings were based on revenue assumptions consistent with industry forecasts for the next three years along with the necessary operating expenses to support the Company's revenue assumptions. Based on these projections, the Company estimated that the loss carryforwards would be fully utilized within three years.

During the second quarter of 2003, the Company entered a three year cumulative loss position and revised its projections of the amount and timing of future earnings. Due to these factors as well as the uncertainty of the amount and timing of profitability in future periods, the Company increased its valuation allowance as of June 30, 2003. This non-cash charge to earnings increased income tax expense by $69.7 million for the three and six month periods ended June 30, 2003.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. However, going forward should the Company return to profitability and there is sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards and other deductible temporary differences, the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

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

During 2002, in accordance with SFAS No. 142, we ceased to amortize goodwill arising primarily from our 1997 acquisition of our dry strip and photostabilization businesses. In lieu of amortization, we perform an impairment review of our goodwill. Impairment tests are performed annually, or more frequently if there are other indicators of impairment. The annual impairment test consists of determining the fair market value of the business unit through a discounted cash flow analysis. Management's best judgments are employed in determining future market conditions that impact this discounted cash flow analysis. As a result of our annual review, we determined that there was no impairment of our goodwill. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations as a non-cash charge to earnings. Net goodwill amounted to $40.7 million as of June 30, 2003.

We assess the impairment of identifiable other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

    •  a significant underperformance relative to expected historical or projected future operating results;

    •  a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

    •  a significant negative industry or economic trend; and

    •  our market capitalization relative to net book value.

As part of this assessment, we would review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, other than goodwill, amounted to $12.4 million as of June 30, 2003.

Accounts Receivable

Axcelis records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Axcelis' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. The allowance for doubtful accounts amounted to $3.5 million as of June 30, 2003.

Inventories

Axcelis records an allowance for estimated excess and obsolete inventory. The allowance is based upon management's assumptions of future materials usage and obsolescence, based on estimates of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required. The allowance for excess and obsolete inventory amounted to $14.9 million as of June 30, 2003.

Product Warranty and Installation Costs

Axcelis provides for the estimated cost of product warranties and installations at the time of shipment. The Company's warranty and installation obligation is affected by product failure rates, material usage and service labor costs incurred in correcting a product failure or installing a system at a customer's site. If actual product failure rates, material usage or service labor costs differ from management's estimates, revisions to the estimated warranty and installation liability may be required. The company's estimated warranty and installation liability was $14.9 million as of June 30, 2003.

Results of Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	31.9	37.3	32.7	32.2
Other costs and expenses:
Research and development	18.8	20.9	19.2	24.0
Selling	13.6	13.2	14.1	15.2
General and administrative	10.8	13.1	11.7	15.6
Amortization of intangible assets	0.4	0.4	0.4	0.5

Loss from operations	(11.7)	(10.3)	(12.7)	(23.2)

Other income (expense):
Royalty income	1.5	3.8	1.8	2.6
Equity income of SEN	1.5	3.7	2.7	0.9
Interest income	0.6	1.2	0.6	1.3
Interest expense	(1.6)	(1.9)	(1.7)	(1.9)
Other-net	(0.9)	(1.4)	(0.6)	(1.1)

Loss before income taxes	(10.6)	(5.0)	(9.9)	(21.4)
Income taxes (credit)	82.6	(3.1)	41.1)	(8.5)

Net loss	(93.2)%	(1.9)%	(51.0)%	(12.9)%

Net Sales

Net sales for the second quarter of fiscal 2003 were $84.7 million, a decrease of $4.3 million, or 4.9%, from $89.0 million in the second quarter of 2002. Net sales for the six months ended June 30, 2003 were $167.1 million, an increase of $16.0 million, or 10.6%, from $151.1 million for the same period in fiscal 2002. The changes in net sales from comparable periods in 2002 were primarily attributable to the timing of orders received from and related shipments of products to our semiconductor manufacturing customers. The Company does not believe the changes in sales volumes during the three and six month periods ended June 30, 2003, reflect any significant changes in the levels of capital spending within the semiconductor manufacturing industry.

Gross Profit

Gross profit for the second quarter of fiscal 2003 was $27.0 million, a decrease of $6.2 million, or 18.7%, from $33.2 million in the second quarter of fiscal 2002. Gross profit for the six months ended June 30, 2003 was $54.7 million, an increase of $6.1 million, or 12.5%, from $48.6 million for the same period in fiscal 2002. Fluctuation in gross margins in terms of absolute dollars are the resultant effect of changes in sales volume, combined with changes in gross profit percentage.

Gross profit as a percentage of net sales decreased to 31.9% in the second quarter of fiscal 2003 from 37.3% in the comparable prior period. The decrease in gross profit percentage during the second quarter is related principally to reduced selling prices caused by a competitive market environment. For the first half of fiscal 2003, gross profit as a percentage of net sales increased to 32.7% from 32.2% from the first half of fiscal 2002. For the six month period, the pricing pressure reflected by the competitive market environment was offset by increased manufacturing capacity utilization caused by higher sales volume and an increasing mix of higher margin 200mm equipment sales. Sales of 200mm products constituted approximately 68.6% of systems sales in the first half of 2003 compared to 53.7% in the comparable period of 2002.

Operating Expenses

Operating expenses were 43.6% of net sales for the three months ended June 30, 2003, compared to 47.6% for the three months ended June 30, 2002, reflecting a decrease in spending of $5.4 million comprising a decrease of $2.6 million in research and development expenses and a decrease of $2.8 million in selling, general and administrative expenses. Operating expenses were 45.5% of net sales for the six months ended June 30, 2003, compared to 55.4% for the six months ended June 30, 2002, reflecting a decrease in spending of $7.6 million comprising a decrease of $4.1 million in research and development expenses and a decrease of $3.5 million in selling, general and adminstrative expenses. For both the three and six month periods ended June 30, 2003 the decrease in research and development costs was due principally to the completion and release of all 300mm products in the second half of 2002 and the associated reduction in headcount-related and material costs. The decreases in selling, general and administrative expenses are attributable to lower costs associated with programmed headcount reductions and an adjustment of $1.7 million recorded in the second quarter to reflect a change in estimate relating to unfunded pension expense and other benefit claims recorded in prior periods.

Income (Loss) From Operations

Loss from operations was $9.9 million for the second quarter of fiscal 2003 as compared to a loss of $9.1 million for the second quarter of fiscal 2002. Loss from operations was $21.3 million for the six months ended June 30, 2003 as compared to a loss of $35.0 million for the six months ended June 30, 2002. The decreases were primarily a result of the factors described above.

Other Income (Expense)

Other income, net, decreased to $0.9 million for the second quarter of fiscal 2003 as compared to $4.8 million for the second quarter of fiscal 2002. Other income, net, increased to $4.8 million for the first half of fiscal 2003 from $2.7 million for the first half of 2002. Total other income consists primarily of royalty income and equity income from SEN. Royalty income from SEN was $1.2 million and $3.0 million for the three and six month periods ended June 30, 2003, respectively, compared to $3.4 million and $3.9 million for the corresponding periods of 2002. Changes in royalty and equity contributions from SEN reflect increases or decreases in its sales volume and operating earnings resulting from changes in the Japanese semiconductor market. The Company does not believe the changes in sales volume during the three and six month periods ended June 30, 2003 reflect any significant changes in the level of capital spending within the Japanese semiconductor manufacturing industry.

Interest expense relates to the Company's $125 million convertible subordinated note offering completed in January 2002.

Income Taxes (Credit)

Income taxes for the three and six month periods ended June 30, 2003 consist primarily of a valuation allowance of $69.7 million recorded at June 30, 2003 to reduce the carrying value of deferred tax assets to zero. Income tax benefits for the three and six month periods ended June 30, 2002 were recorded at the Company's estimated annual effective tax rate.

Net Income (Loss)

The Company incurred a net loss of $78.9 million in the second quarter of fiscal 2003 as compared to a net loss of $1.7 million in the second quarter of fiscal 2002. The increase was principally a result of the factors discussed above. Our loss per share (basic and diluted) was $0.80 in the second quarter of fiscal 2003 and $0.87 in the first half of fiscal 2003. Our loss per share (basic and diluted) was $0.02 in the second quarter of 2002 and $0.20 in the first half of fiscal 2002.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2003, cash and cash equivalents were $116.6 million as compared with $150.7 million as of December 31, 2002. Short-term investments were $36.9 million as of June 30, 2003 compared to $35.0 million at December 31, 2002. The decrease in the combined amount of cash, cash equivalents and short-term investments from December 31, 2002 resulted principally from operating losses and increases in accounts receivable reflecting increased sales volume during the six month period ended June 30, 2003.

Net working capital was $264.0 million at June 30, 2003 as compared to net working capital of $292.4 million at December 31, 2002. The reduction in working capital is attributable principally to the loss before income taxes and the recognition of a valuation allowance relating to the current portion of deferred tax assets.

Net cash used by operating activities was $30.7 million for the six months ended June 30, 2003 as compared to net cash used by operating activities of $29.8 million for the six months ended June 30, 2002.

Capital expenditures were $2.2 million in the first six months of fiscal 2003 and $8.9 million in the first six months of fiscal 2002. The decrease in capital expenditures in the first half of fiscal 2003 was principally due to the completion of the Company's addition to its Beverly, Massachusetts facility during the first half of fiscal 2002. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

On July 3, 2003, the Company completed the acquisition of Matrix Integrated Systems, Inc., a photoresist dry strip equipment supplier based in Richmond, California for $14 million in cash. This acquisition expands and strengthens Axcelis' dry strip technology portfolio, but the impact of the acquisition is not material to the Company as a whole.

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

Outlook

The Company's performance for the three and six month periods ended June 30, 2003 was directly related to the continuing low levels of capital expenditures by semiconductor manufacturers, especially manufacturers opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures. Currently, management along with industry and economic analysts believe that semiconductor manufacturers are looking to expand capacity and increase capital spending over the next twelve to twenty-four months. The Company does not believe it will realize any benefit in terms of increased revenues and improved operating performance from this anticipated upturn in capital spending before the fourth quarter of 2003 at the earliest.

Also during the first half of 2003, the Company experienced increasing competitive pricing pressure at strategic accounts, and management expects that this pressure will continue for the remainder of 2003 as buying remains concentrated among fewer customers. In the second quarter of 2003, the Company's top five customers represented 77% of system revenues.

In reaction to the continued low sales volume and the pricing pressure, management has continued its ongoing actions to reduce manufacturing costs as well as decrease research and development and SG&A expense.

On July 29, 2003, the Company announced its expectation that its revenues for the third quarter of fiscal 2003 will be in the range of $60 to $70 million, a decrease of 17% to 29% in comparison to the reported revenues for the second quarter of 2003. On these forecast revenues, management stated on July 29, 2003 that gross margins are expected to be in the low 30% range and the net loss for the third quarter of fiscal 2003 is expected to be $0.16 to $0.18 per share. Management is continuing to manage the Company's cost structure on a quarterly basis with the objective of returning to profitability, while at the same time making sure that the Company has the right resources for an upturn in demand for its systems.

It is difficult for management to predict customers' capital spending plans, which can change very quickly. In addition, at the current sales level, each sale, or failure to make a sale, could have a material effect on the Company in a particular quarter.

Risk Factors

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependency on SEN (our Japanese joint venture) for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled "Outlook" and Exhibit 99.1 of this Form 10-Q. If any of those risk factors actually occur, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31, 2002 under Management's Discussion and Analysis - Outlook and Exhibit 99.1 filed herewith.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A jury trial on the sole issue of infringement commenced on June 16, 2003. On July 2, 2003, the jury issued a verdict in favor of Applied Materials. The Company is planning to file a notice of appeal in August 2003. While there can be no assurance of a favorable outcome from an appeal, we continue to believe our claims are meritorious. We expect the requisite investment in legal expense to pursue an appeal will be minimal. We do not believe that our pursuit of this matter will have a material adverse effect on our financial condition, results of operations or liquidity. The patent at issue expires in mid 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held at the offices of Palmer & Dodge, LLP, 111 Huntington Avenue, Boston Massachusetts on June 26, 2003. Out of 98,395,258 shares of Common Stock (as of the record date of April 28, 2003) entitled to vote at the meeting, 89,103,118 shares, or 90.5%, were present in person or by proxy.

(a) Election of Directors. Each of the three directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2006, and until their successors are elected. The vote was as follows:

	Number of Votes

	For	Withheld

Mary G. Puma	87,977,234	1,152,884
Naoki Takahashi	87,994,369	1,135,749
William C. Jennings	88,628,266	501,852

(b) Ratification of Appointment of Auditors. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of the Company's financial statements for the year ending December 31, 2003. The following sets forth the tally of the votes cast on the proposal:

Number of Votes

For	Against	Abstaining	Percentage For

86,005,693	3,012,508	111,917	96.49%

Item 5. Other Information

On July 3, 2003, the Company completed the acquisition of Matrix Integrated Systems, Inc., a photoresist dry strip equipment supplier based in Richmond, California for $14 million in cash. This acquisition expands and strengthens Axcelis' dry strip technology portfolio, but the impact of the acquisition is not material to the Company as a whole.

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

10.10*	Consulting Agreement between the Company and Stephen G. Bassett, dated June 9, 2003. Filed herewith.
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 13, 2003. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 13, 2003. Filed herewith.
32.1

Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 13, 2003. Filed herewith.

32.2

Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 13, 2003. Filed herewith.

99.1	Factors Affecting Future Operating Results for the Form 10-Q for the period ended June 30, 2003. Filed herewith.

*   Indicates a management contract or compensatory plan.

b) Reports on Form 8-K

   (i) A Current Report on Form 8-K dated May 1, 2003, was filed with the Securities and Exchange Commission on May 6, 2003 relating to the Company's announcement of earnings for its quarter ended March 30, 2003.

   (ii) A Current Report on Form 8-K dated June 9, 2003, was filed with the Securities and Exchange Commission on June 10, 2003 relating to the resignation of Cornelius F. Moses, the Company's former chief financial officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   August 13, 2003

By:	/s/ Stephen G. Bassett

Stephen G. Bassett
Chief Financial Officer Duly authorized officer and Principal financial officer