Form 10-Q
period 2003-09-30
AXCELIS TECHNOLOGIES INC
filed 2003-11-14
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

As of November 13, 2003 there were 98,942,503 shares of the registrant's common stock outstanding.

AXCELIS TECHNOLOGIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net sales	$59,007	$93,117	$226,083	$244,190
Cost of products sold	45,108	56,672	157,493	159,120

Gross profit	13,899	36,445	68,590	85,070

Operating expenses:
Research and development	16,273	18,096	48,376	54,380
Selling	11,983	10,912	35,590	33,892
General and adminstrative	10,841	10,799	30,383	34,419
Amortization of intangible assets	563	365	1,293	1,095
Restructuring	4,745	—	4,745	—

Total operating expenses	44,405	40,172	120,387	123,786

Loss from operations	(30,506)	(3,727)	(51,797)	(38,716)

Other income (expense):
Royalty income of Sumitomo Eaton Nova Corporation	195	3,451	3,193	7,362
Royalty income - other	70	32	95	42
Equity income of Sumitomo Eaton Nova Corporation	41	2,235	4,534	3,595
Interest income	431	874	1,485	2,850
Interest expense	(1,876)	(1,535)	(4,663)	(4,429)
Other-net	57	(828)	(945)	(2,472)

Total other income (expense)	(1,082)	4,229	3,699	6,948

Income (loss) before taxes	(31,588)	502	(48,098)	(31,768)

Income taxes (credit)	354	311	69,048	(12,451)

Net income (loss)	$(31,942)	$191	$(117,146)	$(19,317)

Basic net income (loss) per share	$(0.32)	$0.00	$(1.19)	$(0.20)
Diluted net income (loss) per share	$(0.32)	$0.00	$(1.19)	$(0.20)

Shares used in computing:
Basic net income (loss) per share	98,697	98,090	98,423	97,849
Diluted net income (loss) per share	98,697	98,213	98,423	97,849

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Balance Sheets
 (In thousands)
 (Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS

Current assets:
Cash & cash equivalents	$91,293	$150,651
Short-term investments	23,916	34,992
Accounts receivable, net	74,164	60,311
Inventories	120,729	115,290
Deferred income taxes & other current assets	2,159	18,329

Total current assets	312,261	379,573

Property, plant & equipment, net	88,378	93,597
Investment in Sumitomo Eaton Nova Corporation	66,220	57,868
Goodwill	47,948	40,682
Intangible assets	19,799	13,141
Deferred income taxes	—	57,136
Other assets	32,067	27,454

Total assets	$566,673	$669,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,032	$32,594
Accrued compensation	13,471	6,745
Warranty reserve	17,326	16,625
Income taxes payable	7,420	12,823
Other current liabilities	21,719	18,400

Total current liabilities	92,968	87,187

Convertible debt	125,000	125,000
Other long-term liabilities	3,270	4,756
Stockholders’ equity:
Common stock	99	98
Additional paid-in capital	450,803	447,533
Deferred compensation	(891)	(782)
Treasury stock - at cost	(1,218)	(1,218)
Retained earnings	(104,777)	12,369
Accumulated other comprehensive loss	1,419	(5,492)

Total stockholders’ equity	345,435	452,508

Total liabilities and stockholders’ equity	$566,673	$669,451

      See accompanying notes to consolidated financial statements.

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
 (In thousands)
 (Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(117,146)	$(19,317)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation	8,759	7,933
Amortization of intangible assets	1,294	1,095
Stock compensation expense	109	387
Deferred income taxes	73,685	(16,441)
Equity income of Sumitomo Eaton Nova Corporation	(4,534)	(3,595)
Changes in operating assets & liabilities:
Accounts receivable, net	(10,313)	(13,878)
Inventories	(2,390)	(2,092)
Other current assets	(163)	(520)
Accounts payable and other current liabilities	5,465	115
Income taxes payable	(5,407)	—
Other assets	(4,778)	150
Other-net	(1,057)	682

Net cash used by operating activities	(56,476)	(45,481)

Investing activities:
Acquisition of Matrix Integrated Systems, net of cash acquired	(14,418)	—
Sale of short-term investments, net	11,077	—
Expenditures for property, plant & equipment	(3,185)	(11,352)
Other-net	396	(1,056)

Net cash used by investing activities	(6,130)	(12,408)

Financing activities:
Proceeds from long-term debt, net	—	121,578
Proceeds from the exercise of stock options	175	104
Issuance of common stock from Employee Stock Purchase Plan	2,878	5,622

Net cash provided by financing activities	3,053	127,304

Effect of foreign exchange rate changes on cash	195	1,081

Net increase (decrease) in cash & cash equivalents	(59,358)	70,496
Cash & cash equivalents at beginning of period	150,651	124,177

Cash & cash equivalents at end of period	$91,293	$194,673

      See accompanying notes to consolidated financial statements.

AXCELIS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, except for adjustments to record a valuation allowance for deferred tax assets (see Note 7), considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2003.

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

2)      Revenue Recognition

The Company's revenue recognition policy involves significant judgment by management. As described in detail below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the complexity of the customer's post delivery acceptance provisions and installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance than we now experience, the Company may have to revise its revenue recognition policy, which could affect the timing of revenue recognition.

For revenue arrangements prior to July 1, 2003 Axcelis generally recognized the full sale price at the time of shipment to the customer. The costs of system installation at the customer's site were accrued at the time of shipment for installation and acceptance testing performance obligations incurred at the time of sale. The Company recognized the full sales price at the time of shipment as management believes that the customer's post delivery acceptance provisions and installation process were established to be routine, commercially inconsequential and perfunctory because the process was a replication of the pre-shipment procedures. Also, customer payment terms typically provide that the majority of the purchase price is payable upon shipment. Terms do generally contain delayed payment arrangements for a portion of the purchase price, which are typically time-based.

In November 2002, the Financial Accounting Standard Board reached a consensus on Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

For revenue arrangements occurring on or after July 1, 2003, the Company has revised its revenue recognition policy to comply with the provisions of EITF 00-21. Axcelis' revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon their estimated fair market value. The amount of revenue allocated to systems is done on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on the greater of the fair value of the undelivered elements or the portion of the sales price that will not be received until the elements are delivered, with the residual amount being allocated to systems revenue. The fair value of all other elements is based upon the price charged when these elements are sold separately. System revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue for installation services is recognized at the time of customer acceptance. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

Management continues to believe recognition of systems revenue at the time of shipment is appropriate because the customer's post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory because the process is a replication of the pre-shipment procedures. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications as outlined in the contract between the customer and Axcelis. To ensure that the customer's specifications are satisfied, per contract terms, many customers request that newer systems are to be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers for mature products generally do not require pre-shipment testing. Axcelis has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

In the small number of instances where Axcelis is unsure of meeting the customer's specifications upon shipment of the system, Axcelis will defer the recognition of systems revenue until written customer acceptance of the system. This deferral period is generally within twelve months of shipment.

Service revenue includes revenue from maintenance and service contracts, time and material services and sales of spare parts. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Revenue related to time and material services is recorded when the services are performed. Revenue related to spare parts sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

3)     Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method, and the assumed conversion of convertible debt using the if converted method, when dilutive.

4)      Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss)	$(31,942)	$191	$(117,146)	$(19,317)
Foreign currency translation adjustments	5,712	(1,795)	6,911	6,552

Comprehensive income (loss)	(26,230)	(1,604)	(110,235)	(12,765)

5)      Inventories
Inventories are carried at the lower of cost, determined using the first-in, first out (FIFO) method, or market. The components of inventory were as follows (in thousands):

	September 30,	December 31,

	2003	2002

Raw materials	$78,957	$80,642
Work-in-process	12,084	13,401
Finished goods	43,781	35,939

	134,822	129,982
Inventory allowances	(14,093)	(14,692)

	$120,729	$115,290

6)      Product Warranty

The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranty obligation and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company's product warranty liability for the nine month period ended September 30, 2003 are as follows (in thousands):

Balance at December 31, 2002	$16,625
Warranties and installations issued during the period	15,761
Settlements made during the period	(17,707)
Changes in liability for pre-existing warranties and installation during the period	2,647

Balance as of September 30, 2003	$17,326

7)      Stock-Based Compensation

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

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair values of the options are assumed to be amortized to expense over the options' vesting periods. Pro forma information related to options granted follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss)	$(31,942)	$191	$(117,146)	$(19,317)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,067)	(956)	(13,301)	(10,040)

Proforma net loss	(38,009)	(765)	(130,447)	(29,357)

Net loss per share
Basic - as reported	$(0.32)	$0.00	$(1.19)	$(.20)
Basic - pro forma	$(0.39)	$(0.01)	$(1.33)	$(0.30)

Diluted - as reported	$(0.32)	$0.00	$(1.19)	$(0.20)
Diluted - pro forma	$(0.39)	$(0.01)	$(1.33)	$(0.30)

8)      Deferred Income Taxes

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

During the second quarter of 2003, the Company entered a three year cumulative loss position and revised its projections of the amount and timing of future earnings. Due to these factors as well as the uncertainty of the amount and timing of profitability in future periods, the Company increased its valuation allowance as of June 30, 2003. This non-cash charge to earnings increased income tax expense by $69.7 million for the nine month period ended September 30, 2003.

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

9)      Acquisition of Matrix Integrated Systems

On July 3, 2003, the Company completed the acquisition of Matrix Integrated Systems, Inc. ("Matrix"), a photoresist dry strip equipment supplier based in Richmond, California for $14.0 million plus direct expenses of approximately $900,000. The acquisition was accounted for as a purchase. Accordingly, the results of operations of Matrix have been included in the Company's results of operations since the date of acquisition. Pro forma information is not presented because the acquisition is not considered material. The purchase price allocation is subject to refinement until all pertinent information related to the acquisition is obtained.

10)      Restructuring Charges

Restructuring charges of $4.7 million relate to severance and other benefits associated with reduction in force actions taken, during the third quarter of 2003 which reduced headcount by approximately 200 permanent positions. The majority of the severance payments will be made during the fourth quarter of 2003.

11)      Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied no later than December 31, 2003. The Company has determined that its equity investment in SEN does not constitute a variable interest entity that would require consolidation. Accordingly, the Company does not believe that FIN 46 will have any impact on its financial statements.

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

Overview

We are a worldwide producer of ion implantation, dry strip, rapid thermal processing and photostabilization equipment used in the fabrication of semiconductors. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. We own 50% of the equity of a joint venture, known as SEN, with Sumitomo Heavy Industries, Ltd. in Japan. SEN licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products to the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

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

Revenue Recognition

The Company's revenue recognition policy involves significant judgment by management. As described in detail below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the complexity of the customer's post delivery acceptance provisions and installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance than we now experience, the Company may have to revise its revenue recognition policy, which could affect the timing of revenue recognition.

For revenue arrangements prior to July 1, 2003 Axcelis generally recognized the full sale price at the time of shipment to the customer. The costs of system installation at the customer's site were accrued at the time of shipment for installation and acceptance testing performance obligations incurred at the time of sale. The Company recognized the full sales price at the time of shipment as management believes that the customer's post delivery acceptance provisions and installation process were established to be routine, commercially inconsequential and perfunctory because the process was a replication of the pre-shipment procedures. Also, customer payment terms typically provide that the majority of the purchase price is payable upon shipment. Terms do generally contain delayed payment arrangements for a portion of the purchase price, which are typically time-based.

In November 2002, the Financial Accounting Standard Board reached a consensus on Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

For revenue arrangements occurring on or after July 1, 2003, the Company has revised its revenue recognition policy to comply with the provisions of EITF 00-21. Axcelis' revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon their estimated fair market value. The amount of revenue allocated to systems is done on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on the greater of the fair value of the undelivered elements or the portion of the sales price that will not be received until the elements are delivered, with the residual amount being allocated to systems revenue. The fair value of all other elements is based upon the price charged when these elements are sold separately. System revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue for installation services is recognized at the time of customer acceptance. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

Management continues to believe recognition of systems revenue at the time of shipment is appropriate because the customer's post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory because the process is a replication of the pre-shipment procedures. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications as outlined in the contract between the customer and Axcelis. To ensure that the customer's specifications are satisfied, per contract terms, many customers request that newer systems are to be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers for mature products generally do not require pre-shipment testing. Axcelis has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

In the small number of instances where Axcelis is unsure of meeting the customer's specifications upon shipment of the system, Axcelis will defer the recognition of systems revenue until written customer acceptance of the system. This deferral period is generally within twelve months of shipment.

Service revenue includes revenue from maintenance and service contracts, time and material services and sales of spare parts. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Revenue related to time and material services is recorded when the services are performed. Revenue related to spare parts sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

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

During the second quarter of 2003, the Company entered a three year cumulative loss position and revised its projections of the amount and timing of future earnings. Due to these factors as well as the uncertainty of the amount and timing of profitability in future periods, the Company increased its valuation allowance as of June 30, 2003. This non-cash charge to earnings increased income tax expense by $69.7 million for the nine month period ended June 30, 2003.

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

During 2002, in accordance with SFAS No. 142, we ceased to amortize goodwill. In lieu of amortization, we perform an impairment review of our goodwill. Impairment tests are performed annually, or more frequently if there are other indicators of impairment. The annual impairment test consists of determining the fair market value of the business unit through a discounted cash flow analysis. Management's best judgments are employed in determining future market conditions that impact this discounted cash flow analysis. As a result of our annual review conducted as of December 31, 2002, we determined that there was no impairment of our goodwill. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations as a non-cash charge to earnings. Net goodwill amounted to $47.9 million as of September 30, 2003.

We assess the impairment of identifiable other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

— a significant underperformance relative to expected historical or projected future operating results;

— a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

— a significant negative industry or economic trend; and

— our market capitalization relative to net book value.

As part of this assessment, we would review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, other than goodwill, amounted to $19.8 million as of September 30, 2003.

Accounts Receivable—Allowance for Doubtful Accounts

Axcelis records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Axcelis' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. The allowance for doubtful accounts amounted to $3.6 million as of September 30, 2003.

Inventory—Allowance for Excess and Obsolescence

Axcelis records an allowance for estimated excess and obsolete inventory. The allowance is based upon management's assumptions of future materials usage and obsolescence, based on estimates of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required. The allowance for excess and obsolete inventory amounted to $14.1 million as of September 30, 2003.

Product Warranty Reserve

Axcelis provides for the estimated cost of product warranties at the time of shipment. The Company's warranty obligation is affected by product failure rates, material usage and service labor costs incurred in correcting a product failure. If actual product failure rates, material usage or service labor costs differ from management's estimates, revisions to the estimated warranty liability may be required. The company's estimated warranty liability was $17.3 million as of September 30, 2003.

Results of Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6	39.1	30.3	34.8
Other costs and expenses:
Research and development	27.6	19.4	21.4	22.3
Selling	20.3	11.7	15.7	13.9
General and administrative	18.4	11.6	13.4	14.1
Amortization of intangible assets	1.0	0.4	0.6	0.4
Restructuring	8.0	—	2.1	—

Total operating expenses	75.3	43.1	53.2	50.7

Loss from operations	(51.7)	(4.0)	(22.9)	(15.9)

Other income (expense):
Royalty income of Sumitomo Eaton Nova Corporation	0.3	3.7	1.5	3.0
Royalty income—other	0.1	—	—	—
Equity income of Sumitomo Eaton Nova Corporation	0.1	2.4	2.0	1.5
Interest income	0.7	0.9	0.7	1.2
Interest expense	(3.2)	(1.7)	(2.1)	(1.8)
Other-net	0.1	(0.9)	(0.4)	(1.0)

Total other income (expense)	(1.8)	4.4	1.7	2.9

Income (loss) before income taxes	(53.5)	0.5	(21.3)	(13.0)
Income taxes (credit)	0.6	0.3	30.5	(5.1)

Net income (loss)	(54.1)%	0.2%	(51.8)%	(7.9)%

Net Sales

Net sales for the third quarter of fiscal 2003 were $59.0 million, a decrease of $34.1 million, or 36.6%, from $93.1 million in the third quarter of 2002. Net sales for the nine months ended September 30, 2003 were $226.1 million, a decrease of $18.1 million, or 7.4%, from $244.2 million for the same period in fiscal 2002. The changes in net sales from comparable periods in 2002 were primarily attributable to the timing of orders received from and related shipments of products to our semiconductor manufacturing customers. Additionally, $4.2 million of the decrease in net sales for the three and nine months ended September 30, 2002 is due to the adoption of EITF 00-21 which became effective for revenue transactions occurring after June 30, 2003 (see "Critical Accounting Policies— Revenue Recognition"). The Company does not believe the changes in sales volumes during the three and nine month periods ended September 30, 2003, as compared to the same periods in 2002, reflect any significant changes in the levels of capital spending during these periods within the semiconductor manufacturing industry. (See "Outlook").

Gross Profit

Gross profit for the third quarter of fiscal 2003 was $13.9 million, a decrease of $22.5 million, or 61.9%, from $36.4 million in the third quarter of fiscal 2002. Gross profit for the nine months ended September 30, 2003 was $68.6 million, a decrease of $16.5 million, or 19.4%, from $85.1 million for the same period in fiscal 2002. Gross profit as a percentage of net sales decreased to 23.6% in the third quarter of fiscal 2003 from 39.1% in the comparable prior period. The decrease in gross profit percentage during the third quarter is related principally to reduced selling prices caused by a competitive market environment, a change in revenue recognition policy associated with the adoption of EITF 00-21 (approximately 2.5%), and increased warranty costs associated with 300mm tools (approximately 7.2%). For the nine months ended September 30, 2003, gross profit as a percentage of net sales decreased to 30.3% from 34.8% for the nine months ended September 30, 2002. For the nine month period, gross profit decreased primarily for the reasons described above, and was partially offset by an increased percentage of higher margin 200mm equipment sales. Sales of 200mm products constituted approximately 70.7% of systems sales for the nine months ended September 30, 2003 compared to 61.6% in the comparable period of 2002.

Operating Expenses

Operating expenses were 75.3% of net sales or $44.4 million for the three months ended September 30, 2003 compared to 43.1% or $40.2 million for the three months ended September 30, 2002. The increase of $4.2 million relates principally to restructuring charges of $4.7 million recognized in the third quarter of 2003. Operating expenses were 53.2% of net sales or $120.4 million for the nine months ended September 30, 2003 compared to 50.7% or $123.8 million for the nine months ended September 30, 2002 reflecting a decrease in spending of $3.4 million. The $3.4 million decrease is primarily due to a decrease of $6.0 million in R&D expenses and a decrease of $2.3 million in SG&A expenses, both of which are partially offset by restructuring costs of $4.7 million. For the nine months ended September 30, 2003 the decrease in R&D expenses was due principally to the completion and release of all 300mm products in the second half of 2002 and the associated reduction in headcount-related and material costs. The decreases in SG&A expenses for the nine months ended September 30, 2003 are attributable to lower costs associated with programmed headcount reductions and an adjustment of $1.7 million recorded in the second quarter to reflect a change in estimate relating to an unfunded pension expense and other benefit claims recorded in prior periods.

The restructuring costs described above in the amount of $4.7 million reflected in both the three and nine month periods ended September 30, 2003 relate to severance and other benefits associated with reduction in force actions to reduce headcount by approximately 200 permanent positions the Company took during the third quarter of 2003. The majority of the severance payments will be made in the fourth quarter of 2003. The Company estimates the annual savings from the restructuring to approximate $18.5 million, benefits from which will start to be realized in the fourth quarter of 2003.

Loss From Operations

Loss from operations was $30.5 million for the third quarter of fiscal 2003 as compared to a loss of $3.7 million for the third quarter of fiscal 2002. Loss from operations was $51.8 million for the nine months ended September 30, 2003 as compared to a loss of $38.7 million for the nine months ended September 30, 2002. The decreases were primarily a result of the factors described above.

Other Income (Expense)

Other expense was $1.1 million for the third quarter of fiscal 2003 as compared to other income of $4.2 million for the third quarter of fiscal 2002. Other income (expense) was $3.7 million for the nine months ended September 30, 2003 as compared to $6.9 million for the nine months ended September 30, 2002 reflecting a decrease of $3.2. Total other income includes royalty income and equity income from SEN. Royalty income from SEN was $0.2 million and $3.2 million for the three and nine months ended September 30, 2003, respectively, compared to $3.5 million and $7.4 million for the corresponding periods of 2002. The change in revenue recognition policy to comply with the provisions of EITF 00-21 had the effect of reducing the combined contribution (royalties and equity income) from SEN by approximately $7.8 million for the three and nine month periods ended September 30, 2003. Other fluctuations in royalty and equity contributions from SEN reflect changes in its sales volume and operating earnings resulting from changes in the Japanese semiconductor market.

Interest expense relates to the Company's $125 million convertible subordinated note offering completed in January 2002.

Income Taxes (Credit)

Income taxes for the nine months ended September 30, 2003 consist primarily of a valuation allowance of $69.7 million recorded at June 30, 2003 to reduce the carrying value of deferred tax assets to zero.

Net Income (Loss)

The Company incurred a net loss of $31.9 million in the third quarter of fiscal 2003 as compared to net income of $0.2 million in the third quarter of fiscal 2002. The increase was principally a result of the factors discussed above. Our loss per share (basic and diluted) was $0.32 in the third quarter of fiscal 2003 and $1.19 for the nine months ended September 30, 2003. Our loss per share (basic and diluted) was $0.00 in the third quarter of 2002 and $0.20 for the nine months ended September 30, 2002.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2003, cash and cash equivalents were $91.3 million as compared with $150.7 million as of December 31, 2002. Short-term investments were $23.9 million as of September 30, 2003 compared to $35.0 million at December 31, 2002. The decrease in the combined amount of cash, cash equivalents and short-term investments from December 31, 2002 resulted principally from operating losses, the acquisition of Matrix Integrated Systems, Inc. and increases in accounts receivable and inventory. Increases in accounts receivable reflect a high proportion of shipments in September 2003. The Company has increased its inventory levels at September 30, 2003 in anticipation of higher fourth quarter shipments based on significant increases in orders received during the third quarter of 2003.

Net working capital was $219.3 million at September 30, 2003 as compared to net working capital of $292.4 million at December 31, 2002. The reduction in working capital is attributable principally to the loss before income taxes and the recognition of a valuation allowance relating to the current portion of deferred tax assets.

Capital expenditures were $3.2 million in the first nine months of fiscal 2003 and $11.4 million in the first nine months of fiscal 2002. The decrease in capital expenditures for the nine months ended September 30, 2003 was principally due to the completion of the Company's addition to its Beverly, Massachusetts facility during the first half of fiscal 2002. The amount of future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business.

The Company has a $50 million revolving line of credit facility, the term of which has been amended to expire October 2006. At September 30, 2003, there were no outstanding borrowings under the revolving credit facility.

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

Outlook

The Company's performance for the three and nine month periods ended September 30, 2003 was directly related to the continuing low levels of capital expenditures by semiconductor manufacturers, especially manufacturers opening new or expanding existing fabrication facilities. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures. Currently, management along with industry and economic analysts, believe that semiconductor manufacturers are looking to expand capacity and increase capital spending over the next twelve to twenty-four months. Based on bookings received in the third quarter the Company believes it will begin to realize benefits in terms of increased revenues and improved operating performance from this anticipated upturn in capital spending during the fourth quarter of 2003.

Also during the first nine months of 2003, the Company experienced increased competitive pricing pressure at strategic accounts, and management expects that this pressure will continue for the remainder of 2003.

Management has continued its ongoing actions to reduce manufacturing costs as well as decrease research and development and SG&A expense. During the third quarter of 2003, the Company took actions to reorganize the business and eliminate 200 permanent positions. These actions are estimated to result in annual savings of $18.5 million, the benefit of which will begin to be realized in the fourth quarter of 2003.

On October 27, 2003, the Company announced its expectation that its revenues for the fourth quarter of fiscal 2003 will be in the range of $88 to $93 million, an increase of 49% to 58% in comparison to the reported revenues for the third quarter of 2003. On these forecast revenues, management stated on October 27, 2003 that gross margins are expected to be in the mid 30% range and the results of operations for the fourth quarter of 2003 are forecast at break-even. Management is continuing to manage the Company's cost structure on a quarterly basis with the objective of returning to profitability, while at the same time making sure that the Company has the right resources for an upturn in demand for its systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in our Form 10-K for the year ended December 31,2002 under Management's Discussion and Analysis - Outlook and Exhibit 99.1 filed herewith.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 8, 2001, we filed a lawsuit against Applied Materials, Inc. ("Applied") in the United States District Court for the District of Massachusetts. The complaint alleged that Applied's medium current/high energy ion implanter machine launched in November 2000 infringes our patent for ion implantation equipment using radio frequency linear accelerator technology. We have also alleged that Applied unlawfully interfered with our existing and future contracts. On January 18, 2001, we filed a motion for a preliminary injunction for the reason, among others, that infringement at the time of transition between equipment capable of handling 200 mm wafers and equipment capable of handling 300 mm wafers would irreparably harm us. Through this motion, we asked the court to stop Applied from manufacturing, selling or offering to sell its medium current/high energy ion implanter machine and to order Applied to remove all Axcelis patented technology from implanters that Applied may have placed in chipmakers' plants for process development trials. Applied filed counterclaims of unfair competition, defamation, and tortious interference with prospective economic advantage, all of which it contends arise from certain communications allegedly made by Axcelis about the lawsuit and its claims of infringement.

A jury trial on the sole issue of infringement commenced on June 16, 2003. On July 2, 2003, the jury issued a verdict in favor of Applied Materials. The Company filed a notice of appeal in August 2003, which was docketed with the Federal Circuit Court for the First Circuit in September 2003. While there can be no assurance of a favorable outcome from an appeal, we continue to believe our claims are meritorious. The appeal is being handled on a capped contingency basis by our outside litigation counsel and we expect the requisite investment in legal expense to pursue this appeal will be minimal. The patent at issue expires in mid 2005.

Item 5. Other Information

On October 23, 2003, R. John Fletcher joined our Board of Directors. Mr. Fletcher is the founder of Fletcher Spaght, Inc., a strategy consulting firm focused on high technology businesses.

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

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 13, 2003. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 13, 2003. Filed herewith.
32.1

Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 13, 2003. Filed herewith.

32.2

Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 13, 2003. Filed herewith.

99.1	Factors Affecting Future Operating Results for the Form 10-Q for the period ended September 30, 2003. Filed herewith.

b) Reports on Form 8-K

   (i) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 29, 2003 relating to the Company's announcement of earnings for its quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

Dated:   November 14, 2003

By:	/s/ Stephen G. Bassett

Stephen G. Bassett
Chief Financial Officer Duly authorized officer and Principal financial officer