Form 10-Q
period 2004-06-30
AXCELIS TECHNOLOGIES INC
filed 2004-08-06
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004 there were 99,949,743 shares of the registrant’s common stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AXCELIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Systems	$106,834	$53,910	$198,590	$106,477
Services	41,178	30,761	80,270	60,599
Royalties, primarily Sumitomo Eaton Nova Corporation	3,336	1,258	6,713	3,023
	151,348	85,929	285,573	170,099
Cost of revenue	82,948	57,655	166,997	112,385
Gross profit	68,400	28,274	118,576	57,714

Operating expenses
Research & development	15,927	15,927	31,364	32,103
Selling	12,836	11,509	24,435	23,607
General & administrative	11,607	9,099	22,702	19,542
Amortization of intangible assets	612	365	1,224	730
	40,982	36,900	79,725	75,982

Income (loss) from operations	27,418	(8,626)	38,851	(18,268)

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	7,578	1,298	13,147	4,493
Interest income	338	523	634	1,054
Interest expense	(1,702)	(1,571)	(3,374)	(3,111)
Other—net	(55)	(557)	(646)	(678)
	6,159	(307)	9,761	1,758

Income (loss) before income taxes	33,577	(8,933)	48,612	(16,510)
Income taxes (credit)	(894)	69,945	560	68,694
Net income (loss)	$34,471	$(78,878)	$48,052	$(85,204)

Basic net income (loss) per share	$0.35	$(0.80)	$0.48	$(0.87)
Diluted net income (loss) per share	0.33	(0.80)	0.47	(0.87)

Shares used in computing
Basic net income (loss) per share	99,286	98,289	99,247	98,284
Diluted net income (loss) per share	107,763	98,289	107,724	98,284

See accompanying Notes to Consolidated Financial Statements

AXCELIS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets
Cash & cash equivalents	$139,095	$93,249
Restricted cash	3,370	3,800
Short-term investments	18,616	14,972
Accounts receivable, net	106,756	73,751
Inventories	122,259	123,985
Other current assets	16,356	20,102
Total current assets	406,452	329,859

Property, plant & equipment, net	77,604	80,927
Investment in Sumitomo Eaton Nova Corporation	85,455	73,327
Goodwill	46,773	46,774
Intangible assets	18,895	20,119
Restricted cash, long-term portion	2,616	2,616
Other assets	27,783	31,973
	$665,578	$585,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,731	$36,335
Accrued compensation	19,224	15,061
Warranty	15,762	17,000
Income taxes	5,694	7,109
Deferred revenue	30,923	14,441
Other current liabilities	14,218	11,925
Total current liabilities	126,552	101,871

Long-term debt	125,000	125,000
Other long-term liabilities	10,683	5,474
Stockholders’ equity
Preferred stock	—	—
Common stock	100	99
Additional paid-in capital	454,550	451,389
Deferred compensation	(590)	(811)
Treasury stock	(1,218)	(1,218)
Retained earnings deficit	(53,455)	(101,507)
Accumulated other comprehensive income	3,956	5,298
	403,343	353,250
	$665,578	$585,595

See accompanying Notes to Consolidated Financial Statements

AXCELIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June30,
	2004	2003

Operating activities
Net income (loss)	$48,052	$(85,204)
Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	10,006	11,712
Amortization of intangible assets	1,224	730
Stock compensation expense, net of forfeitures	133	85
Undistributed income of Sumitomo Eaton Nova Corporation	(13,147)	(4,493)
Deferred income taxes	—	73,685
Changes in operating assets & liabilities
Accounts receivable	(33,151)	(9,900)
Inventories	1,219	6,243
Other current assets	(2,669)	(3,106)
Accounts payable & other current liabilities	9,641	(7,816)
Deferred revenue	21,508	—
Income taxes	(1,415)	(5,340)
Other assets and liabilities	(343)	(6,875)
Other—net	—	(1,777)
Net cash provided by (used for) operating activities	41,058	(32,056)
Investing activities
Purchases of short-term investments, net	(3,644)	(1,934)
Proceeds from sale of building	5,958	—
Expenditures for property, plant & equipment	(1,995)	(2,170)
Decrease in restricted cash	430	135
Other-net	—	75
Net cash provided by (used for) investing activities	749	(3,894)
Financing activities
Proceeds from the exercise of stock options	1,310	—
Proceeds from employee stock purchase plan	2,436	2,147
Net cash provided by financing activities	3,746	2,147
Effect of exchange rate changes on cash	293	(91)

Net increase (decrease) in cash & cash equivalents	45,846	(33,894)
Cash & cash equivalents at beginning of period	93,249	146,298
Cash & cash equivalents at end of period	$139,095	$112,404

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature (except for adjustments to record a valuation allowance for deferred tax assets in 2003 and to record the reversal of income taxes payable in 2004 (see Note 9) and to reflect a change in estimate relating to unfunded pension liabilities and other benefit claims in 2003 (see Note 10)), considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

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

Axcelis’ revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to each element, except systems, based upon its estimated fair market value. The amount of revenue allocated to systems is calculated on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements, with the residual amount being allocated to systems revenue.  The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the “retention”) plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon hourly rates and the estimated time to complete the service.  The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately.  System revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue for installation services is recognized at the time of customer acceptance. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

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

In the small number of instances where Axcelis is unsure of meeting the customer’s specifications or obtaining customer acceptance upon shipment of the system or for initial shipments of systems with new technologies, Axcelis will defer the recognition of systems revenue until written customer acceptance of the system. This deferral period is generally within twelve months of shipment.

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

Note 3.          Net Income (Loss) Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share includes the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.  A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$34,471	99,286	$0.35	$48,052	99,247	$0.48

Effect of Diliutive Securities
Options		2,227			2,227
Convertible bonds		6,250			6,250
Interest on convertible bonds, net of tax	1,448			2,897

Dilued EPS
Income available to common stockholders adjusted for options and conversion of bonds	$35,919	107,763	$0.33	$50,949	107,724	$0.47

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$(78,878)	98,289	$(0.80)	$(85,204)	98,284	$(0.87)

Effect of Diliutive Securities	—	—	—	—	—	—

Diluted EPS
Income available to common stockholders adjusted for options and conversion of bonds	$(78,878)	98,289	$(0.80)	$(85,204)	98,284	$(0.87)

The Company has excluded 6,511 and 6,514 of common stock equivalents attributable to outstanding stock options and restricted stock, computed using the treasury stock method, and conversion of the notes, computed using the if converted method, from the computation of diluted earnings per share for the three and six months ended June 30, 2003, respectively, because they were not dilutive.

Note 4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$34,471	$(78,878)	$48,052	$(85,204)
Foreign currency translation adjustments	(4,076)	803	(1,342)	1,199
Comprehensive income (loss)	$30,395	$(78,075)	$46,710	$(84,005)

Note 5.  Inventories

The components of inventories follow:

	June 30, 2004	December 31, 2003

Raw materials	$82,954	$84,773
Work-in-process	32,751	32,292
Finished goods	6,554	6,920
	$122,259	$123,985

Note 6.  Restructuring

In 2003 the Company recorded a restructuring charge of $4.9 million related to severance and other benefits associated with reduction in force actions, which reduced headcount by approximately 200 permanent positions.  At June 30, 2004, $4.7 million had been paid, of which $0.3 million was paid in the second quarter of 2004 and $0.7 million was paid during the six months ended June 30, 2004.  The remaining balance of $0.2 million is expected to be paid by the end of the third quarter of 2004.

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

Changes in the Company’s product warranty and installation liability are as follows:

	2004	2003
Balance at December 31	$17,000	$16,625
Warranties and installations issued during the period	13,526	12,875
Settlements made during the period	(15,014)	(12,949)
Changes in liability for pre-existing warranties and installation during the period	250	(1,603)
Balance as of June 30	$15,762	$14,948

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

As required by SFAS No. 123 the following pro forma information is presented as if Axcelis had accounted for stock-based awards to its employees granted subsequent to 1995 under the fair value method. The fair values of the options granted and shares purchased under the Employee Stock Purchase Plan have been estimated at the date of grant using the Black-Scholes options valuation model.  The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because Axcelis’ options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

For purposes of the following pro forma information, the estimated fair values of the options are assumed to be amortized to expense over the options’ vesting periods.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$34,471	$(78,878)	$48,052	$(85,204)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,070)	(4,178)	(10,394)	(9,364)
Pro forma net income (loss)	$28,401	$(83,056)	$37,658	$(94,568)

Net income (loss) per share
Basic – as reported	$0.35	$(0.80)	$0.48	$(0.87)
Basic – pro forma	0.29	(0.85)	0.38	(0.96)

Diluted – as reported	$0.33	$(0.80)	$0.47	$(0.87)
Diluted – pro forma	0.28	(0.85)	0.37	(0.96)

Note 9.  Income Taxes

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

As of March 31, 2003 and December 31, 2002, the Company’s evaluation of the realization of these assets was based upon evidence of cumulative historical profitability and estimates of future taxable income. The Company was profitable in year 2000 but was not profitable in years 2001 and 2002. Projections of future earnings were based on revenue assumptions consistent with industry forecasts for the next three years along with the necessary operating expenses to support the Company’s revenue assumptions. Based on these projections, the Company estimated that the loss carryforwards would be fully utilized.  During the second quarter of 2003, the Company entered a three year cumulative loss position and revised its projections of the amount and timing of future earnings. Due to these factors as well as the uncertainty of the amount and timing of profitability in future periods, the Company increased its valuation allowance by $69.7 million to record a full valuation allowance for all future tax benefits during the second quarter of 2003.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize such future tax benefits in its future results of operations. However, going forward, if there is sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

Income tax expense, primarily attributable to foreign operations, for the three and six month periods ended June 30, 2004 has been reduced by $4.0 million from reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved in the second quarter of 2004.

Note 10. General and Administrative Expenses

General and administrative expenses for the three and six month periods ended June 30, 2003 were reduced by $1.7 million, representing an adjustment to reflect a change in estimate relating to an overaccrual for unfunded pension liabilities and other benefit claims recorded in prior periods.

Note 11.  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 provides a new consolidation model that determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied no later than March 31, 2004. The Company has determined that its equity investment in SEN does not constitute a variable interest entity that would require consolidation. Accordingly, FIN 46 did not have any impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources,” “Outlook,” and “Risk Factors” in this MD&A. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers.  Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of the Company’s control.  As a result, the Company’s revenues and gross margins, to the extent affected by increases or decreases in volume, can fluctuate significantly from year to year and period to period.  The Company’s expense base is largely fixed and does not vary significantly with changes in volume.  Therefore, the Company expects to experience significant fluctuations in operating results and cash flows depending on the level of capital expenditures by semiconductor equipment manufacturers.

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

Axcelis’ revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to each element, except systems, based upon its estimated fair market value.  The amount of revenue allocated to systems is calculated on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements, with the residual amount being allocated to systems revenue.  The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the “retention”) plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon hourly rates and the estimated time to complete the service.  The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately.  System revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue for installation services is recognized at the time of customer acceptance. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

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

In the small number of instances where Axcelis is unsure of meeting the customer’s specifications or obtaining customer acceptance upon shipment of the system or for initial shipments of systems with new technologies, Axcelis will defer the recognition of systems revenue until written customer acceptance of the system. This deferral period is generally within twelve months of shipment.

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

As of March 31, 2003 and December 31, 2002, the Company’s evaluation of the realization of these assets was based upon evidence of cumulative historical profitability and estimates of future taxable income. The Company was profitable in year 2000 but was not profitable in years 2001 and 2002. Projections of future earnings were based on revenue assumptions consistent with industry forecasts for the next three years along with the necessary operating expenses to support the Company’s revenue assumptions. Based on these projections, the Company estimated that the loss carryforwards would be fully utilized within three years.  During the second quarter of 2003, the Company entered a three year cumulative loss position and revised its projections of the amount and timing of future earnings. Due to these factors as well as the uncertainty of the amount and timing of profitability in future periods, the Company increased its valuation allowance by $69.7 million to record a full valuation allowance for all future tax benefits during the second quarter of 2003.

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

Goodwill and Other Intangible Assets

We account for our acquisitions under the purchase method of accounting pursuant to Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” Goodwill represents the excess of cost over net assets, including all identifiable intangible assets of acquired businesses that are consolidated. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their useful lives. Such other identifiable intangible assets consist mainly of developed technology and customer related intangibles and are generally amortized over periods ranging from five to ten years. We have determined that all of our other intangible assets have finite lives.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

	Three months ended June,		Six months ended June,
	2004	2003	2004	2003

Revenue
Systems	70.6%	62.7%	69.5%	62.6%
Services	27.2	35.8	28.1	35.6
Royalties	2.2	1.5	2.4	1.8
	100.0	100.0	100.0	100.0

Gross profit	45.2	32.9	41.5	33.9

Other costs and expenses
Research & development	10.5	18.5	11.0	18.9
Selling	8.5	13.4	8.6	13.9
General & administrative	7.7	10.6	7.9	11.5
Amortization of intangible assets	0.4	0.4	0.4	0.4

Income (loss) from operations	18.1	(10.0)	13.6	(10.7)

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	5.0	1.5	4.6	2.6
Interest income	0.2	0.6	0.2	0.6
Interest expense	(1.1)	(1.8)	(1.2)	(1.8)
Other-net	—	(0.6)	(0.2)	(0.4)

Income (loss) before income taxes	22.2	(10.4)	17.0	(9.7)
Income taxes (credit)	(0.6)	81.4	0.2	40.4
Net income (loss)	22.8%	(91.8)%	16.8%	(50.1)%

Revenue

Revenue from systems was $106.8 million, or 70.6% of revenue for the second quarter of 2004 versus revenue from systems of $53.9 million, or 62.7% of revenue for the second quarter of 2003.  Revenue from systems was $198.6 million, or 69.5% of revenue for the six months ended June 30, 2004 versus revenue from systems $106.5 million, or 62.6% of revenue for the six months ended June 30, 2003.  The increase in sales of systems was primarily attributable to strong market demand resulting from high levels of chip production by our semiconductor manufacturing customers.

On a product basis, approximately 72% of revenue from systems for the second quarter of 2004 was from the sale of 200mm (8 inches) products and 28% was from the sale of 300mm (12 inches) products compared with 75% and 25%, respectively, for the second quarter of 2003.  For the six months ended June 30, 2004 approximately 63% of systems revenue was from 200mm products and 37% was from 300mm products compared with 69% and 31%, respectively, for the six months ended June 30, 2003.  Sales of 200mm products continue to be strong due to the expansion of existing 200 mm production capacity which has outpaced the investment in new 300 mm fabrication facilities.

Service revenue, which includes spare parts, equipment upgrades and maintenance services, was $41.2 million, or 27.2% of revenue for the second quarter of 2004, compared with $30.8 million, or 35.8% of revenue, for the second quarter of 2003.  Service revenue was $80.3 million, or 28.1% of revenue for the six months ended June 30, 2004, compared with $60.6 million, or 35.6% of revenue for the six months ended June 30, 2003.  The demand for our services increased primarily as a result of improved capacity utilization by our customers.

Royalties for the second quarter were $3.3 million, or 2.2% of revenue, in the second quarter of 2004, compared with $1.3 million, or 1.5% of revenue, in the second quarter of 2003.  Royalties for the six months ended June 30, 2004 were $6.7 million, or 2.4% of revenue, compared with $3.0 million, or 1.8% of revenue, in the six months ended June 30, 2003.

Royalties increased by $2.0 million in the second quarter of 2004 compared with the second quarter of 2003 and by $3.7 million in the first half of 2004 due to higher SEN sales volume reflecting growth in demand for equipment by Japanese semiconductor manufacturers.

Revenue from sales of ion implantation products and services for the second quarter accounted for $120.9 million, or 79.9%, of total revenue in the second quarter of 2004, compared with $59.5 million, or 69.3%, of total revenue in the second quarter of 2003.  Revenue from sales of ion implantation products and services for the six months ended June 30, 2004 accounted for $236.2 million, or 82.7%, of total revenue, compared with $126.7 million, or 74.5%, of total revenue for the six months ended June 30, 2003.  The higher proportion of total revenue from the sale of ion implantation products and services in 2004 is a result of capacity expansion and investment in new technology by semiconductor manufacturers whereby capital spending for ion implantation products has outpaced increases in total wafer fab equipment spending.

Revenue from sales of other products and services, including dry strip products, photostabilization products and rapid thermal processing systems, accounted for $30.4 million, or 20.1%, of total revenue in the second quarter of 2004, compared with $26.4 million, or 30.7%, of total revenue in the second quarter of 2003.  Revenue from sales of other products and services for the six months ended June 30, 2004 accounted for $49.4 million, or 17.3%, of total revenue, compared with $43.4 million, or 25.5%, of total revenue for the six months ended June 30, 2003.  As discussed above, the lower proportion of revenue from sales of other products and services is the result of capital spending for ion implantation products outpacing total water fabrication equipment spending.

Gross Profit

Gross profit was 45.2% of revenue in the second quarter of 2004 compared with gross profit of 32.9% of revenue in the second quarter of 2003.  Gross profit was 41.5% of revenue for the six months ended June 30, 2004 compared with gross profit of 33.9% of revenue for the six months ended June 30, 2003.  Increased sales volume and the related increased absorption of fixed manufacturing costs were the primary drivers of the increase in gross profit in both the second quarter and six months ended June 30, 2004, as well as improved pricing due to favorable market conditions which have provided increased demand and an expanded customer base.  Improved pricing accounted for approximately 3.1 of the 7.6 point increase in gross profit for the six months ended June 30, 2004.

Research and Development

Research and development expense was $15.9 million in the second quarter of 2004.  While the components of research and development expense varied from year to year, the total amount of research and development expense did not change compared with the second quarter of 2003.  Research and development expense was $31.4 million for the six months ended June 30, 2004, a decrease of  $0.7 million, or 2.3%, compared with $32.1 million for the six months ended June 30, 2003 due primarily to lower R&D utilized demo tool amortization.  Quarterly fluctuations are attributable principally to the timing of projects.

Selling

Selling expense was $12.8 million in the second quarter of 2004, an increase of $1.3 million, or 11.5%, compared with $11.5 million in the second quarter of 2003 primarily due to increased customer support and evaluation tool support costs, as well as increased variable compensation, offset in part by a lower salary expense due to an approximate 10% reduction in headcount.  Selling expense was $24.4 million for the six months ended June 30, 2004, an increase of $0.8 million, or 3.5%, compared with $23.6 million for the six months ended June 30, 2003 primarily due to increased customer and evaluation tool support costs, as well as increased variable compensation, offset in part by a lower salary expense due to an approximate 10% reduction in headcount.

General and Administrative

General and administrative expense was $11.6 million in the second quarter of 2004, an increase of $2.5 million, or 27.6%, compared with $9.1 million in the second quarter of 2003.  General and administrative expense was $22.7 million for the six months ended June 30, 2004, an increase of $3.2 million, or 16.4%, compared with $19.5 million for the six months ended June 30, 2003.  General and administrative expense increased in the second quarter and six months ended June 30, 2004 due primarily to increased variable compensation as well as a $1.7 million adjustment recorded in the second quarter of 2003 related to a change in the estimated unfunded pension expense and other benefit claims recorded in prior periods.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 million in the second quarter of 2004, an increase of $0.2 million, or 67.7%, compared with $0.4 million in the second quarter of 2003.  Amortization of intangible assets was $1.2 million for the six months ended June 30, 2004, an increase of $0.5 million, or 67.7%, from $0.7 million for the six months ended June 30, 2003.  The increase in amortization is due primarily to the incremental amortization of intangible assets arising from the July 2003 acquisition of Matrix Integrated Systems, Inc.

Other Income (Expense)

Total other income was $6.2 million in the second quarter of 2004, an increase of $6.5 million compared with ($0.3) million in the second quarter of 2003.  Total other income was $9.8 million for the six months ended June 30, 2004, an increase of $8.0 million compared with $1.8 million for the six months ended June 30, 2003.  Other income consists primarily of equity income from SEN, which increased by $6.3 million and $8.6 million, respectively, for the three and six months ended June 30, 2004, compared with the same periods in 2003, due to higher SEN sales volume and profitability.

Income Taxes (Credit)

Income tax expense for the three and six month periods ended June 30, 2004 has been reduced by $4.0 million from reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved in the second quarter of 2004.  In 2004 the income tax provision is set at an estimated annual effective rate of 9%.  Income tax expense relates principally to operating results of foreign entities in jurisdictions where the Company is taxable.  Income tax expense attributable to U.S. operations is minimal because taxable income derived from the current year operating results is substantially offset by available net operating loss carryforwards.

The Company recorded income tax expense of $69.9 million and $68.7 million for the three and six months ending June 30, 2003.  Income taxes in 2003 consisted primarily of a valuation allowance of $69.7 million recorded at June 30, 2003 to reduce the carrying value of deferred tax assets to zero.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2004 were $157.7 million compared with $108.2 million at December 31, 2003.  The $49.5 million increase in cash, cash equivalents and short-term investments is mainly attributable to $41.1 million in cash generated by operations, $6 million in net proceeds from the sale of a building located in Beverly, Massachusetts in January 2004, and $3.7 million in proceeds from the exercise of stock options and the stock purchases under the Employee Stock Purchase Plan.

Net working capital was $279.9 million at June 30, 2004 compared with $228.0 million at December 31, 2003.  The $51.9 increase in net working capital is attributable principally to the Company’s results of operations.

Capital expenditures were $2.0 million and $2.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company has no significant capital projects planned for 2004 and total capital expenditures are projected to be at or below depreciation expense.  Future capital expenditures beyond 2004 will depend on a number of factors, including the timing and rate of the expansion of our business.

Expenditures for demo tools, used in-house for research and development and training, and evaluation tools, which are located at customer's sites and are being evaluated for potential purchase, were approximately $5.6 million and $1.1 million for the first six months of 2003 as a result of a reduction in spending in response to existing market conditions in 2003.  As market conditions began to improve in the latter half of 2003, spending on demo tools increased, resulting in full year spending of approximately $6.1 million.  The Company expects to spend at least this amount for the full year of 2004.  Demo and evaluation tools are reflected in other assets on the balance sheet.

The Company has no off-balance sheet arrangements.

In October 2003 the Company renegotiated its $50 million revolving credit facility to extend the maturity to October

2006.  The purpose of the facility is to provide funds for working capital and general corporate purposes as required.  To the extent that the Company has borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage.  The Company currently has no plans to borrow against the facility but may use the facility to support letters of credit in the future.  The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other restrictive covenants including minimum levels of tangible net worth, liquidity, profitability and indebtedness as well as maximum levels of capital spending.  At June 30, 2004, the Company was in compliance with all covenants.

Axcelis’ liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. See “Outlook” below.  Although our cash requirements fluctuate based on the timing and extent of these factors, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

The Company has standby letters of credit of approximately $3.4 million to support certain operating lease obligations, workers’ compensation insurance, and certain value added tax claims in Europe.  In addition, the Company has guarantees and surety bonds of approximately $9.1 million related to value added tax refunds in Europe.  Of these standby letters of credit, guarantees and surety bonds, $6.0 million is cash collateralized at June 30, 2004.  This is reflected as restricted cash on the balance sheet.

Outlook

The Company’s performance for the quarter ended June 30, 2004 was directly related to semiconductor manufacturers’ increasing levels of capital expenditures to open new fabrication facilities and expand existing ones, as well as operational improvements implemented by the Company in recent quarters.  The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers’ fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures.  Currently, management believes that semiconductor manufacturers will continue to invest in capacity expansions and new technology through at least 2004.  Based on bookings received in the first half of 2004, the Company believes it will realize benefits in terms of continuing high levels of revenues and profitability from this anticipated continuance of capital spending.

Recognize however that it is difficult for us to predict our customers’ capital spending plans, which can change very quickly. In addition, at our current sales level, each sale, or failure to make a sale, could have a material effect on us in a particular quarter.

On July 28, 2004, the Company announced its expectation that its revenues for the third quarter of 2004 will be in the range of $155 million to $165 million.  Gross margins will be approximately 45%.  Net income is expected to be $31 million to $35 million, the equivalent of $0.30 to $0.34 per diluted share.  The Company also expects to generate $10 million to $15 million of cash during the third quarter.

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

(b)         Changes in Internal Controls.  Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the reportable conditions related to certain inventory and revenue recognition transactions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company has implemented enhancements to internal controls and procedures over revenue recognition and certain inventory accounting processes, which the Company believes adequately address the reportable conditions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held at the offices of Palmer & Dodge, LLP, 111 Huntington Avenue, Boston, Massachusetts on April 29, 2004.  Out of 99,535,944 shares of Common Stock (as of the record date of March 8, 2004) entitled to vote at the meeting, 90,864,523 shares, or 91.3%, were present in person or by proxy.

(a)                                  Election of Directors.  Each of the three directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2006 and, until their successors are elected.  The vote was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Gary L. Tooker	83,684,265	7,180,258
Patrick H. Nettles	86,930,372	3,934,151
Alexander M. Cutler	65,899,381	24,965,142

(b)                                 Ratification of Appointment of Auditors. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of the Company’s financial statements for the year ending December 31, 2004. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Percentage For
87,473,536	3,312,269	78,718	99.3%

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

4.5

Revolving Credit Agreement dated as of October 3, 2003 among the Company, ABN Amro Bank N.V. and the other lenders named therein, as amended by the First Amendment to Revolving Credit Agreement, dated as of May 3, 2004. Pursuant to Regulation S-K, Item 601(b)(4)(iii), this exhibit has not been filed, since the total amount of the facility does not exceed 10% of the Company’s total assets at this time. The Company will furnish a copy of the Credit Agreement to the Commission on request.

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2004. Filed herewith.

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2004. Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2004. Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2004. Filed herewith.

99.1	Factors Affecting Future Operating Results as of June 30, 2004. Filed herewith.

99.2	Charter of the Audit Committee of the Board of Directors of Axcelis, as adopted on April 29, 2004.Filed herewith.

b) Reports on Form 8-K

(i)                                     A Current Report on Form 8-K was furnished to the Securities and Exchange Commission on April 27, 2004 relating to the Company’s announcement of earnings for its first quarter ended March 31, 2004.

(ii)                                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 14, 2004 relating to the establishment by each Mary G. Puma, President and Chief Executive Officer, and Michael J. Luttati, Executive Vice President and Chief Operating Officer, of a Rule 10b5-1 Sales Plan to sell a portion of their equity positions in the Company on a predetermined schedule of minimum prices in an effort to gradually diversify their portfolios.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: August 6, 2004	By:	Stephen G. Bassett, Chief Financial Officer Duly authorized officer and Principal financial Officer