Form 10-Q
period 2004-09-30
AXCELIS TECHNOLOGIES INC
filed 2004-11-09
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004 there were 99,959,827 shares of the registrant’s common stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AXCELIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Systems	$79,402	$28,225	$277,992	$134,702
Services	44,827	30,782	125,097	91,381
Royalties, primarily Sumitomo Eaton Nova Corporation	3,667	265	10,380	3,288
	127,896	59,272	413,469	229,371
Cost of revenue	73,817	45,108	240,814	157,493
Gross profit	54,079	14,164	172,655	71,878

Operating expenses
Research & development	16,645	16,273	48,009	48,376
Selling	12,248	11,983	36,683	35,590
General & administrative	11,943	10,841	34,645	30,383
Amortization of intangible assets	612	563	1,836	1,293
Restructuring	—	4,745	—	4,745
	41,448	44,405	121,173	120,387

Income (loss) from operations	12,631	(30,241)	51,482	(48,509)

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	9,065	41	22,212	4,534
Interest income	571	431	1,205	1,485
Interest expense	(1,643)	(1,552)	(5,017)	(4,663)
Other—net	(445)	(267)	(1,091)	(945)
	7,548	(1,347)	17,309	411

Income (loss) before income taxes	20,179	(31,588)	68,791	(48,098)
Income taxes	1,097	354	1,657	69,048
Net income (loss)	$19,082	$(31,942)	$67,134	$(117,146)

Basic net income (loss) per share	$0.19	$(0.32)	$0.68	$(1.19)
Diluted net income (loss) per share	0.19	(0.32)	0.66	(1.19)

Shares used in computing
Basic net income (loss) per share	99,797	98,697	99,432	98,423
Diluted net income (loss) per share	101,007	98,697	101,271	98,423

See accompanying Notes to Consolidated Financial Statements

AXCELIS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets
Cash & cash equivalents	$138,004	$93,249
Restricted cash	3,370	3,800
Short-term investments	23,549	14,972
Accounts receivable, net	110,259	73,751
Inventories	117,619	123,985
Other current assets	20,208	20,102
Total current assets	413,009	329,859

Property, plant & equipment, net	76,163	80,927
Investment in Sumitomo Eaton Nova Corporation	93,628	73,327
Goodwill	46,773	46,774
Intangible assets	18,283	20,119
Restricted cash, long-term portion	2,616	2,616
Other assets	28,470	31,973
	$678,942	$585,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,280	$36,335
Accrued compensation	25,499	15,061
Warranty	14,642	17,000
Income taxes	5,919	7,109
Deferred revenue	36,183	14,441
Other current liabilities	8,219	11,925
Total current liabilities	118,742	101,871

Long-term debt	125,000	125,000
Other long-term liabilities	10,505	5,474
Stockholders’ equity
Preferred stock	—	—
Common stock	100	99
Additional paid-in capital	457,177	451,389
Deferred compensation	(527)	(811)
Treasury stock	(1,218)	(1,218)
Retained earnings deficit	(34,373)	(101,507)
Accumulated other comprehensive income	3,536	5,298
	424,695	353,250
	$678,942	$585,595

See accompanying Notes to Consolidated Financial Statements

AXCELIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003

Operating activities
Net income (loss)	$67,134	$(117,146)
Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	14,998	16,805
Amortization of intangible assets	1,836	1,293
Stock compensation expense, net of forfeitures	196	109
Undistributed income of Sumitomo Eaton Nova Corporation	(22,212)	(4,534)
Deferred income taxes	—	73,685
Changes in operating assets & liabilities
Accounts receivable	(36,547)	(7,145)
Inventories	6,268	(2,382)
Other current assets	(6,354)	(3,331)
Accounts payable & other current liabilities	(2,399)	1,627
Deferred revenue	26,151	3,593
Income taxes	(1,207)	(5,453)
Other assets and liabilities	(2,927)	(12,824)
Other—net	—	(1,057)
Net cash provided by (used for) operating activities	44,937	(56,760)
Investing activities
Acquisition of Matrix Integrated Systems, net of cash acquired	—	(14,418)
(Purchase) sale of short-term investments, net	(8,577)	11,077
Proceeds from sale of building	5,958	—
Expenditures for property, plant & equipment	(3,240)	(3,185)
Decrease (increase) in restricted cash	430	(1,754)
Other-net	—	396
Net cash used for investing activities	(5,429)	(7,884)
Financing activities
Proceeds from the exercise of stock options	1,540	175
Proceeds from employee stock purchase plan	3,376	3,158
Net cash provided by financing activities	4,916	3,333
Effect of exchange rate changes on cash	331	199

Net increase (decrease) in cash & cash equivalents	44,755	(61,112)
Cash & cash equivalents at beginning of period	93,249	146,298
Cash & cash equivalents at end of period	$138,004	$85,186

See accompanying Notes to Consolidated Financial Statements

AXCELIS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1.   Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, rapid thermal processing and photostabilization equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products to companies in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments which are of a normal recurring nature (except for adjustments to record a valuation allowance for deferred tax assets in 2003, to record the reversal of income taxes payable in 2004 (see Note 9), and to reflect a change in estimate relating to unfunded pension liabilities and other benefit claims in 2003 (see Note 10)), considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

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

Axcelis’ revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to each element, except systems, based upon its estimated fair market value. The amount of revenue allocated to systems is calculated on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements, with the residual amount being allocated to systems revenue.  The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the “retention”) plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon hourly rates and the estimated time to complete the service.  The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately.  System revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for installation of certain systems to certain customers, at the time of receipt of the retention payment.  Revenue for other elements is recognized at the time products are shipped or the related services are performed.

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

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$19,082	99,797	$0.19	$67,134	99,432	$0.68

Effect of Diliutive Securities
Stock options	—	1,210	—	—	1,839	(0.02)

Diluted EPS
Income available to common stockholders adjusted for options and conversion of bonds	$19,082	101,007	$0.19	$67,134	101,271	$0.66

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Loss (numerator)	Shares (denominator)	Per Share Amount	Loss (numerator)	Shares (denominator)	Per Share Amount

Basic EPS
Loss available to common stockholders	$(31,942)	98,697	$(0.32)	$(117,146)	98,423	$(1.19)

Effect of Diliutive Securities	—	—	—	—	—	—

Diluted EPS
Loss available to common stockholders adjusted for options and conversion of bonds	$(31,942)	98,697	$(0.32)	$(117,146)	98,423	$(1.19)

The Company has excluded 6,250 of common stock equivalents attributable to conversion of the notes, computed using the if converted method, from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, respectively, because they were not dilutive.

The Company has excluded 7,352 and 6,761 of common stock equivalents attributable to outstanding stock options and restricted stock, computed using the treasury stock method, and conversion of the notes, computed using the if converted method, from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, because they were not dilutive.

Note 4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income (loss)	$19,082	$(31,942)	$67,134	$(117,146)
Foreign currency translation adjustments	(420)	5,712	(1,762)	6,911
Comprehensive income (loss)	$18,662	$(26,230)	$65,372	$(110,235)

Note 5.  Inventories

The components of inventories follow:

	September 30, 2004	December 31, 2003

Raw materials	$74,964	$87,629
Work-in-process	33,219	32,292
Finished goods	9,436	4,064
	$117,619	$123,985

Note 6.  Restructuring

In 2003 the Company recorded a restructuring charge of $4.9 million related to severance and other benefits associated with reduction in force actions, which reduced headcount by approximately 200 permanent positions.  At September 30, 2004, $4.8 million had been paid, of which $0.1 million was paid in the third quarter of 2004 and $0.8 million was paid during the nine months ended September 30, 2004.  The remaining balance of $0.1 million is expected to be paid by the end of the fourth quarter of 2004.

Note 7.  Product Warranty and Installation

The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold.  Prior to July 1, 2003, the Company estimated the warranty and product installation costs that may be incurred and recorded a liability in the amount of such costs at the time product revenue was recognized.  Subsequent to July 1, 2003, in connection with the change in its revenue recognition policy (see Revenue Recognition), the Company no longer accrues the estimated costs of its installation but defers the revenue related to the greater of the fair value of the installation services or the retention amount that is contingent upon the completion of the installation services.  Factors that affect the Company’s determination of warranty and installation liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company’s product warranty and installation liability are as follows:

	2004	2003
Balance at December 31	$17,000	$16,625
Warranties and installations issued during the period	19,950	15,761
Settlements made during the period	(22,058)	(17,707)
Changes in liability for pre-existing warranties and installation during the period	(250)	2,647
Balance as of September 30	$14,642	$17,326

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income (loss)	$19,082	$(31,942)	$67,134	$(117,146)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,880)	(5,686)	(16,652)	(17,220)
Pro forma net income (loss)	$13,202	$(37,628)	$50,482	$(134,366)

Net income (loss) per share
Basic — as reported	$0.19	$(0.32)	$0.68	$(1.19)
Basic — pro forma	0.13	(0.38)	0.51	(1.37)

Diluted — as reported	$0.19	$(0.32)	$0.66	$(1.19)
Diluted — pro forma	0.13	(0.38)	0.50	(1.37)

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

Income tax expense, primarily attributable to foreign operations, for the nine month period ended September 30, 2004 has been reduced by $4.0 million from the reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved in the second quarter of 2004.

Note 10. General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2003 were reduced by $1.7 million, representing an adjustment in the second quarter of 2003 to reflect a change in estimate relating to an overaccrual for unfunded pension liabilities and other benefit claims recorded in prior periods.

Note 11.  Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R provides a new consolidation model that determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46R are effective for enterprises with variable interests in variable interest entities created after December 31, 2003. For public companies with variable interest in variable interest entities created before December 31, 2003, the provisions of FIN 46R are to be applied no later than March 31, 2004. The Company has determined that its equity investment in SEN does not constitute a variable interest entity that would require consolidation. Accordingly, FIN 46R did not have any impact on the Company’s consolidated financial statements.

On October 13, 2004, the FASB concluded that Statement 123R, “Share-Based Payment”, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”),  not Statement 123R, to the beginning of the fiscal year  that includes the effective date would be permitted, but not required.  Note 8 — “Stock-Based Compensation” sets forth the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of Statement 123.   The Company expects to adopt Statement 123R effective July, 1 2005.

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

Axcelis’ revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to each element, except systems, based upon its estimated fair market value.  The amount of revenue allocated to systems is calculated on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements, with the residual amount being allocated to systems revenue.  The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the “retention”) plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon hourly rates and the estimated time to complete the service.  The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately.  System revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for installation of certain systems to certain customers, at the time of receipt of the retention payment. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

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

In the small number of instances where Axcelis is unsure of meeting the customer’s specifications or obtaining customer acceptance upon shipment of the system or for initial shipments of systems with new technologies, Axcelis will defer the recognition of systems revenue until obtaining written customer acceptance of the system. This deferral period is generally within twelve months of shipment.

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

Goodwill and Other Intangible Assets

We account for acquisitions under the purchase method of accounting pursuant to Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their useful lives. Such other identifiable intangible assets consist mainly of developed technology and customer related intangibles and are generally amortized over periods ranging from five to ten years. We have determined that all of our other intangible assets have finite lives.

The Company performs an annual impairment review of goodwill. Impairment reviews may be performed more frequently if there are other indicators of impairment. The annual impairment test consists of determining the fair market value of the business unit through a discounted cash flow analysis. Management’s best judgments are employed in determining future market conditions that impact this discounted cash flow analysis. As a result of our annual review conducted as of December 31, 2003, we determined that there was no impairment of our goodwill. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations as a non-cash charge to earnings.

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

Product Warranty and Installation Costs

The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold.  Prior to July 1, 2003, the Company estimated the costs that may be incurred under its standard warranty and product installation obligation and recorded a liability in the amount of such costs at the time product revenue was recognized.  Subsequent to July 1, 2003, in connection with the change in its revenue recognition policy (see Revenue Recognition), the Company no longer accrues the estimated costs of its installation but defers the revenue related to the greater of the fair value of the installation services or the retention amount that is contingent upon the completion of the installation services.  Factors that affect the Company’s warranty and installation liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue
Systems	62.1%	47.6%	67.2%	58.7%
Services	35.0	51.9	30.3	39.9
Royalties	2.9	0.5	2.5	1.4
	100.0	100.0	100.0	100.0

Gross profit	42.3	23.9	41.8	31.3

Other costs and expenses
Research & development	13.0	27.5	11.6	21.1
Selling	9.6	20.2	8.9	15.5
General & administrative	9.3	18.3	8.4	13.2
Amortization of intangible assets	0.5	1.0	0.4	0.6
Restructuring	—	8.0	—	2.1

Income (loss) from operations	9.9	(51.0)	12.5	(21.1)

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	7.1	0.1	5.4	2.0
Interest income	0.5	0.7	0.3	0.7
Interest expense	(1.3)	(2.6)	(1.2)	(2.0)
Other-net	(0.4)	(0.5)	(0.3)	(0.4)

Income (loss) before income taxes	15.8	(53.3)	16.6	(21.0)
Income taxes	0.9	0.6	0.4	30.1
Net income (loss)	14.9%	(53.9% )	16.2%	(51.1% )

Revenue

Revenue from systems was $79.4 million, or 62.1% of revenue for the third quarter of 2004 versus revenue from systems of $28.2 million, or 47.6% of revenue for the third quarter of 2003.  Revenue from systems was $278.0 million, or 67.2% of revenue for the nine months ended September 30, 2004 versus revenue from systems $134.7 million, or 58.7% of revenue for the nine months ended September 30, 2003.  The increase in sales of systems compared with 2003 was primarily attributable to strong market demand resulting from high levels of chip production by our semiconductor manufacturing customers.

On a product basis, approximately 64.8% of revenue from systems for the third quarter of 2004 was from the sale of 200mm products and 35.2% was from the sale of 300mm products compared with 78.9% and 21.1%, respectively, for the third quarter of 2003.  For the nine months ended September 30, 2004 approximately 63.4% of systems revenue was from 200mm products and 36.6% was from 300mm products compared with 70.7% and 29.3%, respectively, for the nine months ended September 30, 2003.  Sales of 200mm products were strong during the nine months ended September 30, 2004 due to the expansion of existing 200 mm production capacity which has outpaced the investment in new 300 mm fabrication facilities.

Service revenue, which includes spare parts, equipment upgrades and maintenance services, was $44.8 million, or 35.0% of revenue for the third quarter of 2004, compared with $30.8 million, or 51.9% of revenue, for the third quarter of 2003.  Service revenue was $125.1 million, or 30.3% of revenue for the nine months ended September 30, 2004, compared with $91.4 million, or 39.9% of revenue for the nine months ended September 30, 2003.  The increase in service revenue in 2004 as compared with 2003 was a result of increased capacity utilization by our customers which has a direct effect on demand for spare parts.

Royalties were $3.7 million, or 2.9% of revenue, for the third quarter of 2004, compared with $0.3 million, or 0.5% of revenue, in the third quarter of 2003.  Royalties for the nine months ended September 30, 2004 were $10.4 million, or 2.5% of revenue, compared with $3.3 million, or 1.4% of revenue, for the nine months ended September 30, 2003.

Royalties increased by $3.4 million in the third quarter of 2004 compared with the third quarter of 2003 and by $7.1 million in the first nine months of 2004 due to higher SEN sales volume reflecting growth in demand for equipment by Japanese semiconductor manufacturers.

Revenue from sales of ion implantation products and services for the third quarter accounted for $98.1 million, or 76.7%, of total revenue in the third quarter of 2004, compared with $46.9 million, or 79.1%, of total revenue in the third quarter of 2003.  Revenue from sales of ion implantation products and services for the nine months ended September 30, 2004 accounted for $334.3 million, or 80.9% of total revenue, compared with $173.6 million, or 75.7%, of total revenue for the nine months ended September 30, 2003.  The higher proportion of total revenue from the sale of ion implantation products and services in 2004 is primarily a result of capacity expansion by semiconductor manufacturers whereby capital spending for ion implantation products has outpaced increases in total wafer fabrication equipment spending.

Worldwide revenues for the third quarter and nine months ended September 30, 2004, including revenues of the Company’s 50% owned joint venture in Japan, Sumitomo Eaton Nova Corporation (“SEN”), were $219 million and $653.2 million, respectively.  Worldwide revenues for the third quarter and nine months ended September 30, 2004 increased $140.2 million and $322 over the comparable periods in 2003 due to the growth in demand for equipment by semiconductor manufacturers discussed above. Axcelis believes that the information regarding the aggregate quarterly revenues of SEN, a 50% owned unconsolidated subsidiary of Axcelis, combined with Axcelis’ own revenues for the quarter, is useful to investors.  SEN’s ion implant products are covered by a license from Axcelis and therefore the combined revenue of the two companies indicates the full market penetration of Axcelis’ technology.

Gross Profit

Gross profit was 42.3% of revenue in the third quarter of 2004 compared with gross profit of 23.9% of revenue in the third quarter of 2003.  Increased sales volume and the related increased absorption of fixed manufacturing costs (approximately 8%), reduced system warranty costs (approximately 8%), and improved pricing due to favorable market conditions which have provided increased demand and an expanded customer base (approximately 1%), were the primary drivers of the 18.4 percentage point increase in gross profit in the third quarter.

Gross profit was 41.8% of revenue for the nine months ended September 30, 2004 compared with gross profit of 31.3% of revenue for the nine months ended September 30, 2003.  Increased sales volume and the related increased absorption of fixed manufacturing costs (approximately 5%), reduced system warranty costs (approximately 4%), and improved pricing (approximately 2%) due to favorable market conditions which have provided increased demand and an expanded customer base, were the primary drivers of the 10.5 percentage point increase in gross profit in the nine months ended September 30, 2004.

Research and Development

Research and development expense was $16.6 million in the third quarter of 2004, an increase of $0.4 million, or 2.3%, compared with $16.3 million in the third quarter of 2003 primarily due to increased variable compensation and higher project material and consulting fees which were both offset in part by lower salary expense due to an approximate 17.4% reduction in headcount resulting from the Company’s September 2003 restructuring.  Research and development expense was $48.0 million for the nine months ended September 30, 2004, a decrease of  $0.4 million, or 0.8%, compared with $48.4 million for the nine months ended September 30, 2003 due primarily to lower salary expense associated with headcount reductions and lower R&D utilized demo tool amortization offset in part by increased variable compensation and expenses associated with the timing of projects.

Selling

Despite significant increases in the volume of business in 2004 compared to 2003, selling expenses have remained relatively stable period to period.  Selling expense was $12.2 million in the third quarter of 2004, an increase of $0.2 million, or 2.2%, compared with $12.0 million in the third quarter of 2003 primarily due to increased customer and evaluation tool support costs.  Selling expense was $36.7 million for the nine months ended September 30, 2004, an increase of $1.1 million, or 3.1%, compared with $35.6 million for the nine months ended September 30, 2003 primarily due to increased customer and evaluation tool support costs, and commission expense offset in part by a lower salary expense due to an approximate 10% reduction in headcount resulting from the Company’s September 2003 restructuring.

General and Administrative

Despite significant increases in the volume of business in 2004 compared to 2003, general and administrative expenses have remained relatively stable period to period.  General and administrative expense was $11.9 million in the third quarter of 2004, an increase of $1.1 million, or 10.2%, compared with $10.8 million in the third quarter of 2003.  General and administrative expense was $34.6 million for the nine months ended September 30, 2004, an increase of $4.2 million, or 14.0%, compared with $30.4 million for the nine months ended September 30, 2003.  General and administrative expense increased in the third quarter and nine months ended September 30, 2004 primarily due to increased variable compensation.

The nine months ended September 30, 2003 also includes a $1.7 million write down reflecting a change in estimate relating to both an unfunded pension expense and other benefit claims reported in prior periods.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 million in the third quarter of 2004 and the third quarter of 2003.  Amortization of intangible assets was $1.8 million for the nine months ended September 30, 2004, an increase of $0.5 million, or 42%, from $1.3 million for the nine months ended September 30, 2003.  The increase in amortization is due primarily to the incremental amortization of intangible assets arising from the July 2003 acquisition of Matrix Integrated Systems, Inc.

Other Income (Expense)

Total other income was $7.5 million for the third quarter of 2004, an increase of $8.9 million compared with $1.3 million net expense for the third quarter of 2003.  Total other income was $17.3 million for the nine months ended September 30, 2004, an increase of $16.9 million compared with $0.4 million for the nine months ended September 30, 2003.  Other income consists primarily of equity income from SEN, which increased by $9.0 million and $17.7 million, respectively, for the three and nine months ended September 30, 2004, compared with the same periods in 2003, due to higher SEN sales volume and profitability.

Income Taxes

Income tax expense for the nine month period ended September 30, 2004 includes a $4.0 million reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved and recorded in the second quarter of 2004.  In 2004 the income tax provision is set at an estimated annual effective rate of 8.2%.  Income tax expense relates principally to operating results of foreign entities in jurisdictions where the Company is taxable.  Income tax expense attributable to U.S. operations is minimal because taxable income derived from the current year operating results is substantially offset by available net operating loss carryforwards.

The Company recorded income tax expense of $1.1 million and $0.4 million for the three months ended September 30, 2004 and 2003 respectively.  The Company recorded income tax expense of $1.7 million and $69.0 million for the nine months ended September 30, 2004 and 2003 respectively.  Income taxes in 2003 consisted primarily of a valuation allowance of $69.7 million recorded at June 30, 2003 to reduce the carrying value of deferred tax assets to zero.

Liquidity and Capital Resources

Cash, cash equivalents (including restricted cash) and short-term investments at September 30, 2004 were $167.5 million compared with $114.6 million at December 31, 2003.  The $52.9 million increase in cash, cash equivalents and short-term investments is mainly attributable to $44.9 million in cash generated by operations, $6.0 million in net proceeds from the sale of a building located in Beverly, Massachusetts in January 2004, $4.9 million in proceeds from the exercise of stock options and stock purchases under the Employee Stock Purchase Plan offset by $3.2 million in capital expenditures.

Net working capital was $294.3 million at September 30, 2004 compared with $228.0 million at December 31, 2003.  The $66.3 million increase in net working capital is attributable principally to the Company’s higher levels of profitable operations.

Capital expenditures were $3.2 million for the nine months ended September 30, 2004 and 2003. The Company has no significant capital projects planned for 2004 and total capital expenditures are projected to be less than $7.0 million for the year.  Future capital expenditures beyond 2004 will depend on a number of factors, including the timing and rate of the expansion of our business.

Expenditures for demo tools, used in-house for research and development and training, and evaluation tools, which are located at customers’ sites and are being evaluated for potential purchase, were approximately $15.9 million and $18.1 million for the first nine months of 2004 and 2003, respectively.  Demo and evaluation tools are included in amounts reported as other assets.

The Company has no off-balance sheet arrangements.

In October 2003 the Company renegotiated its $50 million revolving credit facility to extend the maturity to October

2006.  The purpose of the facility is to provide funds for working capital and general corporate purposes as required.  To the extent that the Company has borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage.  The Company currently has no plans to borrow against the facility but may use the facility to support letters of credit in the future.  The credit facility is secured by substantially all of the Company’s assets (excluding the Company’s investment in Sumitomo Eaton Nova Corporation) and contains certain financial and other restrictive covenants including minimum levels of tangible net worth, liquidity, profitability and indebtedness as well as maximum levels of capital spending.  At September 30, 2004, the Company was in compliance with all covenants.

Axcelis’ liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. See “Outlook” and “Risk Factors” below.  Although our cash requirements fluctuate based on the timing and extent of these factors, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

The Company has standby letters of credit of approximately $3.4 million to support certain operating lease obligations, workers’ compensation insurance, and certain value added tax claims in Europe.  In addition, the Company has guarantees and surety bonds of approximately $9.1 million related to value added tax refunds in Europe.  Of these standby letters of credit, guarantees and surety bonds, $6.0 million is cash collateralized at September 30, 2004.  This is reflected as restricted cash on the balance sheet.

Outlook

The Company’s performance is directly related to semiconductor manufacturers’ increasing levels of capital expenditures to open new fabrication facilities and expand existing ones, as well as operational improvements implemented by the Company in recent quarters.  The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers’ fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures.

During September 2004 the Company started to see a slowdown in capital spending by semiconductor manufacturers and pushouts of anticipated shipments to customers and customer orders to at least the first half of 2005.  Revenue in the third quarter of 2004 was lower than the Company’s expectation at the beginning of the quarter and decreased 15.4% sequentially.  The Company, based on ongoing discussions with its customers of their future plans and requirements, is currently forecasting that revenues will continue to decrease in the fourth quarter of 2004.

On November 3, 2004, the Company announced its expectation that its revenues for the fourth quarter of 2004 will be in the range of $95 million to $105 million.  Gross margins will be in the low 40% range.  Net income is expected to be $5 million to $9 million, the equivalent of $0.05 to $0.09 per diluted share.  The Company also expects to generate approximately $10 million of cash during the fourth quarter.  However, it is difficult for us to predict our customers’ capital spending plans, which can change very quickly. In addition, at our current sales level, each sale, or failure to make a sale, could have a material effect on us in a particular quarter.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Exhibit 99.1 filed herewith.  There has been no material change in the information provided as of the end of 2003.

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

(b)         Changes in Internal Controls.  Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that was implemented during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Ernst & Young LLP (“Ernst & Young”), the Company’s independent accountants, advised the Audit Committee and management of reportable conditions with respect to revenue recognition transactions. Specifically, the reportable conditions related to the Company’s processes over evaluation of revenue recognition criteria in accordance with SAB 104, identification and accounting for multiple deliverables and the timing of revenue recognition of certain elements in revenue transactions. While the reportable conditions were addressed by the Company during the first half of 2004, and additional improvements were made in the third quarter, the Company intends to further improve its revenue recognition control processes in these areas during the fourth quarter.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The following information is not required disclosure under Form 8-K but is additional information provided for investors:

The Company’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the Audit Committee of Axcelis’ Board of Directors that certain non-audit work performed by E&Y’s China and Taiwan affiliates has raised questions regarding E&Y’s independence with respect to its performance of audit services.  The non-audit work at issue occurred from 2001 to 2003, in connection with the performance of tax services for the benefit of the Company’s expatriate employees in China and Taiwan.  Specifically, during this period E&Y’s affiliates held Axcelis tax funds totaling approximately $38,000, for the purpose of subsequent payment to the applicable taxing authorities on behalf of the Company’s expatriate employees and in certain instances (of which the Company was unaware until being informed by E&Y) such funds of approximately $4,000 were held by E&Y and not remitted to the taxing authority until August 2004.  Such services were discontinued in 2003.  Axcelis paid approximately $6,000 in fees to E&Y’s affiliates over the three-year period in question for the tax return preparation services.

The Company’s Audit Committee and E&Y have discussed E&Y’s independence with respect to Axcelis in light of the foregoing facts.  E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y’s independence with respect to Axcelis. Given the facts, the Company’s Audit Committee has concluded that it concurs with E&Y’s assessment regarding its independence. The Company is unaware, and E&Y has informed the Audit Committee that it is unaware, of any similar instance in which E&Y has held custody of Axcelis funds in a manner raising questions regarding E&Y’s independence.  E&Y has informed the Company that it has adopted procedures aimed at preventing similar occurrences in the future.  The Company has also adopted procedures directed at preventing a reoccurrence.

ITEM 6.  EXHIBITS

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

10.1	Form of Employee non-qualified stock option grant under the 2000 Stock Plan, updated as of April 5, 2002. Filed herewith.

10.2	Form of Non-Employee Director stock non-qualified stock option grant under the 2000 Stock Plan, updated as of July 12, 2004. Filed herewith.

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 9, 2004. Filed herewith.

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 9, 2004. Filed herewith.

32.1

Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 9, 2004. Filed herewith.

32.2

Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 9, 2004. Filed herewith.

99.1	Factors Affecting Future Operating Results as of September 30, 2004. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: November 9, 2004	By:	Stephen G. Bassett, Senior Vice President and Chief Financial Officer Duly authorized officer and Principal financial officer