Form 10-Q/A
period 2004-09-30
AXCELIS TECHNOLOGIES INC
filed 2004-11-10
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

AMENDMENT NO. 1

EXPLANTORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, originally filed with the Securities and Exchange Commission on November 9, 2004, because Exhibit 99.1 Factors Affecting Future Operating Results as of September 30, 2004 was inadvertently omitted from the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: November 10, 2004	By:	Stephen G. Bassett, Senior Vice President and Chief Financial Officer Duly authorized officer and Principal financial officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Factors Affecting Future Operating Results as of September 30, 2004. Filed herewith.