Form 10-Q
period 2005-03-31
AXCELIS TECHNOLOGIES INC
filed 2005-05-10
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 5, 2005 there were 100,194,057 shares of the registrant’s common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue
Systems	$59,693	$91,756
Services	38,441	39,091
Royalties, primarily from Sumitomo Eaton Nova Corporation	1,902	3,377
	100,036	134,224
Costs of revenue	58,239	84,048
Gross profit	41,797	50,176

Operating expenses
Research & development	15,867	15,437
Selling	11,870	11,599
General & administrative	11,183	11,095
Amortization of intangible assets	612	612
Restructuring charges	1,799	—
	41,331	38,743

Income from operations	466	11,433

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	2,339	5,569
Interest income	1,010	296
Interest expense	(1,654)	(1,672)
Other—net	(14)	(591)
	1,681	3,602

Income before income taxes	2,147	15,035
Income taxes	249	1,454
Net income	$1,898	$13,581

Net income per share
Basic	$0.02	$0.14
Diluted	0.02	0.13

Shares used in computing basic and diluted net income per share
Basic	100,138	99,208
Diluted	100,929	101,479

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$91,701	$108,295
Restricted cash	3,805	3,498
Short-term investments	86,924	78,717
Accounts receivable, net	79,491	83,767
Inventories	111,910	116,330
Other current assets	23,185	14,986
Total current assets	397,016	405,593

Property, plant & equipment, net	73,332	75,275
Investment in Sumitomo Eaton Nova Corporation	106,514	109,095
Goodwill	46,773	46,773
Intangible assets	17,059	17,671
Restricted cash, long-term portion	2,583	2,841
Other assets	31,633	31,628
	$674,910	$688,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,222	$24,278
Accrued compensation	17,039	27,030
Warranty	9,615	9,218
Income taxes	3,346	4,530
Deferred revenue	35,765	34,050
Other current liabilities	6,543	8,289
Total current liabilities	95,530	107,395

Long-term debt	125,000	125,000
Long-term deferred revenue	7,796	7,697
Other long-term liabilities	5,289	5,297

Stockholders’ equity
Preferred stock	—	—
Common stock	100	100
Additional paid-in capital	458,615	457,335
Deferred compensation	(536)	(566)
Treasury stock	(1,218)	(1,218)
Retained earnings deficit	(25,434)	(27,332)
Accumulated other comprehensive income-foreign currency translation adjustments	9,768	15,168
	441,295	443,487
	$674,910	$688,876

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities
Net income	$1,898	$13,581
Adjustments required to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	5,576	5,001
Amortization of intangible assets	612	612
Stock compensation expense	30	79
Undistributed income of Sumitomo Eaton Nova Corporation	(2,339)	(5,569)
Changes in operating assets & liabilities
Accounts receivable	3,911	(30,273)
Inventories	3,857	(349)
Other current assets	(8,488)	(2,779)
Accounts payable & other current liabilities	(12,236)	10,691
Deferred revenue	1,877	13,937
Income taxes	(1,143)	893
Other assets and liabilities	1,846	4,439
Expenditures for demo and evaluation tools	(4,357)	(5,651)
Net cash provided by (used for) operating activities	(8,956)	4,612
Investing activities
Maturities (purchases) of short-term investments, net	(8,207)	8,072
Proceeds from sale of building	—	5,958
Expenditures for property, plant & equipment	(1,030)	(726)
Decrease (increase) in restricted cash	(49)	420
Net cash provided by (used for) investing activities	(9,286)	13,724
Financing activities
Proceeds from the exercise of stock options	558	664
Proceeds from employee stock purchase plan	864	1,152
Net cash provided by financing activities	1,422	1,816
Effect of exchange rate changes on cash	226	483

Net increase (decrease) in cash & cash equivalents	(16,594)	20,635
Cash & cash equivalents at beginning of period	108,295	65,749
Cash & cash equivalents at end of period	$91,701	$86,384

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

Note 1.   Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or SEN, licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products to the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2.  Short-term Investments

The Company invests in various types of debt securities, including direct and indirect US Government obligations, corporate notes, commercial paper and auction rate securities. The Company classifies its investments as held to maturity and carries its investments at accreted cost plus accrued interest, which, due to the short term nature of the investment portfolio, approximates fair market value.

The Company began classifying its investments in auction rate securities as short-term investments as of March 31, 2005.  Reclassifications have been made to amounts reported in prior periods.  The consolidated statement of cash flows for the quarter ended March 31, 2004 has been reclassified to reflect the purchases and maturities of these securities as investing activities.

The following table summarizes the balances of cash and cash equivalents as previously reported and as reclassified as of the period ending dates for each of the past five quarters:

	As Reported	As Reclassifed
December 31, 2004	$168,495	$108,295
September 30, 2004	138,004	74,204
June 30, 2004	139,095	89,295
March 31, 2004	120,784	86,384
December 31, 2003	93,249	65,749

Note 3.  Revenue Recognition

The Company’s revenue recognition policy involves significant judgment by management. As described in detail below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the complexity of the customer’s post delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, the Company may have to revise its revenue recognition policy, which could affect the timing of revenue recognition.

For revenue arrangements prior to July 1, 2003, Axcelis generally recognized the full sale price at the time of shipment to the customer. The costs of system installation at the customer’s site were accrued at the time of shipment for installation and acceptance testing performance obligations incurred at the time of sale.  In addition, the standard and non-standard warranties were accrued at the time of shipment.  The Company recognized the full sales price at the time of shipment, as management believed that the customer’s post delivery acceptance provisions and installation process were established to be routine, commercially inconsequential and perfunctory because the process was a replication of the pre-shipment procedures. Also, customer payment terms typically provided that the majority of the purchase price was payable upon shipment. Terms generally contained delayed payment arrangements for a portion of the purchase price, which were typically time-based.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

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

Management continues to believe recognition of systems revenue at the time of shipment is appropriate because the customer’s post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of Axcelis’ systems are designed and tailored to meet the customer’s specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification.  To ensure that the customer’s specifications are satisfied, many customers request that newer systems be tested at Axcelis’ facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer’s production environment. Customers for mature products generally do not require pre-shipment testing.  The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Note 4.   Net Income Per Share

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended March 31,
	2005	2004
Income available to common stockholders	$1,898	$13,581

Weighted average common shares outstanding used in computing basic net income per share	100,138	99,208
Incremental shares	791	2,271
Weighted average common shares outstanding used in computing diluted net income per share	100,929	101,479
Basic net income per share	$0.02	$0.14
Diluted net income per share	0.02	0.13

The Company has excluded 6,250 of common stock equivalents attributable to conversion of its 4.25% convertible subordinated notes, computed using the if converted method, from the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004, because they are anti-dilutive.

Note 5.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended March 31,
	2005	2004
Net income	$1,898	$13,581
Foreign currency translation adjustments	(5,400)	2,734
Comprehensive income (loss)	$(3,502)	$16,315

Note 6.  Inventories

The components of inventories follow:

	March 31, 2005	December 31, 2004
Raw materials	$77,905	$77,669
Work-in-process	32,935	29,134
Finished goods (completed systems)	1,070	9,527
	$111,910	$116,330

Note 7.  Restructuring

The Company recorded a restructuring charge of $1,799 and $994 in the first quarter of 2005 and the fourth quarter of 2004, respectively, primarily related to severance and other one-time termination benefits associated with reduction in force actions and the consolidation of the Company's Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  In addition to amounts reported as restructuring expense, approximately $1,100 of expenses related to these actions was recorded in general and administrative expense in the first quarter of 2005.

The Company expects to incur approximately $9,000 to $10,000 in restructuring and general and administrative expenses related to both of these actions, of which $4,000 has been recognized in the income statement since the fourth quarter of 2004.  The Company expects to incur $5,000 to $6,000 in additional expense over the second and third quarters of 2005.  Of the total cost related to this action, approximately $8,000 to $9,000 is expected to result in cash expenditures.

As of March 31, 2005, $1,001 of restructuring costs have been paid, of which $723 was paid in the first quarter of 2005.  The remaining balance of $1,770 is expected to be paid by the end 2005.

Changes in the Company’s restructuring liability are as follows:

	Severance	Retention	Total
Restructuring accrual balance, 12/31/04	$724	$44	$768
Additions: restructuring expense	1,441	358	1,799
Deduct: payments	(765)	(32)	(797)
Restructuring accrual balance, 3/31/05	$1,400	$370	$1,770

Note 8.  Product Warranty

The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold.  The Company accrues the estimated cost of standard warranty at the time system revenue is recognized and defers the portion of systems revenue attributable to the fair value of non-standard warranty.  Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs.  The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

Changes in the Company’s product warranty liability are as follows:

	Three months ended March 31,
	2005	2004
Balance at December 31	$10,924	$17,197
Warranties issued during the period	1,854	4,697
Settlements made during the period	(1,568)	(5,199)
Changes in liability for pre-existing warranties during the period	53	—
Balance at March 31	$11,263	$16,695

Amount classified as current	$9,615	$13,543
Amount classified as long term	1,648	3,152
Balance at March 31	$11,263	$16,695

Note 9.  Stock-Based Compensation

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

	Three months ended March 31,
	2005	2004
Net income	$1,898	$13,581
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(4,706)	(5,230)
Pro forma net income (loss)	$(2,808)	$8,351

Net income (loss) per share
Basic — as reported	$0.02	$0.14
Basic — pro forma	(0.03)	0.08

Diluted — as reported	$0.02	$0.13
Diluted — pro forma	(0.03)	0.08

Note 10.  Deferred Income Taxes

At December 31, 2004, the Company had $90.9 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years.  SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results.  Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

During the second quarter of 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods.  As a result, the Company increased its valuation allowance to reduce the carrying value of deferred tax assets to zero.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.  However, going forward should the Company’s return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

Note 11.  Recent Accounting Pronouncements

SFAS 151

In November 2004 the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”) “Inventory Costs, an amendment of ARB 43, Chapter 4”.  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however early adoption is permitted for inventory costs incurred during fiscal years beginning after November 2004.  The Company plans to adopt SFAS 151 on January 1, 2006.  The Company is assessing what effect, if any; adopting SFAS 151 will have on its financial position or results of operations.

SFAS 123R

On December 16, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation”.  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and Amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is not an alternative.

SFAS 123(R) must be adopted no later than January 1, 2006.  The Company plans to adopt SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” approach or (2) a “modified retrospective” approach.  Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share based payments granted after the effective date and (b) the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  The modified retrospective approach includes the requirements of the modified prospective approach, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either all prior periods presented or prior interim periods of the year of adoption.

The Company is evaluating which method to adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method, and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of the fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described above in the disclosure of pro forma net income (loss) and net income (loss) per share.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow under current literature.  Since the Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of the Company’s net operating loss position, this change will have no immediate impact on the Company’s consolidated financial statements.

Note 12.  Significant Customers

                In the first quarter of 2005, one customer accounted for approximately 27% of revenue.  In the first quarter of 2004, two customers accounted for approximately 13% and 12% of revenue, respectively.  For the periods ended March 31, 2005 and 2004 no other customer accounted for more than 10% of revenue.

Note 13.  Contingencies

Litigation

                From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters.  At March 31, 2005, the Company is not a party to any material legal proceedings.

Indemnifications

                The Company’s system sales agreements typically include provisions under which the Company agrees to take certain actions, provide certain remedies and defend its customers against third-party claims of intellectual property infringement under specified conditions and to indemnify customers against any damage and costs awarded in connection with such claims.  The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers.  Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of the Company’s control.  As a result, the Company’s revenues and gross margins, to the extent affected by increases or decreases in volume, can fluctuate significantly from year to year and period to period.  Our gross margins also may be affected by the introduction of new products.  We typically become more efficient in producing our products as they mature.  For example, our gross margins in 2002, 2003 and 2004 were adversely affected in part as a result of the increased proportion of systems sold to process 300mm wafers.  At December 31, 2004, gross margins on 300mm products were in-line with what we realize on our 200mm products.  The Company’s expense base is largely fixed and does not vary significantly with changes in volume.  Therefore, the Company expects to experience significant fluctuations in operating results and cash flows depending on the level of capital expenditures by semiconductor equipment manufacturers.

The substantial expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors.  In addition, consolidation and joint venturing within the semiconductor manufacturing industry is increasing.  We expect these trends to continue, which will reduce the number of our potential customers.  This increased concentration of our customers potentially makes our revenues more volatile as higher percentages of our total revenues are tied to a particular customer’s or a small number of customers’ buying decisions.

Axcelis accesses the important Japanese market for ion implant through a joint venture that the Company does not control.  The joint venture agreement gives both owners veto rights, so that neither of the owners alone can effectively control SEN.  SEN’s business is subject to the same risks as the Company’s business.  Royalties and equity income from SEN have made a substantial contribution to the Company’s earnings, and a substantial decline in SEN’s sales and net income could have a material adverse effect on the Company’s operating results.   As a result of this joint venture structure, the Company has less control over SEN management than over the Company’s own management and may not have timely knowledge of factors affecting SEN’s business.  In addition, given the equal balance of ownership, it is possible that the SEN Board may be unable to reach consensus on important matters from time to time, which could delay important decisions.  The license agreement between SEN and Axcelis continues in its existing form on a year-to-year basis, subject to the right of either party to terminate.  Under the SEN bylaws, termination of the license agreement by SEN would be an important matter requiring approval of a majority of the SEN directors.  Given Axcelis' 50% representation on the SEN Board, the license agreement will be perpetual until such time as Axcelis deems a termination to be in its interest.  Axcelis does not expect to terminate the SEN license agreement.  During 2005, Axcelis intends to continue to pursue agreement with SEN on amendments to the license agreement to add additional licensed products and related royalty terms.

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

Revenue Recognition

The Company’s revenue recognition policy involves significant judgment by management. As described in detail below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the complexity of the customer’s post delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, the Company may have to revise its revenue recognition policy, which could affect the timing of revenue recognition.

For revenue arrangements prior to July 1, 2003, Axcelis generally recognized the full sale price at the time of shipment to the customer. The costs of system installation at the customer’s site were accrued at the time of shipment for installation and acceptance testing performance obligations incurred at the time of sale.  In addition, the standard and non-standard warranties were accrued at the time of shipment.  The Company recognized the full sales price at the time of shipment, as management believed that the customer’s post delivery acceptance provisions and installation process were established to be routine, commercially inconsequential and perfunctory because the process was a replication of the pre-shipment procedures. Also, customer payment terms typically provided that the majority of the purchase price was payable upon shipment. Terms generally contained delayed payment arrangements for a portion of the purchase price, which were typically time-based.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

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

Management continues to believe recognition of systems revenue at the time of shipment is appropriate because the customer’s post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of Axcelis’ systems are designed and tailored to meet the customer’s specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification.  To ensure that the customer’s specifications are satisfied, many customers request that newer systems be tested at Axcelis’ facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer’s production environment. Customers for mature products generally do not require pre-shipment testing.  The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Deferred Tax Assets

At December 31, 2004, the Company had $90.9 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years.  SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results.  Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

During the second quarter of 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods.  As a result, the Company increased its valuation allowance to reduce the carrying value of deferred tax assets to zero.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.  However, going forward should the Company’s return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

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

Inventory—Allowance for Excess and Obsolescence

Axcelis records an allowance for estimated excess and obsolete inventory. The allowance is determined using management’s assumptions of materials usage, based on estimates of demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

Product Warranty

The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold.  The Company accrues the estimated cost of standard warranty at the time system revenue is recognized and defers the portion of systems revenue attributable to the fair value of non-standard warranty.  Factors that affect the Company’s warranty include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs.  The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2005	2004
Revenue
Systems	59.7%	68.4%
Services	38.4	29.1
Royalties, primarily from Sumitomo Eaton Nova Corporation	1.9	2.5
	100.0	100.0
Cost of revenue	58.2	62.6
Gross profit	41.8	37.4

Other costs and expenses
Research & development	15.9	11.5
Selling	11.9	8.6
General & administrative	11.2	8.3
Amortization of intangible assets	0.6	0.5
Restructuring	1.8	—
	41.3	28.9

Income from operations	0.5	8.5

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	2.3	4.2
Interest income	1.0	0.2
Interest expense	(1.7)	(1.3)
Other—net	(0.0)	(0.4)
	1.7	2.7

Income before income taxes	2.1	11.2
Income taxes	0.2	1.1
Net income	1.9%	10.1%

Three months ended March 31, 2005 in comparison to the three months ended March 31, 2004.

Revenue

Revenue from system sales was $59.7 million, or 59.7% of revenue for the first quarter of 2005, compared with $91.8 million, or 68.4% of revenue for the first quarter of 2004.  The decrease in sales of systems compared with 2004 was primarily attributable to declining market demand from our semiconductor manufacturing customers particularly with respect to capacity expansion at 200mm manufacturing facilities.

Approximately 31.0% of revenue from system sales for the first quarter of 2005 was from the sale of 200mm products and 69.0% was from the sale of 300mm products, compared with 52.5% and 47.5%, respectively, for the first quarter of 2004.

Services revenue, which include spare parts, equipment upgrades and maintenance services, was $38.4 million, or 38.4% of revenue for the first quarter of 2005 compared with $39.1 million, or 29.1% of revenue, for the first quarter of 2004.  Service revenues fluctuate with capacity utilization by our customers and the decline in service revenues in the first quarter of 2005 as compared with the corresponding period of the preceding year is attributable to declining utilization by semiconductor manufacturers.

As described above in “Revenue Recognition”, a portion of the Company’s revenue from system sales is deferred until installation and other services related to future deliverables are performed.  The total amount of deferred revenue at March 31, 2005 and 2004 was $43.6 million and $30.5 million, respectively.

Of the $1.9 million of royalty revenue recognized in the first quarter of 2005, $1.7 million was earned under the terms of the Company’s license agreement with SEN.  This represents a decrease of $1.5 million compared with the first quarter of 2004 due to lower SEN sales volume in the first quarter of 2005 reflecting changes in demand for equipment by Japanese semiconductor manufacturers.

Revenue from sales of ion implantation products and services accounted for $77.9 million, or 77.9%, of total revenue in the first quarter of 2005, compared with $115.2 million, or 85.9%, of total revenue in the first quarter of 2004.  The lower proportion of total revenue from the sale of ion implantation products and services in 2005 is primarily a result of a decrease in capacity expansion by semiconductor manufacturers.

Worldwide revenues, including revenues of SEN, for the first quarter of 2005 were $154.7 million.  Such worldwide revenues for the first quarter of 2005 decreased by $52.8 million compared with the first quarter of 2004 due to the decline in demand for equipment by semiconductor manufacturers discussed above and the timing of shipments in Japan. Axcelis believes that the information regarding the aggregate annual revenues of SEN, a 50% owned unconsolidated subsidiary of Axcelis, combined with Axcelis’ own revenues for the year, is useful to investors.  SEN’s ion implant products are covered by a license from Axcelis and therefore the combined revenue of the two companies indicates the full market penetration of Axcelis’ technology.

Gross Profit

Gross profit was 41.8% of revenue in the first quarter of 2005 compared with gross profit of 37.4% of revenue in the first quarter of 2004.  The gross profit increase of 4.4 percentage points was primarily due to favorable product mix and an increase in the number of lower costing 300mm ship from cell systems shipped (approximately 1.3 percentage points), favorable manufacturing variances associated with products produced at lower operating overheads (approximately 2.2 percentage points), offset by the unfavorable margin impact of lower royalty revenue in the first quarter of 2005 (approximately 0.5 percentage points).

The gross margin in the first quarter of 2004 was impacted negatively by approximately 1.5 percentage points due to a one-time buy-resale transaction with SEN for product sales outside of Japan.

Research and Development

Research and development expense was $15.9 million in the first quarter of 2005, an increase of  $0.5 million, or 2.8%, compared with $15.4 million in the first quarter of 2004 primarily due to expenses associated with the timing of project material usage ($0.9 million) and increased amortization related to demo tools used in R&D ($0.3 million).  Cost increases were partially offset by lower payroll and payroll related expenses primarily related to lower costs of variable compensation ($0.7 million) and headcount reductions ($0.2 million).  The Company expects spending levels for research and development of $16 million to $17.5 million per quarter for 2005.  Quarterly fluctuations are attributable principally to the timing of material usage.

Selling

Selling expense was $11.9 million in the first quarter of 2005, an increase of $0.3 million, or 2.3%, compared with $11.6 million in the first quarter of 2004 primarily due to increased expenses for customer and evaluation tool support.

General and Administrative

General and administrative expense was $11.2 million in the first quarter of 2005, an increase of $0.1 million, or 0.8%, compared with $11.1 million in the first quarter of 2004  primarily due to lower cost associated with variable compensation ($1.0 million) offset in part by costs related to reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 million in the first quarter of 2005 essentially flat compared with the first quarter of 2004.

Restructuring

Restructuring expense of $1.8 million in the first quarter of 2005 consists primarily of severance and other one-time termination benefits related to reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  The Company expects to incur approximately $9.0 to $10.0 million in restructuring and general and administrative expenses related to both of these actions, of which $4.0 million has been recognized in the income statement since the fourth quarter of 2004.  The Company expects to incur $5.0 to $6.0 million in additional expense over the second and third quarters of 2005.  Of the total cost related to this action, approximately $8.0 to $9.0 million is expected to result in cash expenditures.

Other Income (Expense)

Equity income attributable to SEN was $2.3 million and $5.6 million in the first quarter of 2005 and 2004, respectively.   Fluctuations in equity contributions from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market.

Interest income of $1.0 million primarily relates to interest earned on cash, cash equivalents and short-term investments.  Interest income increased by $0.7 million from the comparable period in 2004 due primarily to increased levels of cash, cash equivalents and short-term investments in 2005, as well as higher interest rates.

Interest expense of $1.7 million in the first quarter of 2005 primarily relates to the Company’s long-term debt issued in January 2002. Interest expense remained essentially flat compared with the first quarter 2004.

Income Taxes (Credit)

In the first quarter of 2005, the Company recorded income tax expense of $0.2 million.  The Company has significant net operating losses and, as a result, does not pay significant income taxes in the U.S. and certain foreign tax jurisdictions.  In other foreign jurisdictions the Company is a taxpayer.  Income tax expense in the first quarter of 2005 represents the estimated annual effective tax rate based on estimated taxable income of certain foreign entities and the estimated alternative minimum tax in the U.S.

In the first quarter of 2004, the Company recorded income tax expense of $1.5 million.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2005 were $178.6 million compared with $187.0 million at December 31, 2004.  The $8.4 million decrease in cash, cash equivalents and short-term investments is mainly attributable to $9.0 million in cash used from operations and $1.0 million in capital expenditures offset in part by $1.4 million in proceeds from the exercise of stock options and the Employee Stock Purchase Plan.  Cash used in operations was affected by annual commitments, payable in the first quarter, for variable compensation, 401k matching contribution, and insurance premiums aggregating approximately $14.4 million.

Net working capital was $301.5 million at March 31, 2005 compared with $298.2 million at December 31, 2004.  The $3.3 increase in net working capital is attributable principally to the Company’s results of operations.

Capital expenditures were $1.0 million and $0.7 million for the quarters ended March 31, 2005 and March 31, 2004, respectively. The Company has no significant capital projects planned for 2005 and total capital expenditures are projected to be less than $10.0 million.  Future capital expenditures beyond 2005 will depend on a number of factors, including the timing and rate of the expansion of our business.

Expenditures for demo tools, used in-house for research and development and training, and evaluation tools, which are located at customers’ sites and are being evaluated for potential purchase, were approximately $4.4 million and $5.7 million for the first quarter of 2005 and 2004, respectively.  Demo and evaluation tools are included in amounts reported as other assets.

The Company has no off-balance sheet arrangements other than foreign currency exchange contracts used to hedge the Company’s royalty receivable from SEN ($3.3 million at March 31, 2005).

In October 2003 the Company renegotiated its $50 million revolving credit facility to extend the maturity to October 2006. The purpose of the facility is to provide funds for working capital and general corporate purposes as required.  To the extent that the Company has borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage.  The Company currently has no plans to borrow against the facility but may use the facility to support letters of credit in the future.  The credit facility is secured by substantially all of the Company’s assets (excluding the Company’s investment in SEN) and contains certain financial and other restrictive covenants including restrictions on the payment of dividends, minimum levels of tangible net worth, liquidity and profitability as well as maximum levels of indebtedness and capital spending. At March 31, 2005, the Company was in compliance with all covenants. The Company incurs an annual commitment fee based on an EBITDA formula outlined in the agreement applied to the full commitment.

At March 31, 2005 the Company had outstanding standby letters of credit, bank guarantees and surety bonds of $12.4 million, which support certain operating lease obligations, the Company’s workers’ compensation insurance program, and certain value added tax refunds in Europe. At March 31, 2005, $6.4 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash the balance sheet.

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

Outlook

The Company’s performance is directly related to semiconductor manufacturers’ levels of capital expenditures to open new fabrication facilities and expand existing ones, as well as operational improvements implemented by the Company in recent quarters.  The level of capital expenditures by semiconductor manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers’ fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures.

During the third quarter of 2004, the Company started to see a slowdown in capital spending by semiconductor manufacturers and customer requested delays of anticipated shipments and delays of customer orders.   The Company, based on ongoing discussions with its customers of their future plans and requirements, is currently forecasting that revenues will decrease slightly in the second quarter of 2005 as compared to the quarter ended March 31, 2005.

On May 4, 2005, the Company announced that net revenues (excluding SEN) for the second quarter of 2005 are forecast in the range of $85.0 million to $95.0 million. Gross margins are projected in the low 40’s and that net income will be in the range of breakeven to $0.04 per diluted share.  The company has also forecast the contribution from SEN to increase significantly to approximately $11.0 million for the quarter.   The increase in the SEN contribution is a result of increased business activity at the end of SEN’s fiscal year.

It is difficult to predict the Company’s customers’ capital spending plans since they can change very quickly.  At the Company’s current sales level, each sale, or failure to make a sale, could have a material effect on the Company’s results of operations in a particular quarter.

Risk Factors

Some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following important factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, our ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, dependence on SEN for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled “Outlook” and Exhibit 99.1 of this Form 10-Q, which is incorporated herein by reference.  If any of those risk factors actually occurs, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7a to the Company's Form 10-K for the year ended, December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

None

Item 6.  Exhibits

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

3.2

Bylaws of the Company, as amended as of January 23, 2002. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2001, filed with the Commission on March 12, 2002.

3.3

Certificate of Designation of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 5, 2000. Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

4.1

Indenture between the Company and State Street Bank and Trust Company, as Trustee, including the form of note, dated as of January 15, 2002. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2002.

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

10.1

Axcelis Team Incentive Plan for Executive Officers Adopted by the Compensation Committee of the Board of Directors on January 26, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2005.

10.2

Executive Separation Agreement dated as of January 28, 2005 between Axcelis Technologies, Inc. and Jan Paul van Maaren. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2005.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 10, 2005. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 10, 2005. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 10, 2005. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 10, 2005. Filed herewith.

99.1	Factors Affecting Future Operating Results for the Form 10-Q for the period ended March 31, 2005. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: May 10, 2005	By:	Stephen G. Bassett, Chief Financial Officer Duly authorized officer and Principal Financial Officer