Form 10-K/A
period 2004-12-31
AXCELIS TECHNOLOGIES INC
filed 2005-06-29
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004: $1,234,768,164

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 4, 2005: 100,180,688

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 12, 2005 are incorporated by reference into Part III of this Form 10-K.

AMENDMENT NO. 1

EXPLANTORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 15, 2005, solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K, but not the annual shareholders’ report, contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our 50% owned joint venture with Sumitomo Heavy Industries, Ltd., known as Sumitomo Eaton Nova Corporation (“SEN”), which is not consolidated in the Axcelis Technologies, Inc. financial statements (and is accounted for under the equity method) was significant under Rule 3-09 in relationship to the Axcelis Technologies, Inc. financial results for the year ended December 31, 2004. Since SEN’s fiscal year ended after the date of the filing of our Form 10-K, Rule 3-09 provides that the SEN financial statements may be filed as an amendment to our Form 10-K within 90 days after the end of SEN’s fiscal year ended March 31, 2005.

Therefore, this Form 10-K/A amends the following portions of the Axcelis Technologies Form 10-K filed on March 15, 2005:

•           Item 8 is being amended by submitting the financial statements of SEN for the fiscal years ended March 31, 2005, 2004 and 2003 (the “SEN Financial Statements”) as a separate section of this report immediately following Item 15;

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the Company’s Form 10-K, as originally filed on March 15, 2005, and as amended by this form 10-K/A:

(1)(A) Financial Statements of Axcelis Technologies, Inc.:

Report of Ernst & Young LLP - Independent Auditors

Consolidated Statements of Operations-For the years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets-December 31, 2004 and 2003
Consolidated Statements of Stockholders’ Equity-For the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows-For the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(1)(B) Financial Statements of Sumitomo Eaton Nova Corporation:

Report of Ernst & Young LLP - Independent Auditors

Consolidated Statements of Operations-For the years ended March 31, 2005, 2004 and 2003
Consolidated Balance Sheets-March 31, 2005 and 2004
Consolidated Statements of Stockholders’ Equity-For the years ended March 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows-For the years ended March 31, 2005, 2004 and 2003

(2)          Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

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

Report of Independent Auditors

The Board of Directors

Sumitomo Eaton Nova Corporation

We have audited the accompanying consolidated balance sheets of Sumitomo Eaton Nova Corporation (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2005, all expressed in Japanese yen.  Our audits also included the translation of these statements as of and for the year ended March 31, 2005 into U.S. dollars on the basis described in Note 1.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above expressed in Japanese yen present fairly, in all material respects, the consolidated financial position of Sumitomo Eaton Nova Corporation at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statements expressed in U.S. dollars as of and for the year ended March 31, 2005, when considered in relation to the basic financial statements taken as a whole, have been properly translated on the basis described in Note 1.

As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

/s/ Ernst & Young ShinNihon

Tokyo, Japan

May 20, 2005

Sumitomo Eaton Nova Corporation

Consolidated Statements of Income

	Years ended March 31,			Year ended March 31,
	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in thousands)
Net sales (Notes 1, 6 and 13):
Systems	¥12,281,385	¥17,838,626	¥28,457,929	$264,602
Services	5,579,160	5,630,836	6,987,942	64,974
Net sales	17,860,545	23,469,462	35,445,871	329,576
Cost of sales (Note 6)	10,320,596	12,946,966	19,319,808	179,636
Gross profit	7,539,949	10,522,496	16,126,063	149,940

Selling, general and administrative expenses (Note 1,4 and 6)	4,587,471	5,066,003	6,812,951	63,347
Income from operations	2,952,478	5,456,493	9,313,112	86,593

Other income (expense), net	(12,988)	(7,190)	10,444	97

Income before income taxes	2,939,490	5,449,303	9,323,556	86,690

Income taxes (benefit) (Note 8):
Current	1,342,811	2,212,528	3,900,102	36,263
Deferred	(129,316)	(118,800)	(389,016)	(3,617)
	1,213,495	2,093,728	3,511,086	32,646

Net income	¥1,725,995	¥3,355,575	¥5,812,470	$54,044

See accompanying notes to consolidated financial statements.

Sumitomo Eaton Nova Corporation

Consolidated Balance Sheets

	March 31,		March 31,
	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	¥6,571,767	¥9,345,190	$87,021
Trade receivables, net (Note 2 and 12)	10,178,713	14,910,846	138,848
Due from affiliates – current (Note 6)	80,720	99,759	929
Inventories (Note 3)	7,429,764	6,050,698	56,343
Deferred income taxes and other current assets (Note 8)	370,720	437,435	4,073
Total current assets	24,631,684	30,843,928	287,214

Property, plant and equipment, net (Note 4)	3,291,712	2,787,756	25,959

Deferred income taxes and other assets (Note 8)	405,557	756,647	7,046
	¥28,328,953	¥34,388,331	$320,219
Liabilities and shareholders’ equity
Current liabilities:
Trade payables:
Notes	¥2,145,931	¥1,812,547	$16,878
Accounts	3,842,233	2,962,956	27,591
	5,988,164	4,775,503	44,469
Due to affiliates (Note 6)	1,958,962	1,825,148	16,995
Income taxes payable	1,670,737	2,859,210	26,625
Other current liabilities (Note 5)	673,243	1,086,361	10,116
Total current liabilities	10,291,106	10,546,222	98,205
Accrued retirement benefits for employees and directors (Note 9)	83,165	74,957	698

Shareholders’ equity (Note 10):
Capital stock:
Authorized – 20,000 shares
Issued and outstanding – 12,000 shares	600,000	600,000	2,511
Retained earnings	17,354,682	23,167,152	207,541
Accumulated other comprehensive income	—	—	11,264
Total shareholders’ equity	17,954,682	23,767,152	221,316
	¥28,328,953	¥34,388,331	$320,219

See accompanying notes to consolidated financial statements.

Sumitomo Eaton Nova Corporation

Consolidated Statements of Shareholders’ Equity

	Capital stock	Retained earnings (Note 10)	Accumulated other comprehensive income (loss)	Total
	(Thousands of yen)
Balance at March 31, 2002	¥600,000	¥12,513,112	¥—	¥13,113,112
Net income	—	1,725,995	—	1,725,995
Minimum pension liability adjustment	—	—	(10,356)	(10,356)
Total comprehensive income				1,715,639
Cash dividends	—	(120,000)	—	(120,000)
Balance at March 31, 2003	600,000	14,119,107	(10,356)	¥14,708,751
Net income	—	3,355,575		3,355,575
Minimum pension liability adjustment	—	—	10,356	10,356
Total comprehensive income				3,365,931
Cash dividends	—	(120,000)	—	(120,000)
Balance at March 31, 2004	600,000	17,354,682	—	¥17,954,682
Net income and total comprehensive income	—	5,812,470	—	5,812,470
Balance at March 31, 2005	¥600,000	¥23,167,152	¥—	¥23,767,152

	Capital stock	Retained earnings (Note 10)	Accumulated other comprehensive income (loss)	Total
	(U.S. dollars in thousands)
Balance at March 31, 2004	$2,511	$153,497	$13,874	$169,882
Net income	—	54,044	—	54,044
Foreign currency translation adjustment	—	—	(2,610)	(2,610)
Total comprehensive income				51,434
Balance at March 31, 2005	$2,511	$207,541	$11,264	$221,316

See accompanying notes to consolidated financial statements.

Sumitomo Eaton Nova Corporation

Consolidated Statements of Cash Flows

	Year ended March 31,			Year ended March 31,
	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in thousands)
Operating activities
Net income	¥1,725,995	¥3,355,575	¥5,812,470	$54,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	948,038	592,877	428,129	3,980
Loss on fixed asset disposal	15,169	16,762	584,384	5,434
Deferred income taxes (benefit) provision	(129,316)	(118,800)	(389,016)	(3,617)
Changes in operating assets and liabilities:
Trade receivables	(138,988)	(1,128,413)	(4,732,133)	(44,065)
Due from affiliates	9,183	(24,788)	(19,039)	(177)
Inventories	(294,216)	(3,580,547)	1,379,066	12,842
Trade payables	1,220,204	3,105,887	(1,212,661)	(11,292)
Due to affiliates	(511,245)	690,414	(133,814)	(1,246)
Income taxes payable	875,472	684,009	1,188,473	11,067
Other current liabilities	(41,329)	230,389	413,118	3,847
Other, net	(12,748)	267,344	(2,763)	(26)
Net cash provided by operating activities	3,666,219	4,090,709	3,316,214	30,791

Investing activities
Purchases of property, plant and equipment, net of proceeds from sale	(204,247)	(474,019)	(508,557)	(4,736)
Other, net	11,663	31,959	(34,234)	(319)
Net cash used in investing activities	(192,584)	(442,060)	(542,791)	(5,055)

Financing activities
Decrease in short-term borrowings, net	(800,000)	—	—	—
Cash dividends paid	(120,000)	(120,000)	—	—
Net cash used in financing activities	(920,000)	(120,000)	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(895)
Net increase in cash and cash equivalents	2,553,635	3,528,649	2,773,423	24,841
Cash and cash equivalents at beginning of the year	489,483	3,043,118	6,571,767	62,180
Cash and cash equivalents at end of the year	¥3,043,118	¥6,571,767	¥9,345,190	$87,021

Supplementary information
Interest paid during the year	¥949	¥—	¥—	$—
Income taxes paid during the year	¥467,339	¥1,528,519	¥2,768,804	$24,485

See accompanying notes to consolidated financial statements.

Sumitomo Eaton Nova Corporation

Notes to Consolidated Financial Statements

March 31, 2005

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

Foreign Currency

The Company’s functional currency is the Japanese yen.  Transaction gains and losses, which arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred.  Transaction gains and losses in each of the years in the three year period ended March 31, 2005 were not material.

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

At March 31, 2004 and 2005, accumulated other comprehensive income (loss) on a U.S. dollar basis was comprised of an accumulated foreign currency translation adjustment of U.S.$13,874 thousand and U.S.$11,264 thousand, respectively.

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

For the year ended March 31, 2003, three customers accounted for net sales of 15%, 13% and 11%.  Three customers accounted for net sales of 21%, 13% and 8% for the year ended March 31, 2004.  For the year ended March 31, 2005, three customers accounted for net sales of 17%, 13%, and 10%, respectively.

At March 31, 2004 and 2005 accounts receivables from one customer approximated 15% and 14% of consolidated trade receivables, respectively.

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

Under the provisions of EITF 00-21, the Company has accounted for this change in accounting principle on a prospective basis for revenue arrangements occurring on or after July 1, 2003.  The impact of this change for the year ended March 31, 2004 was to decrease net income by ¥642,631.  The pro-forma effect of this accounting change, had it been applied consistently for the years ended March 31, 2003 and 2004 is as follows:

	2003	2004
	(Thousands of yen)
Reported net income	¥1,725,995	¥3,355,575
Pro-forma effect of EITF 00-21	(24,780)	642,631
Pro-forma net income	¥1,701,215	¥3,998,206

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Research and Development Costs

Research and development costs are expensed in the year in which such costs are incurred, except for costs relating to equipment that is acquired or constructed for research and development activities and have alternative future uses.  Research and development expense for the years ended March 31, 2003, 2004 and 2005 was ¥1,528,782 thousand, ¥1,665,889 thousand and ¥3,002,413 thousand (U.S.$27,916 thousand), respectively, and was included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Retirement Benefits

The cost of retirement benefits for seconded employees is incurred by and reimbursed to SHI (see Note 6).  The provision for accrued employees’ retirement benefits represents the cost for employees who have been employed directly by the Company (see Note 9).

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 provides a new consolidation model, which determines control and consolidation based on potential variability in gains and losses.  The adoption of FIN 46 did not have any impact on the Company’s consolidated financial statements.

In November 2004 the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”) “Inventory Costs, an amendment of ARB 43, Chapter 4.”  SFAS 151 amends the guidance in ARB 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15 2005, however early adoption is permitted for inventory costs incurred during fiscal years beginning after November 2004.  The Company plans to adopt SFAS 151 on January 1, 2006.  The Company is assessing what effect, if any, adopting SFAS 151 will have on its financial position or results of operations.

Note 2.  Trade Receivable

The components of trade receivables, net follow:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in thousands)
Notes	¥5,189	¥180,923	$1,685
Accounts	10,184,876	14,748,183	137,333
	10,190,065	14,929,106	139,018
Allowance for doubtful accounts	(11,352)	(18,260)	(170)
	¥10,178,713	¥14,910,846	$138,848

Note 3.  Inventories

The components of inventories follow:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in thousands)
Work in process	¥5,583,318	¥4,188,363	$39,001
Raw materials and parts	1,846,446	1,862,335	17,342
	¥7,429,764	¥6,050,698	$56,343

Note 4.  Property, Plant and Equipment, Net

The components of property, plant and equipment, net follow:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in thousands)
Land	¥299,485	¥299,485	$2,789
Building and land improvements	4,369,429	4,434,825	41,296
Machinery	4,415,740	869,008	8,092
Furniture, fixtures and automobiles	1,901,901	1,944,412	18,106
Construction in process	17,485	70,988	661
	11,004,040	7,618,718	70,944
Accumulated depreciation	(7,712,328)	(4,830,962)	(44,985)
	¥3,291,712	¥2,787,756	$25,959

In 2005, the Company determined that certain machinery used in its research and development activities had no current or future and was disposed of.  As a result, the Company recorded a loss on disposal of ¥584 million, which was included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Changes in the Company’s product warranty (included in other current liabilities on the consolidated balance sheets) for the years ended March 31, 2004 and 2005 are as follows:

	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in thousands)
Beginning balance	¥21,200	¥23,300	¥36,700	$347
Warranties issued during the period	35,192	78,640	125,874	1,172
Settlements made during the period	(33,092)	(65,240)	(107,674)	(1,008)
Balance as of March 31	¥23,300	¥36,700	¥54,900	$511

Note 6.  Transactions with Affiliates

Transactions with affiliates for the years ended March 31, 2003, 2004 and 2005 were as follows:

	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in thousands)
Revenues:
Axcelis and affiliates	¥612,738	¥1,219,911	¥533,601	$4,961
	¥612,738	¥1,219,911	¥533,601	$4,961
Inventories purchased:
SHI and affiliates	¥1,161,380	¥1,877,370	¥1,655,123	$15,389
Axcelis and affiliates	599,863	410,708	288,191	2,679
	¥1,761,243	¥2,288,078	¥1,943,314	$18,068

	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in
				thousands)
Other income from affiliates :
Territory commission and sales assistance fees from Axcelis	—	—	¥25,253	$234
	—	—	¥25,253	$234
Other expenses to affiliates:
Royalties to Axcelis	¥452,874	¥682,681	¥1,025,965	$9,539
Commissions to Axcelis and affiliates	403,412	263,183	315,584	2,934
Other expenses to Axcelis and affiliates	—	—	92	1
Management fees and royalties to SHI	101,761	149,297	226,059	2,102
Subcontract charges to SHI affiliates	335,773	316,826	291,618	2,711
Other expenses to SHI and affiliates	30,065	198,723	186,691	1,736
	¥1,323,885	¥1,610,710	¥2,046,009	$19,023

Balances due from and to affiliates at March 31, 2004 and 2005 were as follows:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in
			thousands)
Due from affiliates:
Axcelis and affiliates	¥80,720	¥99,759	$929
	¥80,720	¥99,759	$929
Due to:
SHI	¥1,306,569	¥1,096,284	$10,208
Axcelis	602,368	623,150	5,803
SHI affiliates	32,573	77,064	717
Axcelis affiliates	17,452	28,650	267
	¥1,958,962	¥1,825,148	$16,995

Pension funding for the seconded employees (employees on temporary assignment) is provided through a plan administered by SHI.  Under this arrangement, the Company is billed monthly for the pension costs attributable to those individuals.  Under the terms of the pension agreement with SHI, no additional costs related to earned benefits are to be borne by the Company.  Pension contributions paid to SHI for the years ended March 31, 2003, 2004 and 2005 were ¥155,201 thousand, ¥158,155 thousand and ¥138,227 thousand (U.S.$1,285 thousand), respectively.

Note 7.  Financing Arrangements

Leases

Rental expenses for equipment, land and office space for the years ended March 31,
2003, 2004 and 2005 amounted to ¥331,178 thousand, ¥278,315 thousand and ¥268,802 thousand (U.S.$2,499 thousand), respectively.  Future minimum non-cancelable rental commitments at March 31, 2005 under operating leases are as follows:

Year ended March 31	(Thousands of yen)	(U.S. dollars in thousands)
2006	¥127,880	$1,191
2007	64,615	601
2008	60,780	566
2009	60,780	566
2010	58,827	548
Later years	814,464	7,584
	¥1,187,346	$11,056

Note 8.  Income Taxes

Income taxes include corporation, enterprise, and inhabitants’ taxes which, in the aggregate, resulted in a statutory tax rate of approximately 41.74% in 2003 and 2004 and 40.44% in 2005.  The difference between income tax expense and the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in
				thousands)
Tax at statutory rate	¥1,226,943	¥2,279,147	¥3,766,717	$35,023
Tax effect of:
Nondeductible expenses	6,198	12,757	12,675	118
Change in future statutory tax rate	1,776	—	—	—
Tax credit for costs of information technologies and research and development activities	—	(211,432)	(286,765)	(2,666)
Other items, net	(21,422)	13,256	18,459	171
Income tax expense	¥1,213,495	¥2,093,728	¥3,511,086	$32,646

In March 2003, the Japanese government enacted a tax law change that resulted in a decrease in the aggregate statutory tax rate for the Company’s fiscal year beginning on April 1, 2004.  The effect of this change on the Company’s 2003 income tax expense is included in the above table as the change in future statutory tax rate.

Deferred income taxes reflect the net tax effect of the temporary differences between the amounts of the assets and liabilities recorded for financial and income tax purposes.  Significant components of the Company’s deferred tax assets as of March 31, 2004 and 2005 were as follows:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in
			thousands)
Current assets:
Accrued enterprise tax	¥170,551	¥205,468	$1,913
Loss on disposal of inventory	7,311	2,105	20
Warranty reserve	14,841	22,202	207
Bonus payment reserve	165,735	187,201	1,743
Other	1,337	14,959	139
	¥359,775	¥431,935	$4,022
Non current assets:
Accrued retirement benefits	¥33,631	¥30,312	$282
Depreciation	12,057	43,393	404
Research and development tax credit	—	286,581	2,669
Other	6,934	9,193	86
	¥52,622	¥369,479	$3,441

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

The measurement date used to determine the pension obligation for the benefit plan is December 31.

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the Company’s plans are as follows:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in
			thousands)
Change in benefit obligation
Benefit obligation at beginning of year	¥647,050	¥769,551	$7,281
Service cost	59,578	64,331	598
Interest cost	11,847	10,842	101
Actuarial losses	73,601	33,460	311
Foreign currency exchange rate changes	—	—	(114)
Change in additional minimum liability	(17,388)	—	—
Benefits paid	(5,137)	(1,988)	(18)
Benefit obligation at end of year	769,551	876,196	8,159

Change in plan assets
Fair value of plan assets at beginning of year	344,161	484,651	4,586
Actual gain on plan assets	65,488	29,680	276
Foreign currency exchange rate changes	—	—	(72)
Contributions	77,939	78,922	734
Benefits paid	(2,937)	(1,988)	(18)
Fair value of plan assets at end of year	484,651	591,265	5,506
Funded status	(284,900)	(284,931)	(2,653)
Unrecognized transition obligation	64,621	53,851	501
Unrecognized net loss	137,114	156,123	1,454
Net amount recognized in the consolidated Balance sheets	¥(83,165)	¥(74,957)	$(698)

The components of net pension expense of the Company’s plans for the years ended March 31, 2003, 2004 and 2005 were as follows:

	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in
				thousands)
Service cost	¥52,628	¥59,578	¥64,331	$598
Interest cost	13,449	11,847	10,842	101
Expected return on plan assets	(13,171)	(13,766)	(19,386)	(180)
Net amortization and deferrals	10,994	14,555	14,927	138
Net pension expense	¥63,900	¥72,214	¥70,714	$657

The aggregate accumulated benefit obligation of this plan was as follows:

	2004	2005	2005
	(Thousands of yen)		(U.S. dollars in
			thousands)
Aggregate accumulated benefit obligation	¥519,506	¥601,983	$5,605

The discount rates and weighted average rates of increases in future salary levels used in determining the actuarial present value of the projected benefit obligation as of March 31,  2004 and 2005 were as follows:

	2004	2005
Discount rate	1.5%	1.5%
Weighted average rates of increases in future salary levels	2.67%	2.67%

The discount rates, weighted average rates of increases in future salary levels and the expected long-term rates of return on plan assets used in determining net pension expense for the years ended March 31, 2003, 2004 and 2005 were as follows:

	2003	2004	2005
Discount rate	2.5%	2.0%	1.5%
Weighted average rates of increases in future salary levels	2.67%	2.67%	2.67%
Expected long-term rates of return on plan assets	4.0%	4.0%	4.0%

The expected long-term rate of return on plan assets assumption is determined from the plan’s asset allocation using forward-looking assumptions in the context of historical returns.

The following benefit payments, which reflected expected future service, as appropriate, are expected to be paid:

Year ended March 31	(Thousands of yen)	(U.S. dollars in thousands)
2006	¥9,095	$85
2007	10,147	94
2008	11,109	103
2009	12,198	114
2010	13,118	122
2011 – 2015	175,393	1,633

The investment strategy is to manage the assets of the plan to meet the long-term liabilities while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to match the long-term nature of the liabilities.  The Company will periodically undertake an asset and liability modeling study if a material shift in the plan’s liability profile or changes in the capital markets call for such a study.  The Company’s weighted-average asset allocations for its defined benefit plan at March 31, 2004 and 2005, by asset category, are as follows:

Asset Category	2004	2005	Target
Equity securities	38.6%	36.9%	31 – 45%
Debt securities	26.5	28.2	21 – 35
Foreign currency securities investment fund	28.7	30.4	19 – 43
Loan receivables	6.2	4.5	0 – 7
	100.0%	100.0%

The Company expects to contribute approximately ¥80,895 thousand (U.S.$753 thousand) to its defined benefit plan for the year ending March 31, 2006.

Note 10.  Shareholders’ Equity

The Commercial Code of Japan (“Code”) provides that an amount equal to at least 10% of the amount to be disbursed as a distribution of earnings be appropriated to the legal reserve until the total of such reserve and the additional paid-in capital account equals 25% of the common stock account.  The Code also provides to the extent that the sum of additional paid-in capital account and the legal reserve account exceed 25% of the common stock account then the amount of the excess (if any) is available for appropriations by resolution of the shareholders.

Retained earnings available for dividends under the Code are based on the amount presented in the Company’s non-consolidated financial statements, which are prepared in accordance with accounting principles and practices generally accepted in Japan.  Under the Code, the amount of retained earnings available for dividends as of March 31, 2005 amounted to ¥19,746,179 thousand (U.S.$183 million).

Note 11.  Financial Instruments

The total carrying amount reported in the balance sheets for financial instruments, cash and cash equivalents, notes and accounts receivables, short-term debt, notes and accounts payables approximates their respective fair value.

Note 12.  Supplemental Balance Sheet Information

Changes in allowance for doubtful accounts:

	2003	2004	2005	2005
	(Thousands of yen)			(U.S. dollars in thousands)
Balance at beginning of year	¥23,958	¥9,632	¥11,352	$107
Addition	—	1,720	6,908	64
Reversal	(14,326)	—	—	—
Foreign currency exchange rate changes	—	—	—	(1)
Balance at end of year	¥9,632	¥11,352	¥18,260	$170

Note 13.  Sales to Foreign Customers

The Company’s sales to foreign customers amounted to ¥4,878,493 thousand, ¥3,303,006 thousand and ¥4,802,513 thousand (U.S.$44,653 thousand) for the years ended March 31, 2003, 2004 and 2005, respectively.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Mary G. Puma
DATED: JUNE 28, 2005	By: Mary G. Puma, Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

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

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

4.2	Rights Agreement between the Company and EquiServe Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

4.3

Indenture between the Company and State Street Bank and Trust Company, as trustee, including the form of note, dated as of January 15, 2002. Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on January 15, 2002.

4.4

Registration Rights Agreement by and among the Company, Morgan Stanley & Co., Incorporated, Salomon Smith Barney Inc. and SG Cowen Securities Corporation, dated as of January 15, 2002. Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed with the Commission on January 15, 2002.

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

10.1*

2000 Stock Plan, as amended on December 18, 2003. Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 8, 2004.

10.2*

Employee Stock Purchase Plan, adopted by the Board of Directors on June 9, 2000. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 14, 2000.

10.3	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

10.4*

Form of Change in Control Agreement between the registrant and each of its executive officers, updated as of May 1, 2002. Filed with the original Form 10-K for the year ended December 31, 2004 (“the Original Form 10-K”) on March 15, 2005.

10.5*	Executive Separation Agreement between the Company and Jan Paul van Maaren. Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on February 3, 2005.

10.6*

Form of Employee non-qualified stock option grant under the 2000 Stock Plan, updated as of April 5, 2002. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q filed with the Commission on November 9, 2004.

10.7*

Form of Non-Employee Director stock non-qualified stock option grant under the 2000 Stock Plan, updated as of July 12, 2004. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q filed with the Commission on November 9, 2004.

10.8*	Employment Agreement between the Company and Mary G. Puma. Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

10.9**

Organization Agreement dated December 3, 1982 between Eaton Corporation and Sumitomo Heavy Industries, Ltd. relating to Sumitomo Eaton Nova Corporation, as amended. Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

10.10**

Master License Agreement dated January 16, 1996 between Eaton Corporation and Sumitomo Eaton Nova Corporation. Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

10.11*

Executive Officer Agreement dated as of December 18, 2003 between the Company and Stephen G. Bassett. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-K filed with the Commission on March 8, 2004.

10.12*

Axcelis Team Incentive Plan for executive officers, adopted by the Compensation Committee of the Board of Directors on January 26, 2005. Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on January 31, 2005.

10.13*	Employee Stock Purchase Plan, as amended by the Board of Directors on January 27, 2005, effective July 1, 2005. Filed with the Original Form 10-K on March 15, 2005.

10.14*	Executive Officer Cash Compensation at March 1, 2005. Filed with the Original Form 10-K on March 15, 2005.

10.15*	Director Compensation at March 1, 2005. Filed with the Original Form 10-K on March 15, 2005.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed with the Original Form 10-K on March 15, 2005.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with the Original Form 10-K on March 15, 2005.

23.2	Consent of Ernst & Young ShinNihon, Independent Auditors, relating to the financial statements of Sumitomo Eaton Nova Corporation. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 28, 2005. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 28, 2005. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 28, 2005. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 28, 2005. Filed herewith.

99.1	Factors affecting future operating results as of December 31, 2004. Filed with the Original Form 10-K on March 15, 2005.

99.2

Charter of the Audit Committee of the Board of Directors of Axcelis, as adopted on April 29, 2004. Incorporated by reference to Exhibit 99.2 of the Company’s report on Form 10-Q filed with the Commission on August 6, 2004.

99.3

Governance Policies adopted by the Board of Directors of Axcelis on September 26, 2002 and amended on October 22, 2003. Incorporated by reference to Exhibit 99.3 of the Company’s report on Form 10-K filed with the Commission on March 8, 2004.

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