Form 10-Q
period 2005-06-30
AXCELIS TECHNOLOGIES INC
filed 2005-08-09
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 4, 2005 there were 100,535,916 shares of the registrant’s common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Systems	$48,947	$106,834	$108,640	$198,590
Services	39,003	41,178	77,444	80,270
Royalties, primarily Sumitomo Eaton Nova Corporation	4,228	3,336	6,130	6,713
	92,178	151,348	192,214	285,573
Cost of revenue	53,238	82,948	111,477	166,997
Gross profit	38,940	68,400	80,737	118,576

Operating expenses
Research & development	17,543	15,927	33,410	31,364
Selling	12,004	12,836	23,874	24,435
General & administrative	11,819	11,607	23,002	22,702
Amortization of intangible assets	612	612	1,224	1,224
Restructuring charges	2,083	—	3,882	—
	44,061	40,982	85,392	79,725

Income (loss) from operations	(5,121)	27,418	(4,655)	38,851

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	7,626	7,578	9,965	13,147
Interest income	1,284	338	2,294	634
Interest expense	(1,656)	(1,702)	(3,310)	(3,374)
Other—net	(423)	(55)	(437)	(646)
	6,831	6,159	8,512	9,761

Income before income taxes	1,710	33,577	3,857	48,612
Income taxes (credit)	961	(894)	1,210	560
Net income	$749	$34,471	$2,647	$48,052

Net income per share
Basic	$0.01	$0.35	$0.03	$0.48
Diluted	0.01	0.33	0.03	0.47

Shares used in computing basic and diluted income per share
Basic	100,199	99,286	100,169	99,247
Diluted	100,604	107,763	100,737	107,724

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$90,011	$108,295
Short-term investments	88,884	78,703
Restricted cash	7,424	3,498
Accounts receivable, net	75,191	83,767
Inventories	109,235	116,330
Other current assets	34,527	14,986
Total current assets	405,272	405,579

Property, plant & equipment, net	73,016	75,275
Investment in Sumitomo Eaton Nova Corporation	110,387	109,095
Goodwill	46,773	46,773
Intangible assets	16,446	17,671
Restricted cash, long-term portion	2,532	2,841
Other assets	19,696	31,628
	$674,122	$688,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,618	$24,278
Accrued compensation	18,345	27,030
Warranty	8,957	9,218
Income taxes	2,628	4,530
Deferred revenue	33,311	34,050
Other current liabilities	7,685	8,289
Total current liabilities	94,544	107,395

Long-term debt	125,000	125,000
Long-term deferred revenue	12,426	7,697
Other long-term liabilities	4,810	5,297

Stockholders’ equity
Preferred stock	—	—
Common stock	100	100
Additional paid-in capital	458,962	457,335
Deferred compensation	(435)	(566)
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(24,685)	(27,332)
Accumulated other comprehensive income-foreign currency translation adjustments	4,618	15,154
	437,342	443,473
	$674,122	$688,862

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004

Operating activities
Net income	$2,647	$48,052
Adjustments required to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	10,891	10,006
Amortization of intangible assets	1,224	1,224
Stock compensation expense	44	133
Impairment of fixed assets	616	—
Undistributed income of Sumitomo Eaton Nova Corporation	(9,965)	(13,147)
Changes in operating assets and liabilities
Accounts receivable	7,572	(33,151)
Inventories	5,380	1,219
Other current assets	(20,173)	(2,693)
Accounts payable and other current liabilities	(10,046)	9,641
Deferred revenue	4,056	21,508
Income taxes	(1,850)	(1,415)
Expenditures for demo and evaluation tools	(5,850)	(11,725)
Other assets and liabilities	12,188	11,382
Net cash provided by (used for) operating activities	(3,266)	41,034
Investing activities
Purchases of short-term investments	(60,122)	(54,820)
Sales and maturities of short-term investments	49,765	28,900
Proceeds from sale of building	—	5,958
Expenditures for property, plant and equipment	(4,119)	(1,995)
Decrease (increase) in restricted cash	(3,617)	430
Net cash used for investing activities	(18,093)	(21,527)
Financing activities
Proceeds from the exercise of stock options	994	1,310
Proceeds from employee stock purchase plan	1,309	2,436
Net cash provided by financing activities	2,303	3,746
Effect of exchange rate changes on cash	772	293

Net increase (decrease) in cash and cash equivalents	(18,284)	23,546
Cash and cash equivalents at beginning of period	108,295	65,749
Cash and cash equivalents at end of period	$90,011	$89,295

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

Note 1.          Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as Sumitomo Eaton Nova Corporation, or “SEN”, licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

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

For further information regarding Axcelis, refer to the consolidated financial statements and footnotes thereto included in Axcelis’ Annual Report on Form 10-K for the year ended December 31, 2004.  For further information regarding SEN, refer to the financial statements and footnotes thereto included in Amendment No. 1 to Axcelis’ Annual Report on Form 10-K/A for the year ended December 31, 2004.

Note 2.  Short-term Investments and Cash and Cash Equivalents

Axcelis invests excess cash primarily in money market funds, commercial paper, corporate notes, direct and indirect U.S. government obligations, bank certificates of deposit, time deposits and auction rate securities. Investments purchased with an original maturity of ninety days or less and considered highly liquid are classified as cash equivalents. Investments maturing in one year or less at the time of presentment are classified as short-term investments if the maturity exceeded 90 days at the time of acquisition.

Axcelis’s practice is to minimize investment risk by diversifying according to issuer, type and maturity. Axcelis generally intends to hold its investments until final maturity. In the case of auction rate securities, however, which have long-term underlying maturities, Axcelis’s intent is not to hold them until final maturity. Instead, Axcelis’s practice is to take advantage of the rate reset feature for liquidity and enhanced yield relative to alternative short-term investments. Rates on auction rate securities reset at auction every 7, 28, or 35 days.

Beginning in the first quarter of 2005 Axcelis began classifying its investments in auction rates securities as short-term investments and began accounting for all of its investments as available-for-sale. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investments are carried on the balance sheet at fair market value. Unrealized gains and losses are excluded from earnings and included as a separate component of stockholders’ equity, until realized. Realized gains and losses are included in earnings.

The following table summarizes the effect of the reclassification of auction rate securities from cash equivalents to short-term investments and the accounting change from held-to-maturity to available-for-sale:

	Cash & cash equivalents		Short-term investments
	As reported	Reclassified	As reported	Reclassified

March 31, 2005	$91,701	$91,701	$86,924	$86,885
December 31, 2004	168,495	108,295	18,517	78,703
September 30, 2004	138,004	74,204	23,549	87,339
June 30, 2004	139,095	89,295	18,616	68,401
March 31, 2004	120,784	86,384	—	34,400
December 31, 2003	93,249	65,749	14,972	42,472

The following tables summarize the composition of short-term available-for-sale investments at June 30, 2005 and December 31, 2004. Fair value was determined based upon quoted market prices.

	As of June 30, 2005
	Amortized Cost	Fair Value

Auction rate securities	$61,900	$61,900
U.S. corporate debt	27,013	26,984
	$88,913	$88,884

	As of December 31, 2004
	Amortized Cost	Fair Value

Auction rate securities	$60,200	$60,200
U.S. corporate debt	13,517	13,503
Certificates of deposit	5,000	5,000
	$78,717	$78,703

The following tables summarize the contractual maturities of short-term available for sale investments at June 30, 2005 and December 31, 2004.

	As of June 30, 2005
	Amortized Cost	Fair Value	Gross unrealized loss

Due in one year or less	$27,013	$26,984	$(29)
Due after 10 years	61,900	61,900	—
	$88,913	$88,884	$(29)

	As of December 31, 2004
	Amortized Cost	Fair Value	Gross unrealized loss

Due in one year or less	$18,517	$18,503	$(14)
Due after 10 years	60,200	60,200	—
	$78,717	$78,703	$(14)

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

In the small number of instances where Axcelis is unsure of meeting the customer’s specifications or obtaining customer acceptance upon shipment of the system or for initial shipments of systems with new technologies, Axcelis will defer the recognition of systems revenue until written customer acceptance of the system and or cash payment is obtained. This deferral period is generally within twelve months from shipment.

Services revenue includes revenue from spare parts, equipment upgrades and maintenance services. Revenue related to maintenance and service contracts is generally recognized ratably over the duration of the contracts, or based on parts usage, where appropriate.  Revenue related to time and material services is recognized when the services are performed. Revenue related to spare parts sales is recognized upon the later of shipment or when the title and risk of loss passes to the customer.  Revenue related to equipment upgrades is recognized upon the later of shipment or when the title and risk of loss passes to the customer, unless payment from the customer is contingent upon the upgrade being installed and accepted in which case revenue is deferred until that time.

Note 4.          Net Income Per Share

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  For the three and six months ended, June 30, 2004, respectively, $1,449 and $2,898 of convertible bond interest expense is added back to pro forma net income to calculate diluted earnings per share.

A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Income available to common stockholders	$749	$34,471	$2,647	$48,052
Weighted average common shares outstanding used in computing basic net income per share	100,199	99,286	100,169	99,247
Incremental shares	405	8,477	568	8,477
Weighted average common shares outstanding used in computing diluted net income per share	100,604	107,763	100,737	107,724
Basic net income per share	$0.01	$0.35	$0.03	$0.48
Diluted net income per share	0.01	0.33	0.03	0.47

The Company has excluded 6,250 of common stock equivalents attributable to conversion of its 4.25% convertible subordinated notes, computed using the if converted method, from the computation of diluted earnings per share for the three and six months ended June 30, 2005, because they were anti-dilutive. Additionally, the exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are anti-dilutive and were not included in the computation of diluted earnings per share. The anti-dilutive stock options outstanding were 11,186 and 11,054 for the three and six months ended June 30, 2005, respectively, and were 7,970 for both the three and six months ended June 30, 2004.

Note 5.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income	$749	$34,471	$2,647	$48,052
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,121)	(4,076)	(10,521)	(1,342)
Unrealized gain (loss) on short term investments	10	(15)	(15)	(15)
Comprehensive income (loss)	$(4,362)	$30,380	$(7,889)	$46,695

Note 6.  Inventories

The components of inventories follow:

	June 30, 2005	December 31, 2004

Raw materials	$76,465	$77,669
Work-in-process	29,023	29,134
Finished goods (completed systems)	3,747	9,527
	$109,235	$116,330

Note 7.  Restructuring

The Company recorded restructuring charges of $2,083 and $3,882 for the three and six months ended June 30, 2005, respectively, primarily related to severance and other termination benefits associated with reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  In addition, asset impairment charges of $616 for both the three and six months ended June 30, 2005 associated with the write-off of leasehold improvements in the Rockville, Maryland operation are included in restructuring expense.  The Company determined that it would not be able to recover the cost of these leasehold improvements through any future sublease income associated with this facility and, accordingly, recorded an impairment charge.  In addition to amounts reported as restructuring expense, $1,760 and $2,828 of relocation and other incremental expenses related to these actions was recorded in general and administrative expense in the three and six months ended June 30, 2005, respectively.

In total the Company expects to incur approximately $11,000 to $12,000 in restructuring and general and administrative expenses related to both of these actions, of which $7,705 has been recognized in the income statement since the fourth quarter of 2004.  The Company expects to incur $3,000 to $4,000 in additional expense over the third and fourth quarters of 2005.  Of the total cost related to this action, approximately $10,000 of the $11,000 is expected to result in cash expenditures.

Changes in the Company’s restructuring liability are as follows:

	Severance	Retention	Leases	Leasehold Improvements	Total
Balance at December 31, 2004	$724	$44	$—	$—	$768
Restructuring expense	1,946	503	817	616	3,882
Cash payments	(1,497)	(231)	(196)	—	(1,924)
Non-cash impairment	—	—	—	(616)	(616)
Balance at June 30, 2005	$1,173	$316	$621	$—	$2,110

Amounts associated with the Company’s restructuring liability are included in accrued compensation, other current liabilities and other long-term liabilities in the consolidated balance sheet.

Note 8.  Product Warranty

The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold.  For all systems sold, the Company accrues a liability for the estimated cost of standard warranty at the time of system shipment and defers the portion of systems revenue attributable to the fair value of non-standard warranty.  Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs.  The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

Changes in the Company’s product warranty liability are as follows:

	Six months ended June 30,
	2005	2004
Balance at December 31	$10,924	$17,197
Warranties issued during the period	4,505	10,646
Settlements made during the period	(4,625)	(11,536)
Changes in liability for pre-existing warranties during the period	(809)	(348)
Balance at June 30	$9,995	$15,959

Amount classified as current	$8,957	$13,123
Amount classified as long term	1,038	2,836
Balance at June 30	$9,995	$15,959

Note 9.  Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” Axcelis has elected to follow the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards is not recognized, if, on the date the awards were granted, the exercise price was not less than the market value of the common shares.

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

For purposes of the following pro forma information, the estimated fair values of the options are assumed to be amortized to expense over the options’ vesting periods.  For the three and six months ended, June 30, 2004, respectively, $1,449 and $2,898 of convertible bond interest expense is added back to pro forma net income to calculate diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income	$749	$34,471	$2,647	$48,052
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,452)	(5,519)	(8,158)	(10,749)
Pro forma net income (loss)	$(2,703)	$28,952	$(5,511)	$37,303

Net income (loss) per share
Basic – as reported	$0.01	$0.35	$0.03	$0.48
Basic – pro forma	(0.03)	0.29	(0.06)	0.38

Diluted – as reported	$0.01	$0.33	$0.03	$0.47
Diluted – pro forma	(0.03)	0.28	(0.06)	0.37

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

The Company will maintain a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.  However, going forward should the Company’s return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

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

SFAS 123R

On December 16, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation”.  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and Amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is not an alternative.  The Company plans to adopt SFAS 123(R) effective January 1, 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method, and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of the fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described above in the disclosure of pro forma net income (loss) and net income (loss) per share.

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

Note 12.  Significant Customers

In the second quarter of 2005, one customer accounted for approximately 21% of revenue and a second customer accounted for approximately 10% of revenue.  In the second quarter of 2004, one customer accounted for approximately 20% of revenue.  For the six months ended, June 30, 2005 and 2004 one customer accounted for approximately 24% of revenue and a second customer accounted for approximately 18% of revenue.  For the three and six months ended June 30, 2005 and 2004, no other customer accounted for more than 10% of revenue.

Note 13.   Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters.  At June 30, 2005, the Company is not a party to any material legal proceedings.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources” and “Risk Factors” and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture known as Sumitomo Eaton Nova Corporation, or “SEN” with Sumitomo Heavy Industries, Ltd. in Japan. SEN licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers.  Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of the Company’s control.  As a result, the Company’s revenues and gross margins, to the extent affected by increases or decreases in volume, can fluctuate significantly from year to year and period to period.  The Company’s gross margins also may be affected by the introduction of new products.  The Company typically becomes more efficient in producing its products as they mature.  For example, the Company’s gross margins in 2002, 2003 and 2004 were adversely affected in part as a result of the increased proportion of relatively new systems sold to process 300mm wafers.  At December 31, 2004, gross margins on 300mm products were in-line with gross margins on the Company’s 200mm products.  The Company’s expense base is largely fixed and does not vary significantly with changes in volume.  Therefore, the Company expects to experience significant fluctuations in operating results and cash flows depending on the level of capital expenditures by semiconductor equipment manufacturers.

The substantial expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors.  In addition, consolidation and joint venturing within the semiconductor manufacturing industry is increasing.  The Company expects these trends to continue, which will reduce the number of our potential customers.  This increased concentration of Axcelis’ customers potentially makes its revenues more volatile as higher percentages of its total revenues are tied to a particular customer’s or a small number of customers’ buying decisions.

Axcelis accesses the important Japanese market for ion implant through a joint venture that the Company does not control.  The joint venture agreement gives both owners veto rights, so that neither of the owners alone can effectively control SEN.  SEN’s business is subject to the same risks as the Company’s business.  Royalties and equity income from SEN have made a substantial contribution to the Company’s earnings, and a substantial decline in SEN’s sales and net income could have a material adverse effect on the Company’s operating results.   As a result of this joint venture structure, the Company has less control over SEN management than over the Company’s own management and may not have timely knowledge of factors affecting SEN’s business.  In addition, given the equal balance of ownership, it is possible that the SEN Board may be unable to reach consensus on important matters from time to time which could delay important decisions.  The license agreement between SEN and Axcelis continues in its existing form on a year-to-year basis, subject to the right of either party to terminate.  Under the SEN bylaws, termination of the license agreement by SEN would be an important matter requiring approval of a majority of the SEN directors.  Given Axcelis’ 50% representation on the SEN Board, the license agreement will be perpetual until such time as Axcelis deems a termination to be in its interest.  Axcelis has no present intent to terminate the SEN license agreement.  During 2005, Axcelis intends to continue to pursue agreement with SEN on amendments to the license agreement to add additional licensed products and related royalty terms.

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

The critical accounting estimates are those that the Company believes affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements. As of June 30, 2005 there have been no material changes to the critical accounting estimates as described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table sets forth Axcelis’ results of operations as a percentage of total revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue
Systems	53.1%	70.6%	56.5%	69.5%
Services	42.3	27.2	40.3	28.1
Royalties, primarily from Sumitomo Eaton Nova Corporation	4.6	2.2	3.2	2.4
	100.0	100.0	100.0	100.0
Cost of revenue	57.8	54.8	58.0	58.5
Gross profit	42.2	45.2	42.0	41.5

Other costs and expenses
Research & development	19.0	10.5	17.4	11.0
Selling	13.0	8.5	12.4	8.6
General & administrative	12.8	7.7	12.0	7.9
Amortization of intangible assets	0.7	0.4	0.6	0.4
Restructuring	2.3	—	2.0	—
	47.8	27.1	44.4	27.9

Income (loss) from operations	(5.6)	18.1	(2.4)	13.6

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	8.3	5.0	5.2	4.6
Interest income	1.4	0.2	1.2	0.2
Interest expense	(1.8)	(1.1)	(1.7)	(1.2)
Other-net	(0.5)	—	(0.2)	(0.2)
	7.4	4.1	4.4	3.4

Income before income taxes	1.9	22.2	2.0	17.0
Income taxes (credit)	1.0	(0.6)	0.6	0.2
Net income	0.8%	22.8%	1.4%	16.8%

Three and six months ended June 30, 2005 in comparison to the three and six months ended June 30, 2004.

Revenue

Revenue from system sales was $48.9 million, or 53.1% of revenue for the second quarter of 2005 compared with revenue from system sales of  $106.8 million, or 70.6% of revenue for the second quarter of 2004.  Revenue from system sales was $108.6 million, or 56.5% of revenue for the six months ended June 30, 2005 compared with revenue from system sales of $198.6 million, or 69.5% of revenue for the six months ended June 30, 2004.  The decrease in sales of systems compared with 2004 was primarily attributable to the cyclicality of the semiconductor industry and the related declining market demand from the Company’s semiconductor manufacturing customers particularly with respect to capacity expansion at 200mm manufacturing facilities.

Approximately 43% of revenue from system sales for the second quarter of 2005 was from the sale of 200mm products and 57% was from the sale of 300mm products, compared with 72% and 28%, respectively, for the second quarter of 2004.  For the six months ended June 30, 2005 approximately 37% was from the sale of 200mm products and 63% was from the sale of 300mm products compared with 63% and 37%, respectively for the six months ended, June 30, 2004.  This highlights the market trend towards 300mm products and the decrease in expansion of facilities using 200mm products.

Services revenue, which include spare parts, equipment upgrades and maintenance services, was $39.0 million, or 42.3% of revenue for the second quarter of 2005 compared with $41.2 million, or 27.2% of revenue, for the second quarter of 2004.  Service revenue was $77.4 million, or 40.3% of revenue for the six months ended June 30, 2005, compared with $80.3 million, or 28.1% of revenue for the six months ended June 30, 2004.  Service revenues fluctuate with capacity utilization by the Company’s customers and the decline in service revenues for both the second quarter of 2005 and the six months ended June 30, 2005 as compared with the corresponding periods of the preceding year is attributable to declining utilization by semiconductor manufacturers.

As described in Note 3 to the consolidated financial statements “Revenue Recognition”, a portion of the Company’s revenue from system sales is deferred until installation and other services related to future deliverables are performed.  The total amount of deferred revenue at June 30, 2005 and 2004 was $45.7 million and $38.0 million, respectively.  Of the $45.7 million of deferred revenue at June 30, 2005, $33.3 million is expected to be recognized as revenue over the next twelve months.

Royalties were $4.2 million, or 4.6% of revenue, in the second quarter of 2005, compared with $3.3 million, or 2.2% of revenue, in the second quarter of 2004.  Royalties for the six months ended June 30, 2005 were $6.1 million, or 3.2% of revenue, compared with $6.7 million, or 2.4% of revenue, in the six months ended June 30, 2004.  Royalties are primarily earned under the terms of the Company’s license agreement with SEN.  Royalties increased by $0.9 million in the second quarter of 2005 and decreased by $0.6 million for the six months ended June 30, 2005 as compared to their respective periods in 2004.  Revenue changes are mainly attributed to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers.

Revenue from sales of ion implantation products and services accounted for $75.9 million, or 82.4%, of total revenue in the second quarter of 2005, compared with $120.9 million, or 79.9%, of total revenue in the second quarter of 2004.  Revenue from sales of ion implantation products and services for the six months ended June 30, 2005 accounted for $153.8 million, or 80.0%, of total revenue, compared with $236.2 million, or 82.7% of revenue for the six months ended June 30, 2004. The lower proportion of total revenue from the sale of ion implantation products and services in 2005 is primarily a result of a decrease in capacity expansion by semiconductor manufacturers.

Worldwide revenues, including revenues of SEN, for the second quarter and six months ended June 30, 2005 were $191.4 million and $346.1 million, respectively.  Worldwide revenues for the second quarter and six months ended June 30, 2005 decreased by $35.3 million and $88.1 million, respectively over the comparable periods in 2004 due to the decline in demand for equipment by semiconductor manufacturers discussed above and the timing of shipments in Japan. Axcelis believes that the information regarding the combined revenues of SEN, a 50% owned unconsolidated subsidiary of Axcelis, and Axcelis’ own revenues for the periods presented, is useful to investors.  SEN’s ion implant products are covered by a license from Axcelis and therefore the combined revenue of the two companies indicates the full market penetration of Axcelis’ technology.

Gross Profit

Gross profit was 42.2% of revenue in the second quarter of 2005 compared with gross profit of 45.2% of revenue in the second quarter of 2004.  The gross profit decrease of 3.0 percentage points was primarily due to unfavorable mix and volume variances on systems produced at higher operating overheads (approximately 4.7 percentage points), unfavorable volume and mix on service revenues (approximately 4.1 percentage points), offset by the favorable effect of higher margin royalty revenue on lower overall revenue volume (approximately 3.3 percentage points), as well as the favorable impact from the timing of revenue recognition related to previously deferred items (approximately 2.6 percentage points).

Gross profit was 42.0% of revenue for the six months ended June 30, 2005 compared with gross profit of 41.5% of revenue for the six months ended June 30, 2004.  The gross profit increase of .5 percentage points was primarily due to the favorable impact from the timing of revenue recognition related to previously deferred items (approximately 2.8 percentage points) and the favorable impact of royalty revenue on lower overall revenue volume (approximately 2.0 percentage points), offset by the unfavorable impact of systems mix and systems produced at higher operating overheads (approximately 2.4 percentage points) and unfavorable volume and mix on service revenues (approximately 1.9 percentage points).

Research and Development

Research and development expense was $17.5 million in the second quarter of 2005, an increase of $1.6 million, or 10.0%, compared with $15.9 million in the second quarter of 2004 due to expenses associated with the timing of project material usage ($1.9 million) which were partially offset by lower payroll and payroll related expenses ($0.4 million).  Research and development expense was $33.4 million for the six months ended June 30, 2005, an increase of $2.0 million, or 6.4%, compared with $31.4 million for the six months ended June 30, 2004 primarily due to expenses associated with the timing of project material usage ($2.7 million) and increased amortization related to demo tools used in Research and development ($0.6 million).  Cost increases were partially offset by lower costs associated with variable compensation (1.1 million).  The Company expects spending levels for research and development of $16.5 million to $17.5 million per quarter for 2005.  Quarterly fluctuations are attributable principally to the timing of material usage and contract labor.

Selling

Selling expense was $12.0 million in the second quarter of 2005, a decrease of $0.8 million, or 6.3%, compared with $12.8 million in the second quarter of 2004 primarily due to lower payroll and payroll related expenses associated with reduction in force actions.  Selling expense was $23.9 million for the six months ended June 30, 2005, a decrease of $0.5 million, or 2.5%, compared with $24.4 million for the six months ended June 30, 2004 primarily due to lower costs associated with reduction in force actions ($1.0 million).

General and Administrative

General and administrative expense was $11.8 million in the second quarter of 2005, an increase of  $0.2 million, or 1.7%, compared with $11.6 million in the second quarter of 2004 primarily due to the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts ($1.8 million).  Cost increases were offset in part by lower expenses associated with variable compensation ($0.6 million), lower fixed costs ($0.5 million) and lower legal and technical service costs ($0.5 million).  General and administrative expense was $23.0 million for the six months ended June 30, 2005, an increase of  $0.3 million, or 1.3%, compared with $22.7 million for the six months ended June 30, 2004 primarily due to the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts ($2.8 million).  Cost increases were offset in part by lower costs associated with variable compensation ($1.5 million), lower legal expenses ($0.3 million) and lower fixed costs ($0.3 million).

Restructuring

Restructuring expense of $2.1 million in the second quarter of 2005 consists primarily of severance and other termination benefits related to reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  In addition, are asset impairment charges of $0.6 million for both the three and six months ended June 30, 2005 associated with the write-off of leasehold improvements in the Rockville, Maryland operation are included in restructuring expense.  The Company determined that it would not be able to recover the cost of these leasehold improvements through any future sublease income associated with this facility and, accordingly, recorded an impairment charge.  In total, the Company expects to incur approximately $11.0 to $12.0 million in restructuring and general and administrative expenses related to both of these actions, of which $7.7 million has been recognized in the income statement since the fourth quarter of 2004.  The Company expects to incur $3.0 to $4.0 million in additional expense over the third and fourth quarters of 2005.  Of the total cost related to this action, approximately $10.0 to $11.0 million is expected to result in cash expenditures.

See Note 7 to the Notes to Consolidated Financial Statements for the detail of the Company’s restructuring liability.

Other Income (Expense)

Equity income attributable to SEN was $7.6 million for the second quarter of both 2005 and 2004.   Equity income was $10.0 million for the six months ended June 30, 2005 compared with $13.1 million for the six months ended June 30, 2004.  Fluctuations in equity contributions from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market.

Interest income was $1.3 million and $0.3 million in the second quarter of 2005 and 2004. Interest income was $2.3 million for the six months ended June 30, 2005 compared with $0.6 million for the six months ended June 30, 2004. The increase in interest income primarily relates to increased levels of cash, cash equivalents and short-term investments in 2005, as well as higher interest rates.

Interest expense was $1.7 million for the second quarter of both 2005 and 2004, respectively. Interest expense was $3.3 million for the six months ended June 30, 2005 compared with $3.4 million for the six months ended June 30, 2004. Interest expense primarily relates to the Company's long-term debt issued in January 2002.

Income Taxes (Credit)

The Company recorded income tax expense of $1.0 million and $1.2 million in the three and six months ended June 30, 2005, respectively.  The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.  In other foreign jurisdictions the Company is a taxpayer.  Income tax expense in the three and six months ended June 30, 2005 represents the estimated annual effective tax rate based on estimated taxable income of only those foreign entities generating taxable income.

Income tax expense for the three and six month periods ended June 30, 2004 was reduced by $4.0 million as a result of reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved in the second quarter of 2004.  In 2004 the income tax provision was set at an estimated annual effective rate of 9%.  Income tax expense for the three and six months ended June 30, 2004 relates principally to operating results of foreign entities in jurisdictions where the Company is taxable.  Income tax expense attributable to U.S. operations is minimal because taxable income derived from the current year operating results is substantially offset by available net operating loss carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2005 were $178.9 million compared with $187.0 million at December 31, 2004.  The $8.1 million decrease in cash, cash equivalents and short-term investments is mainly attributable to $4.1 million in capital expenditures, a $3.6 million increase in restricted cash, and $3.3 million in cash used from operations.  Cash uses were partially offset by $2.3 million in proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

Capital expenditures were $4.1 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively. The Company has no significant capital projects planned for 2005 and total capital expenditures are projected to be less than $10.0 million.  Future capital expenditures beyond 2005 will depend on a number of factors, including the timing and rate of the expansion of the Company’s business.

Expenditures for demo tools, used in-house for research and development and training, and evaluation tools, which are located at customers’ sites and are being evaluated for potential purchase, were approximately $5.9 million and $11.7 million for the six months ended June 30, 2005 and 2004, respectively.  Demo and evaluation tools are included in amounts reported as both other current assets and other assets.

The Company has no off-balance sheet arrangements other than foreign currency exchange contracts used to hedge the Company’s royalty receivable from SEN ($1.7 million at June 30, 2005).

The Company has a $50 million revolving credit facility that expires in 2006. The purpose of the facility is to provide funds for working capital and general corporate purposes as required.  To the extent that the Company has borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage.  The Company currently has no plans to borrow against the facility but may use the facility to support letters of credit in the future.  The credit facility is secured by substantially all of the Company’s assets (excluding the Company’s investment in SEN) and contains certain financial and other restrictive covenants including restrictions on the payment of dividends, minimum levels of tangible net worth, liquidity and profitability as well as maximum levels of indebtedness and capital spending. At June 30, 2005, the Company was in compliance with all covenants. The Company incurs an annual commitment fee based on an EBITDA formula outlined in the agreement applied to the full commitment.

At June 30, 2005 the Company had outstanding standby letters of credit, bank guarantees and surety bonds of $15.6 million, which support certain operating lease obligations, the Company's workers’ compensation insurance program, and certain value added tax refunds in Europe. In addition, at June 30, 2005, $10.0 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the balance sheet.

Axcelis’ liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although cash requirements fluctuate based on the timing and extent of these factors, the Company believes that its existing cash and cash equivalents will be sufficient to satisfy the Company’s anticipated cash requirements for at least the next twelve months.

Outlook

The Company’s performance is directly related to its customer’s capital spending plans, as well as operational improvements implemented by the Company in recent quarters.  The level of capital expenditures by semiconductor manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers’ fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures.

Since the third quarter of 2004, the Company has experienced a slowdown in capital spending by semiconductor manufacturers and customer requested delays of anticipated shipments and delays of customer orders.   The Company, based on ongoing discussions with its customers of their future plans and requirements, is currently forecasting that revenues will decrease slightly in the quarter ended September 30, 2005 as compared to the quarter ended June 30, 2005.

On July 27, 2005, the Company announced that net revenues (excluding SEN) for the third quarter of 2005 are forecast in the range of $80.0 million to $90.0 million. Gross margin percentages are projected in the low 40’s and net loss in the range of $0.06 to $0.10 per share.  The Company has also forecast the contribution from SEN to decrease significantly to approximately $2.0 million for the quarter.   The decrease in the SEN contribution is a result of fluctuations in volume due to demand changes in the Japanese semiconductor market.

It is difficult to predict the Company’s customers’ capital spending plans since they can change very quickly.  At the Company’s current sales level, each sale, or failure to make a sale, could have a material effect on the Company’s results of operations in a particular quarter.

Risk Factors

Some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following important factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, the Company’s ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, quarterly fluctuations in operating results attributable to the timing and amount of orders for the Company’s products and services, dependence on SEN for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled “Outlook” and Exhibit 99.1 of this Form 10-Q, which is incorporated herein by reference.  If any of those risk factors actually occurs, the Company’s business, financial condition and results of operations could be seriously harmed and the trading price of Axcelis’ common stock could decline.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7a to the Company’s Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during its second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held at the offices of the Company at 108 Cherry Hill Drive, Beverly, Massachusetts on May 12, 2005. Out of 100,184,413 shares of Common Stock (as of the record date of March 21, 2005) entitled to vote at the meeting, 92,924,522 shares, or 92.7%, were present in person or by proxy.

(a)                                  Election of Directors.  Each of the three directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2008, and until their successors are elected.  The vote was as follows:

Nominee	Number of Votes For	Number of Votes Withheld

R. John Fletcher	90,041,184	2,883,338
Stephen R. Hardis	62,086,517	30,838,005
H. Brian Thompson	88,226,084	4,698,438

(b)                               Ratification of Appointment of Auditors. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of the Company’s financial statements for the year ending December 31, 2005. The following sets forth the tally of the votes cast on the proposal:

Number of votes for	Number of votes against	Number of votes abstaining	Percentage For
91,226,257	1,638,587	59,678	98.17%

Item 5.  Other Information

(a) Executive Officer Base Compensation and Incentive Targets.

                On August 8, 2005, Marc S. Levine commenced employment as Senior Vice President, Advanced Product Development.  The Compensation Committee of the Company's Board of Directors set the base compensation payable to Mr. Levine at $250,000 and the percentage of base salary designated as Mr. Levine’s target cash bonus amount under the Company’s annual bonus plan, the Axcelis Team Incentive Plan, at 50%.  For 2005, the Company has also committed to a minimum payout of $75,000 under the Axcelis Team Incentive Plan.  In establishing this cash compensation, the Committee applied its compensation philosophy to provide base salaries and target bonus compensation within the 50th percentile of such categories of compensation paid by similar companies for comparable positions, based on market benchmarking data compiled by external consulting firms.

                The Axcelis Team Incentive Plan for Executive Officers adopted by the Compensation Committee of the Board of Directors on January 26, 2005 is filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on January 31, 2005).  A description of the implementation of such plan for the fiscal year ending December 31, 2005 is described in such Form 8-K.

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

10.1

Axcelis Technologies, Inc. Employee Stock Purchase Plan, as amended through May 12, 2005, effective January 1, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005.

10.2	Form of Change in Control Agreement, as amended on May 12, 2005, between the Company and the Company’s executive officers. Filed herewith.

10.3	Non-Employee Director Compensation effective July 1, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2005.

10.4

Axcelis Technologies, Inc. 2000 Stock Plan, as amended through June 23, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2005.

10.5

Form of Restricted Stock Unit Award Agreement for use under the 2000 Stock Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2005.

10.6	Form of Restricted Stock Agreement for use under the 2000 Stock Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2005.

10.7	Executive Separation Agreement dated as of July 1, 2005 between the Company and David W. Duff, Ph.D. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 9, 2005. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 9, 2005. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 9, 2005. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 9, 2005. Filed herewith.

99.1	Factors Affecting Future Operating Results for the Form 10-Q for the period ended June 30, 2005. Filed herewith.

99.2	Governance Policies adopted by the Board of Directors of Axcelis on September 25, 2002 and amended on October 22, 2003 and June 22, 2005. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: August 9, 2005	By:	Stephen G. Bassett, Chief Financial Officer Duly authorized officer and Principal Financial Officer