Form 10-Q
period 2005-09-30
AXCELIS TECHNOLOGIES INC
filed 2005-11-09
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

 Act).  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).  Yes  ☐  No  ☒.

As of November 4, 2005 there were 100,523,916 shares of the registrant’s common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue
Systems	$47,083	$79,402	$155,723	$277,992
Services	39,280	44,827	116,724	125,097
Royalties, primarily Sumitomo Eaton Nova Corporation	1,019	3,667	7,149	10,380
	87,382	127,896	279,596	413,469
Cost of revenue	51,679	73,817	163,156	240,814
Gross profit	35,703	54,079	116,440	172,655

Operating expenses
Research and development	17,755	16,645	51,165	48,009
Sales and marketing	10,691	12,248	34,565	36,683
General and administrative	11,994	11,943	34,996	34,645
Amortization of intangible assets	612	612	1,836	1,836
Restructuring charges	1,545	—	5,427	—
	42,597	41,448	127,989	121,173

Income (loss) from operations	(6,894)	12,631	(11,549)	51,482

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	1,395	9,065	11,360	22,212
Interest income	1,505	571	3,799	1,205
Interest expense	(1,661)	(1,643)	(4,971)	(5,017)
Other—net	435	(445)	(2)	(1,091)
	1,674	7,548	10,186	17,309

Income (loss) before income taxes	(5,220)	20,179	(1,363)	68,791
Income taxes (credit)	(53)	1,097	1,157	1,657
Net income (loss)	$(5,167)	$19,082	$(2,520)	$67,134

Net income (loss) per share
Basic	$(0.05)	$0.19	$(0.03)	$0.68
Diluted	(0.05)	0.19	(0.03)	0.66

Shares used in computing net income (loss) per share
Basic	100,428	99,797	100,256	99,432
Diluted	100,428	101,007	100,256	101,271

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$85,806	$108,295
Short-term investments	87,688	78,703
Restricted cash	8,149	3,498
Accounts receivable, net	65,914	83,767
Inventories	108,296	116,330
Prepaid expenses and other current assets	38,829	14,986
Total current assets	394,682	405,579

Property, plant & equipment, net	72,633	75,275
Investment in Sumitomo Eaton Nova Corporation	108,817	109,095
Goodwill	46,773	46,773
Intangible assets	15,835	17,671
Restricted cash, long-term portion	2,562	2,841
Other assets	21,744	31,628
	$663,046	$688,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,957	$24,278
Accrued compensation	16,721	27,030
Warranty	8,321	9,218
Income taxes	2,627	4,530
Deferred revenue	33,682	34,050
Other current liabilities	8,449	8,289
Total current liabilities	92,757	107,395

Long-term debt	125,000	125,000
Long-term deferred revenue	8,880	7,697
Other long-term liabilities	5,530	5,297

Stockholders’ equity
Preferred stock	—	—
Common stock	101	100
Additional paid-in capital	466,496	457,335
Deferred compensation	(5,974)	(566)
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(29,852)	(27,332)
Accumulated other comprehensive income	1,326	15,154
	430,879	443,473
	$663,046	$688,862

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004

Operating activities
Net income (loss)	$(2,520)	$67,134
Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	15,835	14,998
Amortization of intangible assets	1,836	1,836
Stock compensation expense	593	196
Impairment of fixed assets	725	—
Undistributed income of Sumitomo Eaton Nova Corporation	(11,360)	(22,212)
Changes in operating assets and liabilities
Accounts receivable	16,719	(36,547)
Inventories	5,981	6,268
Other current assets	(24,506)	(6,362)
Accounts payable and other current liabilities	(11,663)	(2,399)
Deferred revenue	902	26,151
Income taxes	(1,818)	(1,207)
Other assets and liabilities	3,035	(2,927)
Net cash provided by (used for) operating activities	(6,241)	44,929
Investing activities
Purchases of short-term investments	(86,297)	(83,770)
Sales and maturities of short-term investments	77,115	38,900
Proceeds from sale of building	—	5,958
Expenditures for property, plant and equipment	(6,329)	(3,240)
Decrease (increase) in restricted cash	(4,372)	430
Net cash used for investing activities	(19,883)	(41,722)
Financing activities
Proceeds from the exercise of stock options	1,142	1,540
Proceeds from employee stock purchase plan	2,150	3,376
Net cash provided by financing activities	3,292	4,916
Effect of exchange rate changes on cash	343	331

Net increase (decrease) in cash and cash equivalents	(22,489)	8,454
Cash and cash equivalents at beginning of period	108,295	65,749
Cash and cash equivalents at end of period	$85,806	$74,203

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

Note 2.   Short-term Investments and Cash and Cash Equivalents

Axcelis invests excess cash primarily in money market funds, commercial paper, corporate notes, direct and indirect U.S. government obligations, bank certificates of deposit, time deposits and auction rate securities. Investments purchased with a maturity of ninety days or less at the time of acquisition and considered highly liquid are classified as cash equivalents.

Axcelis’ practice is to minimize investment risk by diversifying according to issuer, type and maturity. Axcelis generally intends to hold its investments until final maturity. In the case of auction rate securities, however, which have long-term underlying maturities, Axcelis’ intent is not to hold them until final maturity. Instead, Axcelis’ practice is to take advantage of the rate reset feature for liquidity and enhanced yield relative to alternative short-term investments. Rates on auction rate securities reset at auction every 7, 28, or 35 days.

Beginning in the first quarter of 2005 Axcelis began classifying its investments in auction rates securities as short-term investments and began accounting for all of its investments as available-for-sale. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investments are carried on the balance sheet at fair market value. Unrealized gains and losses are excluded from earnings and included as a separate component of stockholders’ equity, until realized. Realized gains and losses are included in earnings.

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

The following tables summarize the composition of short-term available-for-sale investments at September 30, 2005 and December 31, 2004. Fair value was determined based upon quoted market prices.

	As of September 30, 2005
	Amortized Cost	Fair Value

Auction rate securities	$60,850	$60,850
U.S. corporate debt	21,955	21,911
U.S. government agencies	4,928	4,927
	$87,733	$87,688

	As of December 31, 2004
	Amortized Cost	Fair Value

Auction rate securities	$60,200	$60,200
U.S. corporate debt	13,517	13,503
Certificates of deposit	5,000	5,000
	$78,717	$78,703

The following tables summarize the contractual maturities of short-term available for sale investments at September 30, 2005 and December 31, 2004.

	As of September 30, 2005
	Amortized Cost	Fair Value	Gross unrealized loss

Due in one year or less	$26,883	$26,838	$(45)
Due after 10 years	60,850	60,850	—
	$87,733	$87,688	$(45)

	As of December 31, 2004
	Amortized Cost	Fair Value	Gross unrealized loss

Due in one year or less	$18,517	$18,503	$(14)
Due after 10 years	60,200	60,200	—
	$78,717	$78,703	$(14)

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

Axcelis’ revenue transactions include sales of systems under multiple element arrangements. Revenue under these arrangements is allocated to each element, except systems, based upon its estimated fair market value. The amount of revenue allocated to systems is calculated on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements, with the residual amount being allocated to systems revenue.  The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the “retention”) plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation and hourly rates, and material components.  The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately.  Systems revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for installation of certain systems to certain customers, when both the formal acceptance and retention payment have been received.  Revenue for other elements is recognized at the time products are shipped or the related services are performed.

Management continues to believe recognition of systems revenue at the time of shipment is appropriate because the customer’s post delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The significant majority of Axcelis’ systems are designed and tailored to meet the customer’s specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification.  To ensure that the customer’s specifications are satisfied, many customers request that newer systems be tested at Axcelis’ facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer’s production environment. Customers for mature products generally do not require pre-shipment testing.  The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Services revenue includes revenue from spare parts, equipment upgrades and maintenance services. Revenue related to maintenance and service contracts is generally recognized ratably over the duration of the contracts, or based on parts usage, where appropriate.  Revenue related to time and material services is recognized when the services are performed. Revenue related to spare parts sales is recognized upon the later of shipment or when the title and risk of loss passes to the customer.  Revenue related to equipment upgrades is recognized upon the later of shipment or when the title and risk of loss passes to the customer, unless payment from the customer is contingent upon the upgrade being installed and accepted in which case revenue recognition is deferred until acceptance.

Note 4.   Net Income (Loss) Per Share

SFAS 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Income (loss) available to common stockholders	$(5,167)	$19,082	$(2,520)	$67,134
Weighted average common shares outstanding used in computing basic net income (loss) per share	100,428	99,797	100,256	99,432
Incremental shares	—	1,210	—	1,839
Weighted average common shares outstanding used in computing diluted net income (loss) per share	100,428	101,007	100,256	101,271
Basic net income (loss) per share	$(0.05)	$0.19	$(0.03)	$0.68
Diluted net income (loss) per share	(0.05)	0.19	(0.03)	0.66

The Company has excluded 6,250 of common stock equivalents attributable to conversion of its 4.25% convertible subordinated notes, computed using the if converted method, from the computation of diluted earnings per share for the three and nine months ended September 30, 2005 and September 30, 2004, because they were anti-dilutive. Additionally, the exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are anti-dilutive and were not included in the computation of diluted earnings per share. The anti-dilutive stock options outstanding were 9,524 and 8,147 for the three and nine months ended September 30, 2004, respectively.  For the three and nine months ended September 30, 2005, all options outstanding at September 30, 2005 (13,861 common shares) were excluded from the computation of dilutive earnings per share because the Company incurred a loss for these periods.

Note 5.  Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(5,167)	$19,082	$(2,520)	$67,134
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,276)	(420)	(13,797)	(1,762)
Unrealized gain (loss) on short term investments	(16)	5	(31)	(10)
Comprehensive income (loss)	$(8,459)	$18,667	$(16,348)	$65,362

Note 6.  Accounts Receivable

The components of accounts receivable follow:

	September 30, 2005	December 31, 2004

Trade receivables	$69,509	$87,395
Allowance for doubtful accounts	(3,595)	(3,628)
	$65,914	$83,767

Note 7.  Inventories

The components of inventories follow:

	September 30, 2005	December 31, 2004

Raw materials	$72,905	$77,669
Work-in-process	25,079	29,134
Finished goods (completed systems)	10,312	9,527
	$108,296	$116,330

Note 8.  Property, Plant & Equipment

The components of property, plant & equipment follow:

	September 30, 2005	December 31, 2004

Land & buildings	$71,527	$72,283
Machinery & equipment	57,819	61,675
Construction in process	7,876	3,841
	137,222	137,799
Accumulated depreciation	(64,589)	(62,524)
	$72,633	$75,275

Note 9.  Intangible Assets

The components of intangible assets follow:

	September 30, 2005	December 31, 2004

Developed technology	$48,030	$48,030
Customer-related	903	903
	48,933	48,933
Accumulated amortization	(33,098)	(31,262)
	$15,835	$17,671

Note 10.  Restructuring

The Company recorded restructuring charges of $1,545 and $5,427 for the three and nine months ended September 30, 2005, respectively, primarily related to severance and other termination benefits associated with reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  In addition to amounts reported as restructuring expense, $1,386 and $4,214 of relocation and other incremental expenses related to the consolidation of the Rockville, Maryland operations are included in general and administrative expense in the three and nine months ended September 30, 2005, respectively.

In total, the Company expects to incur approximately $13,000 in restructuring and general and administrative expenses related to these actions, of which $10,635 has been recognized as expense since the fourth quarter of 2004.  The Company expects to incur approximately $2,000 to $3,000 in additional expense over the fourth quarter of 2005 and through the first half of 2006.  Of the total cost related to these actions, approximately $12,000 is expected to result in cash expenditures.

Changes in the Company’s restructuring liability are as follows:

	Severance	Retention	Leases	Leasehold Improvements	Total
Balance at December 31, 2004	$724	$44	$—	$—	$768
Restructuring expense	3,039	563	1,100	725	5,427
Cash payments	(2,662)	(509)	(196)	—	(3,367)
Non-cash impairment	—	—	—	(725)	(725)
Balance at September 30, 2005	$1,101	98	904	—	2,103

Amounts associated with the Company’s restructuring liability are included in accrued compensation, other current liabilities and other long-term liabilities in the consolidated balance sheet.

Note 11.  Product Warranty

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

Changes in the Company’s product warranty liability are as follows:

	Nine months ended September 30,
	2005	2004
Balance at December 31	$10,924	$17,197
Warranties issued during the period	7,181	15,693
Settlements made during the period	(6,944)	(18,328)
Changes in liability for pre-existing warranties during the period	(1,152)	580
Balance at September 30	$10,009	$15,142

Amount classified as current	$8,321	$12,689
Amount classified as long term	1,688	2,453
Balance at September 30	$10,009	$15,142

Note 12.  Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” Axcelis has elected to follow the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards is not recognized, if, on the date the awards were granted, the exercise price was not less than the market value of the common shares.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(5,167)	$19,082	$(2,520)	$67,134
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(3,066)	(5,513)	(11,249)	(16,259)
Pro forma net income (loss)	$(8,233)	$13,569	$(13,769)	$50,875

Net income (loss) per share
Basic – as reported	$(0.05)	$0.19	$(0.03)	$0.68
Basic – pro forma	(0.08)	0.14	(0.14)	0.51

Diluted – as reported	$(0.05)	$0.19	$(0.03)	$0.66
Diluted – pro forma	(0.08)	0.13	(0.14)	0.50

On July 1, 2005, the Compensation Committee of the Board of Directors approved the issuance of 814 restricted stock units (“RSUs”) to selected employees, including executive officers, and the issuance of 44 shares of restricted stock to Directors under the Company’s 2000 Stock Plan.  RSUs represent the Company’s unfunded and unsecured promise to issue shares of the Company’s common stock, $0.001 par value (“Common Stock,” as defined in the 2000 Plan) at a future date, subject to the terms of the RSU Award Agreement and the 2000 Plan.  The purpose of these awards is to assist in attracting and retaining highly competent employees and Directors and to act as an incentive in motivating selected employees and Directors to achieve long-term corporate objectives.   The awards vest over four years for employees and executive officers, and in six months for Directors.  Based on the market price of Axcelis Common Stock on the date of issuance, the total value of the awards was $5,910, of which $300 relates to restricted stock granted to Directors.  The total issuance value of $5,910 is being amortized to expense over the respective vesting periods using the straight-line amortization method.

On October 24, 2005, the Compensation Committee of the Board of Directors of Axcelis Technologies, Inc. (the “Company”) approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.00 per share previously awarded to its employees and other eligible participants, including its executive officers, under the Company’s 2000 Stock Plan. The acceleration of vesting will be effective for stock options outstanding as of December 15, 2005. The weighted average exercise price of the options subject to the acceleration is $11.52.   On October 24, 2005 the closing price of the Company’s common stock was $5.68 per share.

The Company believes that because the options that have been accelerated have exercise prices in excess of the current market value of the Company’s common stock, the options have limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.  The acceleration enables the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon effectiveness of the application of FASB Statement No. 123R (Share-Based Payment) which the Company will adopt effective January 1, 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $8.7 million over the course of the original vesting periods, which on average is approximately 1.5 years from the effective date of the acceleration.  The avoided estimated pre-tax charge is $4.8 million in 2006, $2.6 million in 2007 and $1.2 million in 2008.   Of the approximately 1.5 million accelerated options, 309 options, or 21.2%, are held by executive officers.

Note 13.  Income Taxes

At December 31, 2004, the Company had $90.9 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences (principally in the United States and Europe), which are available to reduce income taxes in future years.  SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results.  Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

During the second quarter of 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods.  As a result, the Company increased its valuation allowance to reduce the carrying value of deferred tax assets to zero.

The Company will maintain a valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.  However, going forward should the Company’s return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

The Company does not provide income tax expense on the equity income of Summitomo Eaton Nova Corporation since material distributions of such earnings in the form of dividends is not anticipated nor does the Company have the ability to unilaterally initiate a distribution of these earnings.   If such earnings were distributed in the future, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. At the present time the Company has available net operating loss carryforwards and income tax credits that would substantially offset any resulting tax liability.

The Company recorded an income tax credit of $0.1 million and income tax expense of $1.2 million in the three and nine months ended September 30, 2005, respectively.  Income tax expense for these periods was reduced by $0.5 million by adjustments to income tax provisions recorded in prior years.  The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.  In other foreign jurisdictions the Company is a taxpayer.  Income taxes for the three and nine months ended September 30, 2005 is principally based on the estimated annual effective tax rate applied to estimated taxable income of those foreign entities generating taxable income.

The Company recorded income tax expense of $1.1 million and $1.7 million in the three and nine months ended September 30, 2004, respectively.  Income tax expense for these period was reduced by $4.0 million as a result of reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved in the second quarter of 2004.  The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.  In other foreign jurisdictions the Company is a taxpayer.  Income taxes for the three and nine months ended September 30, 2004 was principally based on the estimated annual effective tax rate applied to estimated taxable income of those foreign entities generating taxable income.  Income tax expense attributable to U.S. operations in 2004 was minimal because taxable income derived from current year operating results was substantially offset by available net operating loss carryforwards.

Note 14.  Significant Customers

In the third quarter of 2005, one customer accounted for approximately 10% of revenue, a second customer accounted for approximately 11% of revenue, and a third customer accounted for approximately 13% of revenue.  In the third quarter of 2004, two customers each accounted for approximately 10% of revenue.  For the nine months ended, September 30, 2005 one customer accounted for approximately 21% of revenue. For the nine months ended, September 30, 2004 one customer accounted for approximately 17% of revenue.

Note 15.   Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters.  At September 30, 2005, the Company is not a party to any material legal proceedings.

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

Note 16.  Recent Accounting Pronouncements

SFAS 151

In November 2004 the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”) “Inventory Costs, an amendment of ARB 43, Chapter 4”.  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however early adoption is permitted for inventory costs incurred during fiscal years beginning after November 2004.  The Company plans to adopt SFAS 151 on January 1, 2006.  The Company estimates that adopting SFAS 151 will have no material effect on its financial position or results of operations.

SFAS 123R

On December 16, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation”.  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and Amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the determination of net income based on their fair values.  Pro forma disclosure is not an alternative.  The Company plans to adopt SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” approach or (2) a “modified retrospective” approach.  Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share based payments granted after the effective date and (b) the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  The modified retrospective approach includes the requirements of the modified prospective approach, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either all prior periods presented or prior interim periods of the year of adoption.  The Company plans to adopt the modified prospective approach.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method, and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of the fair value method will have a significant impact on results of operations, although it will have no impact on overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described above in the disclosure of pro forma net income (loss)  per share.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.  Since the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, this change will have no impact on the Company’s consolidated financial statements.

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

Overview

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture known as Sumitomo Eaton Nova Corporation, or “SEN” with Sumitomo Heavy Industries, Ltd. in Japan. SEN licenses technology from the Company relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers.  Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of the Company’s control.  As a result, the Company’s revenues and gross margins, to the extent affected by increases or decreases in volume, can fluctuate significantly from year to year and period to period.  The Company’s gross margins also may be affected by the introduction of new products.  The Company typically becomes more efficient in producing its products as they mature.  For example, the Company’s gross margins in 2002, 2003 and 2004 were adversely affected in part as a result of the increased proportion of relatively new systems sold to process 300mm wafers.  At December 31, 2004, gross margins on 300mm products were in line with gross margins on the Company’s 200mm products.  The Company’s expense base is largely fixed and does not vary significantly with changes in volume.  Therefore, the Company expects to experience significant fluctuations in operating results and cash flows depending on the level of capital expenditures by semiconductor manufacturers.

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

The years 2005 and 2006 are transition years in implant products and technology.  While customers continue to buy multi-wafer tools, leading edge customers are shifting to single wafer tools.  The Company introduced its single wafer Optima platform in 2005 and has development projects under way to produce and launch several new products with single wafer technology.

Axcelis accesses the important Japanese market for certain ion implant systems through a joint venture that the Company does not control.  The joint venture agreement gives both owners veto rights, so that neither of the owners alone can effectively control SEN.  SEN’s business is subject to the same risks as the Company’s business.  Royalties and equity income from SEN have made a substantial contribution to the Company’s earnings, and a substantial decline in SEN’s sales and net income could have a material adverse effect on the Company’s operating results.   As a result of this joint venture structure, the Company has less control over SEN management than over the Company’s own management and may not have timely knowledge of factors affecting SEN’s business.  In addition, given the equal balance of ownership, it is possible that the SEN Board may be unable to reach consensus on important matters from time to time which could delay important decisions.  The license agreement between SEN and Axcelis continues in its existing form on a year-to-year basis, subject to the right of either party to terminate.  Under the SEN bylaws, termination of the license agreement by SEN would be an important matter requiring approval of a majority of the SEN directors.  Given Axcelis’ 50% representation on the SEN Board, the license agreement will be perpetual until such time as Axcelis deems a termination to be in its interest.  Axcelis has no present intent to terminate the SEN license agreement.  During 2005, Axcelis and SEN sought to agree on amendments to the license agreement to add additional licensed products and related royalty terms, but no agreement has been reached as of September 30, 2005.  As a result the current license agreement continues in effect.

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

The critical accounting estimates are those that the Company believes are the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.  As of September 30, 2005 there have been no material changes to the critical accounting estimates as described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table sets forth Axcelis’ results of operations as a percentage of total revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue
Systems	53.9%	62.1%	55.7%	67.2%
Services	45.0	35.0	41.7	30.3
Royalties, primarily from Sumitomo Eaton Nova Corporation	1.1	2.9	2.6	2.5
	100.0	100.0	100.0	100.0
Cost of revenue	59.1	57.7	58.4	58.2
Gross profit	40.9	42.3	41.6	41.8

Operating expenses
Research and development	20.3	13.0	18.3	11.6
Sales and marketing	12.2	9.6	12.4	8.9
General and administrative	13.7	9.3	12.5	8.4
Amortization of intangible assets	0.7	0.5	0.7	0.4
Restructuring charges	1.8	—	1.9	—
	48.7	32.4	45.8	29.3

Income (loss) from operations	(7.9)	9.9	(4.1)	12.5

Other income (expense)
Equity income of Sumitomo Eaton Nova Corporation	1.6	7.1	4.1	5.4
Interest income	1.7	0.5	1.4	0.3
Interest expense	(1.9)	(1.3)	(1.8)	(1.2)
Other-net	0.5	(0.4)	—	(0.3)
	1.9	5.9	3.6	4.2

Income (loss) before income taxes	(6.0)	15.8	(0.5)	16.6
Income taxes (credit)	(0.1)	0.9	0.4	0.4
Net income (loss)	(5.9)%	14.9%	(0.9)%	16.2%

Three and nine months ended September 30, 2005 in comparison to the three and nine months ended September 30, 2004.

Revenue

Systems revenue was $47.1 million, or 53.9% of revenue for the third quarter of 2005 compared with systems revenue of  $79.4 million, or 62.1% of revenue for the third quarter of 2004.  Systems revenue was $155.7 million, or 55.7% of revenue for the nine months ended September 30, 2005 compared with systems revenue of $278.0 million, or 67.2% of revenue for the nine months ended September 30, 2004.  The decrease in systems revenue compared with 2004 was primarily attributable to the cyclicality of the semiconductor industry and the related declining market demand from the Company’s semiconductor manufacturing customers, particularly with respect to capacity expansion at 200mm manufacturing facilities.  While the effect is not quantifiable, systems revenue has also declined because of semiconductor manufacturers shifting to single wafer ion implant systems, away from the Company’s multi-wafer ion implant systems (principally for high dose products which the Company believes constitute approximately fifty percent of the worldwide ion implant market).  The Company began shipping its new mid dose single wafer ion implant system in 2005, but has not recognized revenue for any shipments to date.  The Company’s first shipment of its new single wafer high dose ion implant system is expected in 2006.

Approximately 60% of systems revenue for the third quarter of 2005 was from the sale of 200mm products and 40% was from the sale of 300mm products, compared with 65% and 35%, respectively, for the third quarter of 2004.  For the nine months ended September 30, 2005 approximately 44% was from the sale of 200mm products and 56% was from the sale of 300mm products compared with 63% and 37%, respectively for the nine months ended, September 30, 2004.  This highlights the market trend towards 300mm products and the decrease in expansion of facilities using 200mm products.

Services revenue, which include spare parts, equipment upgrades and maintenance services, was $39.3 million, or 45.0% of revenue for the third quarter of 2005 compared with $44.8 million, or 35.0% of revenue, for the third quarter of 2004.  Services revenue was $116.7 million, or 41.7% of revenue for the nine months ended September 30, 2005, compared with $125.1 million, or 30.3% of revenue for the nine months ended September 30, 2004.  Services revenue fluctuates with capacity utilization by the Company’s customers and the decline in services revenue for both the third quarter of 2005 and the nine months ended September 30, 2005 as compared with the corresponding periods of the preceding year is attributable to declining utilization by semiconductor manufacturers.

As described in Note 3 to the Consolidated Financial Statements, “Revenue Recognition”, a portion of the Company’s systems revenue is deferred until installation and other services related to future deliverables are performed.  The total amount of deferred revenue at September 30, 2005 and 2004 was $42.6 million and $42.7 million, respectively.  Of the $42.6 million of deferred revenue at September 30, 2005, $33.7 million is currently expected to be recognized as revenue over the next twelve months.

Royalties were $1.0 million, or 1.1% of revenue, in the third quarter of 2005, compared with $3.7 million, or 2.9% of revenue, in the third quarter of 2004.  Royalties for the nine months ended September 30, 2005 were $7.1 million, or 2.6% of revenue, compared with $10.4 million, or 2.5% of revenue, in the nine months ended September 30, 2004.  Royalties are primarily earned under the terms of the Company’s license agreement with SEN.  Revenue changes are mainly attributed to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Revenue from sales of ion implantation products, services, and royalties accounted for $69.1 million, or 79.0%, of total revenue in the third quarter of 2005, compared with $98.1 million, or 76.7%, of total revenue in the third quarter of 2004.  Revenue from sales of ion implantation products and services for the nine months ended September 30, 2005 accounted for $222.9 million, or 79.7%, of total revenue, compared with $334.3 million, or 80.9% of revenue for the nine months ended September 30, 2004.

Worldwide revenues, including revenues of SEN, for the third quarter and nine months ended September 30, 2005 were $126.3 million and $472.4 million, respectively.  Worldwide revenues for the third quarter and nine months ended September 30, 2005 decreased by $92.7 million and $180.8 million, respectively as compared to the comparable periods in 2004 due to the decline in demand for equipment by semiconductor manufacturers discussed above and the timing of shipments in Japan. Axcelis believes that the information regarding the combined revenues of SEN, a 50% owned unconsolidated subsidiary of Axcelis, and Axcelis’ own revenues for the periods presented, is useful to investors.  SEN’s ion implant products are covered by a license from Axcelis and therefore the combined revenue of the two companies indicates the full market penetration of Axcelis’ technology.

Gross Profit

Gross profit was 40.9% of revenue in the third quarter of 2005 compared with gross profit of 42.3% of revenue in the third quarter of 2004.  The gross profit decrease of 1.4 percentage points was the result of losses on two tools recorded in the quarter (approximately 2.1 percentage points), the unfavorable impact of systems produced at higher operating overheads (approximately 2.1 percentage points), an unfavorable product mix in the quarter (approximately 2.0 percentage points) and lower royalty revenues (approximately 1.7 percentages points), partially offset by higher margins on service revenues (approximately 5.5 percentage points).

Gross profit was 41.6% of revenue for the nine months ended September 30, 2005 compared with gross profit of 41.8% of revenue for the nine months ended September 30, 2004.  The gross profit decrease of 0.2 percentage points was the result of unfavorable systems cost and mix (approximately 2.5 percentage points) and volume (approximately 1.8 percentage points), impact of systems produced at higher operating overheads (approximately 0.4 percentage points), losses on two tools recorded during the third quarter (approximately 0.7 percentage points), offset by higher margins on service revenues (approximately 5.3 percentage points).

Research and Development

Research and development expense was $17.7 million in the third quarter of 2005, an increase of  $1.1 million, or 6.6%, compared with $16.6 million in the third quarter of 2004 due to expenses associated with the timing of project material usage and contract labor ($1.8 million) and increased amortization related to demo tools used in research and development ($0.3 million).  Cost increases were partially offset by lower costs associated with variable compensation ($1.0 million).  Research and development expense was $51.2 million for the nine months ended September 30, 2005, an increase of $3.2 million, or 6.7%, compared with $48.0 million for the nine months ended September 30, 2004 primarily due to expenses associated with the timing of project material usage and contract labor ($4.1 million) and increased amortization related to demo tools used in research and development ($0.9 million).  Cost increases were partially offset by lower costs associated with variable compensation ($2.1 million).  Increases in overall research and development expenses in 2005 compared with 2004 are attributable to development efforts related to the Company’s single wafer Optima platform.

Sales and Marketing

Sales and marketing expense was $10.7 million in the third quarter of 2005, a decrease of  $1.5 million, or 12.3%, compared with $12.2 million in the third quarter of 2004 primarily due to lower payroll and payroll related expenses associated with reduction in force actions ($0.9 million) and lower commission expense ($0.4 million).  Sales and marketing expense was $34.6 million for the nine months ended September 30, 2005, a decrease of $2.1 million, or 5.7%, compared with $36.7 million for the nine months ended September 30, 2004 primarily due to lower payroll and payroll related expenses associated with reduction in force actions ($1.6 million) and lower commission expense ($0.7 million).

General and Administrative

General and administrative expense was $12.0 million in the third quarter of 2005, an increase of  $0.1 million, or 0.8%, compared with $11.9 million in the third quarter of 2004 primarily due to the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts ($1.4 million), offset in part primarily by lower expenses associated with variable compensation ($1.3 million).  General and administrative expense was $35.0 million for the nine months ended September 30, 2005, an increase of  $0.4 million, or 1.2%, compared with $34.6 million for the nine months ended September 30, 2004 primarily due to the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts ($4.2 million), offset in part primarily by lower costs associated with variable compensation ($2.8 million).

Restructuring

Restructuring expense was $1.5 million and $5.4 million in the three and nine months ended September 30, 2005, respectively.  Restructuring expense consists primarily of severance and other termination benefits related to reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.   In total, the Company expects to incur approximately $13.0 million in restructuring and general and administrative expenses related to these actions, of which $10.6 million has been recognized as expense since the fourth quarter of 2004.  The Company expects to incur approximately $2.0 to $3.0 million in additional expense over the fourth quarter of 2005 and through the first half of 2006.  Of the total cost related to these actions, approximately $12.0 million is expected to result in cash expenditures.

See Note 10 to the Notes to Consolidated Financial Statements for the detail of the Company’s restructuring liability.

Other Income (Expense)

Equity income attributable to SEN was $1.4 million and $9.1 million for the third quarter of 2005 and 2004, respectively.   Equity income was $11.4 million for the nine months ended September 30, 2005 compared with $22.2 million for the nine months ended September 30, 2004.  Fluctuations in equity contributions from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan.

Interest income was $1.5 million and $0.6 million in the third quarter of 2005 and 2004, respectively. Interest income was

$3.8 million for the nine months ended September 30, 2005 compared with $1.2 million for the nine months ended September 30, 2004. The increase in interest income primarily relates to increased levels of cash, cash equivalents and short-term investments in 2005, as well as higher interest rates.

Interest expense was $1.7 million and $1.6 million for the third quarter of 2005 and 2004, respectively. Interest expense was $5.0 million for the nine months ended September 30, 2005 and 2004. Interest expense primarily relates to the Company’s long-term debt issued in January 2002.

Income Taxes (Credit)

The Company recorded an income tax credit of $0.1 million and income tax expense of $1.2 million in the three and nine months ended September 30, 2005, respectively.  Income tax expense for these periods was reduced by $0.5 million by adjustments to income tax provisions recorded in prior years.  The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.  In other foreign jurisdictions the Company is a taxpayer.  Income taxes for the three and nine months ended September 30, 2005 is principally based on the estimated annual effective tax rate applied to estimated taxable income of those foreign entities generating taxable income.

The Company recorded income tax expense of $1.1 million and $1.7 million in the three and nine months ended September 30, 2004, respectively.  Income tax expense for these period was reduced by $4.0 million as a result of reversal of income tax accruals recorded in prior years related to the underlying tax matters that were resolved in the second quarter of 2004.  The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.  In other foreign jurisdictions the Company is a taxpayer.  Income taxes for the three and nine months ended September 30, 2004 was principally based on the estimated annual effective tax rate applied to estimated taxable income of those foreign entities generating taxable income.  Income tax expense attributable to U.S. operations in 2004 was minimal because taxable income derived from current year operating results was substantially offset by available net operating loss carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2005 were $173.5 million compared with $187.0 million at December 31, 2004.  The $13.5 million decrease in cash, cash equivalents and short-term investments is mainly attributable to $6.3 million in capital expenditures, a $4.4 million increase in restricted cash, and $6.2 million in cash used in operations.  Cash uses were partially offset by $3.3 million in proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

Capital expenditures were $6.3 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  The Company has no significant capital projects planned for the remainder of 2005 and 2006.  Total capital expenditures for 2005 are projected to be less than $10.0 million.  Future capital expenditures beyond 2005 will depend on a number of factors, including the timing and rate of the expansion of the Company’s business.

Investments for demo tools, used in-house for research and development and training, and evaluation tools, which are located at customers’ sites and are being evaluated for potential purchase, increased by approximately $11.2 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.  Demo and evaluation tools are included in amounts reported as inventory, other current assets and other assets.  In 2006, the Company expects to increase its investment in evaluation tools to support its single wafer Optima platform.

The Company has no off-balance sheet arrangements other than foreign currency exchange contracts used to hedge inter-company balances and the Company’s royalty receivable from SEN (totaling $2.7 million at September 30, 2005).

The Company has a $50 million revolving credit facility that expires in October of 2006. The purpose of the facility is to provide funds for working capital and general corporate purposes as required.  To the extent that the Company has borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage.  The Company currently has no plans to borrow against the facility but may use the facility to support letters of credit in the future.  The credit facility is secured by substantially all of the Company’s assets (excluding the Company’s investment in SEN) and contains certain financial and other restrictive covenants including restrictions on the payment of dividends, minimum levels of tangible net worth, liquidity and profitability as well as maximum levels of indebtedness and capital spending. At September 30, 2005, the Company was in compliance with all covenants. The Company incurs an annual commitment fee based on an EBITDA formula outlined in the agreement applied to the full commitment.

At September 30, 2005 the Company had outstanding standby letters of credit, bank guarantees and surety bonds of $17.0 million, which support certain operating lease obligations, the Company’s workers’ compensation insurance program, and certain value added tax refunds in Europe. In addition, at September 30, 2005, $10.7 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the balance sheet.

Axcelis’ liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies and the semiconductor equipment industry. Although cash requirements fluctuate based on the timing and extent of these factors, the Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to satisfy the Company’s anticipated cash requirements for at least the next twelve months.

Outlook

The Company’s performance is directly related to its customers’ capital spending plans, the Company's product positioning, as well as operational improvements implemented by the Company in recent quarters.  The level of capital expenditures by semiconductor manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers’ fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures.

Since the third quarter of 2004, the Company has experienced a slowdown in capital spending by semiconductor manufacturers and customer requested delays of anticipated shipments and delays of customer orders.   The Company, based on ongoing discussions with its customers of their future plans and requirements, is currently forecasting that revenues will be in the range of $85.0 million to $95.0 million for the quarter ended December 31, 2005.

On October 26, 2005, the Company announced its expectations for the fourth quarter of 2005.  The Company anticipates gross margins in the 37% to 40% range.  The expected decline in gross margins compared to the first three quarters of 2005 is due mainly to product mix.  Net loss for the quarter was projected in the range of $3.0 million to $7.0 million ($0.03 to $0.07 loss per share).  The forecast net loss includes $2.0 million of restructuring and related costs ($0.02 per share).  The Company expects no change in the cash position during the fourth quarter.

It is difficult to predict the Company’s customers’ capital spending plans since they can change very quickly.  At the Company’s current sales level, each sale, or failure to make a sale, could have a material effect on the Company’s results of operations in a particular quarter.

Looking beyond the fourth quarter and into 2006, the Company expects continuing margin pressure as it starts to recognize revenue from new products.  Rolling out new products require incremental costs that typically result in lower product margins in the short-term.  The Company expects the Optima platform margins to return to normal levels for the Company’s implant products as the Company achieves volume production of the new products.

Risk Factors

Some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following important factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: the cyclical nature of the semiconductor industry, the Company’s ability to keep pace with rapid technological changes in semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, acceptance of next generation technology developed by the Company (including the single wafer Optima platform), quarterly fluctuations in operating results attributable to the timing and amount of orders for the Company’s products and services, dependence on SEN for access to the Japanese semiconductor equipment market, and those risk factors contained in the section titled “Outlook” and Exhibit 99.1 of this Form 10-Q, which is incorporated herein by reference.  If any of those risk factors actually occurs, the Company’s business, financial condition and results of operations could be seriously harmed and the trading price of Axcelis’ common stock could decline.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7a to the Company’s Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of the Company’s internal control performed during its third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1	Axcelis Technologies, Inc. Employee Stock Purchase Plan, as amended through May 12, 2005, effective January 1, 2006. Filed herewith.

10.2	Non-Employee Director Compensation effective July 1, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2005.

10.3

Executive Separation Agreement dated as of July 1, 2005 between the Company and David W. Duff, Ph.D. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended, June 30, 2005, filed with the Commission on August 9, 2005.

10.4

Form of Lock-Up Agreement dated October 26, 2005 between the registrant and each of its executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2005.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 9, 2005. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 9, 2005. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 9, 2005. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 9, 2005. Filed herewith.

99.1	Factors Affecting Future Operating Results for the Form 10-Q for the period ended September 30, 2005. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: November 9, 2005	By:	Stephen G. Bassett, Chief Financial Officer Duly authorized officer and Principal Financial Officer