Form 10-Q
period 2006-03-31
AXCELIS TECHNOLOGIES INC
filed 2006-05-10
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-30941

AXCELIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1818596
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

108 Cherry Hill Drive

Beverly, Massachusetts  01915

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐

As of May 5, 2006 there were 100,984,845 shares of the registrant’s common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenue
Systems	$52,404	$59,693
Services	44,081	38,441
Royalties, primarily from SEN	1,436	1,902
	97,921	100,036
Cost of revenue	58,879	58,239
Gross profit	39,042	41,797

Operating expenses
Research and development	18,212	15,867
Sales and marketing	10,607	11,870
General and administrative	10,853	11,183
Amortization of intangible assets	612	612
Restructuring charges (credits)	(305)	1,799
	39,979	41,331

Income (loss) from operations	(937)	466

Other income (expense)
Equity income of SEN	2,216	2,339
Interest income	1,651	1,010
Interest expense	(1,641)	(1,654)
Other—net	(655)	(14)
	1,571	1,681

Income before income taxes	634	2,147
Income taxes	89	249
Net income	$545	$1,898

Net income per share
Basic	$0.01	$0.02
Diluted	0.01	0.02

Shares used in computing basic and diluted net income per share
Basic	100,883	100,138
Diluted	101,823	100,929

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$59,222	$71,417
Marketable securities	80,145	93,797
Restricted cash	8,878	8,037
Accounts receivable, net	91,707	79,379
Inventories, net	127,133	109,972
Prepaid expenses and other current assets	34,896	32,767
Total current assets	401,981	395,369

Property, plant & equipment, net	68,056	71,443
Investment in SEN	111,317	108,815
Goodwill	46,773	46,773
Intangible assets	15,488	16,100
Restricted cash, long-term portion	2,576	3,195
Other assets	21,375	19,748
	$667,566	$661,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,707	$25,556
Accrued compensation	12,030	18,437
Warranty	4,910	5,739
Income taxes	2,869	3,021
Deferred revenue	32,408	30,140
Other current liabilities	10,089	11,333
Current portion of long-term debt	74,217	—
Total current liabilities	170,230	94,226

Long-term debt	50,783	125,000
Long-term deferred revenue	10,671	11,177
Other long-term liabilities	4,335	4,999

Stockholders’ equity
Preferred stock	—	—
Common stock	101	101
Additional paid-in capital	464,647	466,454
Deferred compensation	—	(5,385)
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(30,642)	(31,187)
Accumulated other comprehensive loss	(1,341)	(2,724)
	431,547	426,041
	$667,566	$661,443

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net income	$545	$1,898
Adjustments required to reconcile net income to net cash used for operating activities
Depreciation and amortization	4,339	5,576
Amortization of intangible assets	612	612
Stock compensation expense	1,263	30
Undistributed income of SEN	(2,216)	(2,339)
Changes in operating assets & liabilities
Accounts receivable	(12,027)	3,911
Inventories	(16,427)	3,857
Other current assets	(2,014)	(8,408)
Accounts payable & other current liabilities	—	(12,236)
Deferred revenue	1,762	1,877
Income taxes	(158)	(1,143)
Other assets and liabilities	(2,309)	(2,511)
Net cash used for operating activities	(26,630)	(8,876)
Investing activities
Purchases of marketable securities	(19,022)	(41,237)
Sales and maturities of marketable securities	32,763	32,950
Expenditures for property, plant & equipment	(886)	(1,030)
Increase in restricted cash	(222)	(49)
Net cash provided by (used for) investing activities	12,633	(9,366)
Financing activities
Proceeds from the exercise of stock options	1,202	558
Proceeds from employee stock purchase plan	611	864
Net cash provided by financing activities	1,813	1,422
Effect of exchange rate changes on cash	(11)	226

Net decrease in cash and cash equivalents	(12,195)	(16,594)
Cash and cash equivalents at beginning of period	71,417	108,295
Cash and cash equivalents at end of period	$59,222	$91,701

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited)

(All tabular amounts in thousands, except per share amounts)

Note 1.  Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan.  This joint venture whose legal name was changed effective April 1, 2006 from Sumitomo Eaton Nova Corporation to SEN Corporation, an SHI and Axcelis Company (“SEN”), licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

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

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2. Stock-Based Compensation

Adoption of SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. In April 2005, the Securities and Exchange Commission (“SEC”) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of the registrants’ first fiscal year that begins on or after June 15, 2005.

The Company adopted SFAS No. 123R, effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes: (a) stock options, restricted stock and restricted stock units granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) shares issued in offerings under the Employee Stock Purchase Plan with offering periods commencing January 1, 2006 and stock options, restricted stock and restricted stock units granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes valuation model in accordance with the provisions of SFAS No. 123R. Expense is recognized ratably over the vesting period. Under the modified prospective transition method, results for prior periods are not restated.

Under SFAS No. 123R the Company recognized stock-based compensation expense of $1.3 million for the three months ended March 31, 2006. Adoption of SFAS No. 123R reduced income before income taxes and net income by approximately $0.9 million ($0.01 per basic and diluted share) for the three months ended March 31, 2006 as the Company would have recognized $0.4 million of stock-based compensation expense related to its outstanding restricted stock and restricted stock units prior to the adoption of SFAS No. 123R.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this change had no impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2006.

Accounting Prior to Adoption of SFAS No. 123R

Prior to January 1, 2006, as permitted under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure,” Axcelis elected to follow the provisions of APB No. 25 to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the market value of the underlying common shares. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors.

On October 24, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.00 per share. These options were previously awarded to its employees and other eligible participants, including executive officers, under the Company’s 2000 Stock Plan. Of the approximately 1.5 million accelerated options, 309,474 options, or 21.2%, were held by executive officers. The acceleration of vesting was effective for stock options outstanding as of December 15, 2005, at which date the closing price of the Company’s common stock was $4.70 per share. The weighted average exercise price of the options subject to the acceleration was $11.52 per share. The acceleration of the vesting of these options did not result in compensation expense based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS No. 123, the Company recognized an incremental $7.1 million of stock-based compensation expense for all options whose vesting was accelerated. As a result of this action the Company is not recognizing compensation expense of approximately the same amount associated with these options in operating results, upon effectiveness of the application of SFAS No. 123R.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R.

For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a graded attribution approach using the following assumptions for the three months ended March 31, 2005:

Risk-free interest rate	2.92 - 4.04%
Expected stock price volatility	69.3%
Weighted average expected term (in years)	4.0
Expected dividend yield	0.0%

The weighted average grant date fair value (determined using the Black-Scholes option pricing model) for options granted during the three months ended March 31, 2005 was $3.32.

The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 if the Company had accounted for its stock plans using the fair value method of accounting provided under SFAS No. 123:

Net income, as reported (Under APB No. 25)	$1,898
Add: Stock-based employee compensation expense included in reported net income	30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,736)
Pro forma net loss	$(2,808)
Net income per share as reported
Basic	$0.02
Diluted	$0.02
Pro forma net loss per share
Basic	$(0.03)
Diluted	$(0.03)

2000 STOCK PLAN

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “Plan”), a stock award and incentive plan which permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to selected employees, directors and consultants of the Company.  The Plan originally reserved 18.5 million shares of common stock for future grant and expires in 2012. At March 31, 2006 there were 17.8 million shares of common stock available for future grant. At March 31, 2006, stock awards outstanding under the Plan included: stock options, restricted stock, and restricted stock units.

Expiration of non-qualified stock options or stock appreciation rights is based on award agreements. Non-qualified stock options typically expire ten years from date of grant, but, if approved by the Board of Directors, may have a stated term in excess of ten years. Incentive stock option awards expire ten years from the date of grant. Generally, options granted to employees terminate upon termination of employment (or 90 days thereafter). Under the terms of the Plan, the exercise price, determined by the Board of Directors, may not be less than the fair market value of a share of the Company’s common stock on the date of grant. Stock options granted to employees generally vest over a period of four years while stock options granted to members of the Company’s Board of Directors generally vest over a period of 6 months. The Company settles stock option exercises with newly issued common shares.

Generally, restricted stock and restricted stock unit awards expire upon termination of service to the Company (or 90 days thereafter). Restricted stock or restricted stock unit awards granted to employees generally vest over a period of four years while restricted stock or restricted stock units granted to members of the Company’s Board of Directors generally vest over a period of six months.

STOCK OPTIONS

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and a straight line attribution approach using the following assumptions for the three months ended March 31, 2006:

Risk-free interest rate	4.29 - 4.53%
Expected stock price volatility	59.0%
Weighted average expected term (in years)	4.2
Expected dividend yield	0.0%

The risk-free interest rate is based on U.S. Treasury interest rates for a term consistent with the expected life of the stock options.

The expected stock price volatility assumption was derived using a combination of historical and implied volatility. The Company determined that a blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility alone. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as the basis for its expected volatility assumption.

Weighted average expected term was calculated using a forward looking lattice model of the Company’s stock price incorporating a suboptimal exercise factor and a projected post-vest forfeiture rate. Prior to the adoption of SFAS No. 123R, the Company used the estimated option life (typically four years) as the basis for its expected term assumption.

Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future.

The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, the Company will adjust the estimated forfeiture rate based upon actual experience.

The weighted average grant date fair value (determined using the Black-Scholes option pricing model) for options granted during the three months ended March 31, 2006 was $2.44.

The following table summarizes the stock option activity for the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Outstanding at December 31, 2005	13,464	$11.81

Granted	572	4.93
Exercised	(197)	6.10
Canceled	(102)	6.50
Expired	(272)	12.45
Outstanding at March 31, 2006	13,465	$11.63	5.8	$201

Exercisable at March 31, 2006	11,003	$12.82	5.4	$120

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.2 million. The total fair value of stock options vested during the three months ended March 31, 2006 was $0.1 million. As of March 31, 2006, there was $6.1 million, net of estimated forfeitures, of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.9 years. Cash received from stock option exercises was $1.2 million during the three months ended March 31, 2006.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(years)
$4.36 -$6.38	2,654	7.4	$5.60	1,309	$5.80
$6.77 - $10.00	3,056	5.3	$8.04	1,939	$8.36
$10.28 - $15.38	5,418	6.0	$12.20	5,418	$12.20
$15.63 - $22.00	2,336	4.1	$21.88	2,336	$21.88
$24.13	1	4.3	$24.13	1	$24.13
Total	13,465	5.8	$11.63	11,003	$12.82

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

During 2005, the Compensation Committee of the Board of Directors approved the issuance of 854,000 restricted stock units (“RSUs”) to selected employees, including 365,000 to executive officers, and the issuance of 44,000 shares of restricted stock to Directors under the Company’s 2000 Stock Plan.  RSUs represent the Company’s unfunded and unsecured promise to issue shares of the Company’s common stock, $0.001 par value (“Common Stock,” as defined in the 2000 Plan) at a future date, subject to the terms of the RSU Award Agreement and the 2000 Plan.  The purpose of these awards is to assist in attracting and retaining highly competent employees and Directors and to act as an incentive in motivating selected employees and Directors to achieve long-term corporate objectives. The awards vest over four years for employees and executive officers. Restricted stock awards to Directors vested on January 1, 2006. The fair value of restricted stock unit and restricted stock awards is charged to expense over the vesting period on a straight-line basis.

Changes in the Company’s non-vested restricted stock and restricted stock units for the three months ended March 31, 2006 follow:

Shares/units

Outstanding at December 31, 2005	1,063

Granted	—
Vested	124
Forfeited	—
Outstanding at March 31, 2006	939

The fair value of the Company’s restricted stock and restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2006, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be amortized over a weighted average amortization period of 3.2 years.

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the “Purchase Plan”) provides effectively all Axcelis employees the opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions of up to 10% of the employee’s salary, subject to certain caps set forth in the Purchase Plan.  Historically, employees could purchase Axcelis common stock at 85% of the market value of the Company’s common stock on the first trading day of each offering period or on the day the stock is purchased, whichever was lower. Effective January 1, 2006, employees may only purchase Axcelis common stock at 85% of the market value of the Company’s common stock on the day the stock is purchased. The purchase price may be adjusted by a committee of the Board of Directors.

Compensation expense was not recognized through December 31, 2005 because the Purchase Plan was a non-compensatory plan under Section 423 of the Internal Revenue Code. Under SFAS No. 123R, the Purchase Plan is now considered compensatory and as such, compensation expense is recognized beginning January 1, 2006. Compensation expense is computed as the benefit of discounted stock price, amortized to compensation expense straight-line over each offering period of six months. Compensation expense for the three months ended March 31, 2006 was $0.1 million.

As of March 31, 2006, there were a total of 4.4 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.3 million shares purchased under the Purchase Plan during the three months ended March 31, 2006.

Note 3.  Net Income Per Share

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

For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options with an exercise price that exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. As such, the Company has excluded from the computation 10.8 million (for the three months ended March 31, 2006) and 12.2 million (for the three months ended March 31, 2005) outstanding stock options. An additional 2.7 million (for the three months ended March 31, 2006) of stock options whose exercise price was less than the average fair market value of the Company’s common stock for the period were also excluded as the effect would be anti-dilutive under SFAS No. 128. In addition, 6.3 million shares of common stock for the assumed conversion of the Company’s convertible debt, computed using the if converted method, were excluded from the computation of diluted earnings per share for all periods presented as the effect of conversion would be anti-dilutive. These stock options and conversions could, however, become dilutive in future periods.

A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Income available to common stockholders	$545	$1,898

Weighted average common shares outstanding used in computing basic net income per share	100,883	100,138
Incremental shares	940	791
Weighted average common shares outstanding used in computing diluted net income per share	101,823	100,929

Net income per share
Basic	$0.01	$0.02
Diluted	0.01	0.02

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended March 31,
	2006	2005
	(in thousands)
Net income	$545	$1,898
Foreign currency translation adjustments	1,373	(5,400)
Unrealized gain on marketable securities	9	—
Comprehensive income (loss)	$1,927	$(3,502)

Note 5. Inventories

The Company adopted Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”) “Inventory Costs, an amendment of ARB 43, Chapter 4” effective January 1, 2006. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adopting SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

The components of inventories follow:

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials	$84,715	$78,230
Work-in-process	35,336	22,073
Finished goods (completed systems)	7,082	9,669
	$127,133	$109,972

Note 6. Restructuring

For the first quarter of 2006, the Company recorded a credit of $0.3 million to previously recognized restructuring charges relating primarily to the adjustment for severance and other one-time termination benefits associated with reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts. In addition to the amounts reported as restructuring charges, $0.3 million of relocation and other incremental expenses related to the consolidation of the Rockville, Maryland operations are included in general and administrative expense for the three months ended March 31, 2006.

In total, the Company expects to incur approximately $12.8 million in restructuring and general and administrative expenses related to these actions, of which $12.3 million has been recognized in the statement of operations since the fourth quarter of 2004. The Company expects to incur approximately $0.5 million in additional expense during the second quarter of 2006. Of the total cost related to these actions, approximately $12.1 million is expected to result in cash expenditures, of which $10.6 million has been paid through March 31, 2006. The remaining severance amounts are expected to be paid out in the second quarter of 2006. Leases are expected to be paid over the remaining lease periods extending to 2007.

Changes in the Company’s restructuring liability are as follows:

	Severance	Retention	Leases	Total
	(in thousands)
Balance at December 31, 2005	$636	$120	$1,264	$2,020
Restructuring credit	(254)	(51)	—	(305)
Cash payments	(306)	(69)	(301)	(676)
Balance at March 31, 2006	$76	$—	$963	$1,039

Restructuring charges of $1.8 million for the first quarter of 2005 primarily consisted of severance and other one-time termination benefits that were paid related to reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts. In addition to the amounts reported as restructuring charges, $1.1 million of relocation and other incremental expenses related to the consolidation of the Rockville, Maryland operations are included in general and administrative expense for the three months ended March 31, 2005.

Note 7. Product Warranty

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

Changes in the Company’s product warranty liability are as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
Balance at December 31	$7,166	$10,924
Warranties issued during the period	1,739	1,854
Settlements made during the period	(1,744)	(1,568)
Changes in liability for pre-existing warranties during the period	(1,511)	53
Balance at March 31	$5,650	$11,263

Amount classified as current	$4,910	$9,615
Amount classified as long term	740	1,648
Balance at March 31	$5,650	$11,263

Note 8. Deferred Income Taxes

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

Note 9. Significant Customers

In the first quarter of 2006, one customer accounted for approximately 11% of revenue. In the first quarter of 2005, one customer accounted for approximately 27% of revenue. For the periods ended March 31, 2006 and 2005 no other customer accounted for more than 10% of revenue.

Note 10. Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters. At March 31, 2006, the Company is not a party to any material legal proceedings.

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

Note 11. Recent Accounting Pronouncements

SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 123R, however, allowed for a modified prospective approach of adoption. The adoption of this statement did not have any impact on the Company’s consolidated financial statements.

Note 12. Subsequent Event

On May 2, 2006, the Company entered into an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of the Company’s existing 4.25% Convertible Subordinated Notes due January 15, 2007 (the “Old Notes”), agreed to exchange its Old Notes for $50.8 million in aggregate principal amount of the Company’s newly issued 4.25% Convertible Senior Subordinated Notes due January 15, 2009 (the “New Notes”), plus accrued and unpaid interest on the Old Notes through but excluding May 2, 2006, the closing date of the exchange. In addition, the Company issued an additional $24.2 million of New Notes, resulting in an aggregate of $75 million of New Notes outstanding.

The New Notes are unsecured senior indebtedness of the Company and bear interest at the rate of 4.25% per annum. Interest is payable on January 15 and July 15 of each year, commencing July 15, 2006. The New Notes mature on January 15, 2009. At maturity, the Company is required to repay the outstanding principal of the New Notes, plus a maturity premium of 11.125% of such principal, resulting in an effective annual yield to maturity of approximately 8.0%.

The principal amount of the New Notes, together with the Applicable Premium (as defined in the indenture), which increases over the term of the notes, as of the conversion date, are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a conversion price equal to $20.00 per share, which also is the conversion price of the Old Notes, subject to adjustment in certain circumstances.

In accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to Be Refinanced (an amendment of ARB No. 43, Chapter 3A)”, the Company has classified the $50.8 million of Old Notes that were exchanged in May 2006 as long-term debt in the Consolidated Balance Sheet as of March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Axcelis Technologies, Inc. (“Axcelis,” “we,” “us,” or “our”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. We own 50% of the equity of a joint venture known as SEN Corporation, an SHI and Axcelis Company, or “SEN” with Sumitomo Heavy Industries, Ltd. in Japan. SEN licenses technology from us relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The semiconductor capital equipment industry has in the past been subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, could fluctuate from year to year and period to period. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. For example, our gross margins in 2002, 2003 and 2004 were adversely affected in part as a result of the increased proportion of relatively new systems sold to process 300mm wafers. We expect gross margins to decline in 2006 compared to 2005 due to sales of our new single wafer implant products. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we could experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

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

The years 2005 and 2006 are transition years in implant products and technology. While customers continue to buy multi-wafer tools, leading edge customers are shifting to single wafer tools. We introduced our single wafer Optima platform in 2005. In 2005 we began shipping the Optima MD, our single wafer mid dose tool. We anticipate shipping the first Optima HD, our single wafer high dose tool, during the second quarter of  2006. We also have development projects underway to produce and launch our next generation of single wafer products.

Axcelis accesses the important Japanese market for certain ion implant systems through a joint venture (known as SEN Corporation, an SHI and Axcelis Company (“SEN”)) with Sumitomo Heavy Industries, Ltd. that we do not control. The joint venture agreement gives both owners veto rights, so that neither owner alone can effectively control SEN. SEN’s business is subject to the same risks as our business. Royalties and equity income from SEN have made a substantial contribution to our earnings, and a substantial decline in SEN’s sales and net income could have a material adverse effect on our operating results.  As a result of this joint venture structure, we have less control over SEN management than over our own management and may not have timely knowledge of factors affecting SEN’s business. In addition, given the equal ownership, it is possible that the SEN Board may be unable to reach consensus on important matters from time to time which could delay important decisions. The license agreement between SEN and Axcelis continues in its existing form on a year-to-year basis, subject to the right of either party to terminate. Under the SEN bylaws, termination of the license agreement by SEN would be an important matter requiring approval of a majority of the SEN directors. Given Axcelis’ 50% representation on the SEN Board, the license agreement will be perpetual until such time as Axcelis deems a termination to be in our interest. Axcelis has no present intent to terminate the SEN license agreement.

Operating results for the current periods presented are not necessarily indicative of the results that may be expected for subsequent interim periods or for the year as a whole.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon Axcelis’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. As of March 31, 2006 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2006	2005
Revenue
Systems	53.5%	59.7%
Services	45.0	38.4
Royalties, primarily from SEN	1.5	1.9
	100.0	100.0
Cost of revenue	60.1	58.2
Gross profit	39.9	41.8

Other costs and expenses
Research & development	18.6	15.9
Selling	10.8	11.9
General & administrative	11.1	11.2
Amortization of intangible assets	0.6	0.6
Restructuring	(0.3)	1.8
	40.8	41.3

Income (loss) from operations	(1.0)	0.5

Other income (expense)
Equity income of SEN	2.3	2.3
Interest income	1.7	1.0
Interest expense	(1.7)	(1.7)
Other—net	(0.7)	(0.0)
	1.6	1.7

Income before income taxes	0.6	2.1
Income taxes	0.1	0.2
Net income	0.6%	1.9%

Three months ended March 31, 2006 in comparison to the three months ended March 31, 2005

Revenue

Revenue from system sales was $52.4 million or 53.5% of revenue for the first quarter of 2006 compared with $59.7 million, or 59.7% of revenue for the first quarter of 2005. The decrease in sales of systems compared with 2005 was primarily attributable to fluctuation in customer buying patterns. We do not believe the change represents a significant change in current cycle. Also, while the effect is not yet quantifiable, systems revenue has also declined because semiconductor manufacturers are shifting away from our multi-wafer high current ion implant systems to single wafer high current ion implant systems.

Approximately 45.8% of revenue from system sales for the first quarter of 2006 was from the sale of 200mm products and 54.2% of revenue was from the sale of 300mm products, compared with 31.0% and 69.0%, respectively, for the first quarter of 2005.

Services revenue, which includes spare parts, equipment upgrades and maintenance services, was $44.1 million, or 45.0% of revenue for the first quarter of 2006 compared with $38.4 million, or 38.4% of revenue, for the first quarter of 2005. Service revenue fluctuates period to period based mainly on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts.

A portion of the Company’s revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2006 and 2005 was $43.1 million and $43.6 million, respectively.

Royalty revenue was $1.4 million, or 1.5% of revenue for the first quarter of 2006 compared with $1.9 million, or 1.9% of revenue for the first quarter of 2005. Royalties are primarily earned under the terms of our license agreement with SEN. Revenue changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Revenue from sales of ion implantation products and services accounted for $76.3 million, or 77.9% of total revenue in the first quarter of 2006, compared with $77.9 million, or 77.9%, of total revenue in the first quarter of 2005.

Worldwide revenues, including revenues of SEN, for the first quarter of 2006 were $145.8 million. Such worldwide revenues for the first quarter of 2006 decreased by $8.9 million compared with the first quarter of 2005 due to the decline in demand for semiconductor equipment and the transition to single wafer, high dose ion implant systems, as discussed above, as well as the timing of shipments in Japan. Axcelis believes that the information regarding the aggregate annual revenues of SEN, a 50% owned unconsolidated subsidiary of Axcelis, combined with Axcelis’ own revenues for the quarter, is useful to investors. SEN’s ion implant products are covered by a license from Axcelis and therefore the combined revenue of the two companies indicates the full market penetration of Axcelis’ technology.

Gross Profit

Gross profit was 39.9% of revenue in the first quarter of 2006 compared with gross profit of 41.8% of revenue in the first quarter of 2005. The gross profit decrease of 1.9 percentage points was the result of lower systems volume, product mix and deferrals  (approximately 3.6 percentage points), lower 100% margin SEN royalties (approximately 0.4 percentage points), unfavorable operating overheads (approximately 0.3 percentage points), offset by favorable parts and service volume (approximately 2.5 percentage points).

Research and Development

Research and development expense was $18.2 million in the first quarter of 2006, an increase of $2.3 million, or 14.5%, compared with $15.9 million in the first quarter of 2005. The increase was driven primarily by increased payroll and payroll related expenses ($2.3 million) and expenses associated with the timing of project material usage, supplies, and contract labor ($1.1 million) partially offset by decreased amortization related to manufactured products used in research and development ($0.6 million). Increases in overall research and development expenses in the first quarter of 2006 compared to the first quarter of 2005 are attributable to development efforts related to our single wafer Optima platform.

Selling

Selling expense was $10.6 million in the first quarter of 2006, a decrease of $1.3 million, or 10.9%, compared with $11.9 million in the first quarter of 2005. The decrease was driven primarily lower payroll and payroll related expenses resulting from a reduction in headcount ($0.6 million) and lower outside services ($0.3 million).

General and Administrative

General and administrative expense was $10.9 million in the first quarter of 2006, a decrease of $0.3 million, or 2.7%, compared with $11.2 million in the first quarter of 2005. The decrease was driven primarily decreased costs associated with the consolidation of our Rockville, Maryland operations into our headquarters and manufacturing facility located in Beverly, Massachusetts ($0.8 million), decreased insurance expense related to a workers’ compensation premium settlement recorded in the first quarter of 2005 ($0.4 million) and reduced salary expense ($0.4 million) offset by increase variable compensation ($0.6 million) and stock based compensation expense associated with the adoption of SFAS No. 123R ($0.5 million).

Restructuring

 The credit of $0.3 million to previously recorded restructuring charges in the first quarter of 2006 consists primarily of an adjustment to severance and other one-time termination benefits related to reduction in force actions and the consolidation of our Rockville, Maryland operations into our headquarters and manufacturing facility located in Beverly, Massachusetts. In total, we expect to incur approximately $12.8 million in restructuring and general and administrative expenses related to these actions, of which $12.3 million has been recognized in the statement of operations since the fourth quarter of 2004. We expect to incur approximately $0.5 million in additional expense during the second quarter of 2006. Of the total cost related to these actions, approximately $12.1 million is expected to result in cash expenditures, of which $10.6 million has been paid through March 31, 2006. The remaining severance amounts are expected to be paid in the second quarter of 2006. Leases are expected to be paid over the remaining lease periods extending to 2007.

Changes in our restructuring liability are as follows:

	Severance	Retention	Leases	Total
	(in thousands)
Balance at December 31, 2005	$636	$120	$1,264	$2,020
Restructuring expense	(254)	(51)	—	(305)
Cash payments	(306)	(69)	(301)	(676)
Balance at March 31, 2006	$76	$—	$963	$1,039

Restructuring charges of $1.8 million for the first quarter of 2005 primarily consisted of severance and other one-time termination benefits that were paid related to reduction in force actions and the consolidation of our Rockville, Maryland operations into our headquarters and manufacturing facility located in Beverly, Massachusetts.

Other Income (Expense)

Equity income attributable to SEN was and $2.2 million and $2.3 million in the first quarter of 2006 and 2005, respectively.  Fluctuations in equity contributions from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market.

Interest income of $1.7 million primarily relates to interest earned on cash, cash equivalents and marketable securities. Interest income increased by $0.7 million from the comparable period in 2005 due primarily to higher interest rates earned on invested balances.

Interest expense of $1.7million in the first quarter of 2006 primarily relates to our convertible subordinated notes issued in January 2002. Interest expense remained essentially flat compared with the first quarter 2005.

Income Taxes

Income tax expense in the first quarter of 2006 was $0.1 million. Income tax expense relates principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income. We have significant net operating losses in the United States and certain foreign jurisdictions, principally Europe, and, as a result, do not pay significant income taxes in those jurisdictions nor have the ability to obtain tax benefit for such losses. Accordingly, our effective income tax rate is not meaningful.

Adoption of SFAS No. 123R

As discussed in footnote 2 to the consolidated financial statements, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes: (a) stock options, restricted stock and restricted stock units granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”),

and (b) shares issued in offerings under the Employee Stock Purchase Plan with offering periods commencing and stock options, restricted stock and restricted stock units granted, subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option valuation model in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.

Under SFAS No. 123R we recognized stock-based compensation expense of $1.3 million for the three months ended March 31, 2006. Adoption of SFAS No. 123R reduced income before income taxes and net income by approximately $0.9 million ($0.01 per basic and diluted share) for the three months ended March 31, 2006 as we would have recognized $0.4 million of stock-based compensation expense related to our outstanding restricted stock and restricted stock units prior to the adoption of SFAS No. 123R.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because we do not recognize the benefit of tax deductions in excess of recognized compensation cost due to our net operating loss position, this change had no impact on our consolidated financial statements for the three months ended March 31, 2006.

Prior to January 1, 2006, as permitted under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow the provisions of APB No. 25 to account for stock-based awards to employees. Under APB No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the market value of the underlying common shares. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors.

On October 24, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.00 per share. These options were previously awarded to our employees and other eligible participants, including executive officers, under our 2000 Stock Plan. Of the approximately 1.5 million accelerated options, 309,474 options, or 21.2%, were held by executive officers. The acceleration of vesting was effective for stock options outstanding as of December 15, 2005, at which date the closing price of our common stock was $4.70 per share. The weighted average exercise price of the options subject to the acceleration was $11.52 per share. The acceleration of the vesting of these options did not result in compensation expense based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS No. 123, we recognized an incremental $7.1 million of stock-based compensation expense for all options whose vesting was accelerated. As a result of this action we are not recognizing compensation expense of approximately the same amount associated with these options in operating results, upon effectiveness of the application of SFAS No. 123R.

For 2006, we intend to shift our share-based payment programs from share options to principally restricted stock units.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities at March 31, 2006 were $139.4 million, compared with $165.2 million at December 31, 2005. The $25.8 million decrease in cash and cash equivalents, and marketable securities was mainly attributable to $26.6 million in cash used by operations driven primarily by an increase in accounts receivable caused by the timing of systems shipments and increased inventories to accommodate an expected volume increase in the second quarter and $0.9 million used for capital expenditures partially offset by $1.8 million in proceeds from the exercise of stock options and stock purchases under the Employee Stock Purchase Plan. We expect to generate positive cash flow for the year ended December 31, 2006.

Net working capital was $231.8 million at March 31, 2006 compared with $301.1 million at December 31, 2005. The $69.3 million decrease in net working capital is attributable principally to the reclassification of $74.2 million of our outstanding convertible debentures to current liabilities as of March 31, 2006.

Capital expenditures were $0.9 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. We have no significant capital projects planned for 2006 and total capital expenditures for 2006 are projected to be less than $10.0 million. Future capital expenditures beyond 2006 will depend on a number of factors, including the timing and rate of expansion of our business.

We have no off-balance sheet arrangements other than foreign exchange contracts used to hedge amounts receivable from SEN ($2.1 million at March 31, 2006).

We have a $50.0 million revolving credit facility that expires in October 2006. We expect to be able to renew the credit facility when it expires. The purpose of the facility is to provide funds for working capital and general corporate purposes as required. To the extent that we have borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage. We have no plans to borrow against the facility but may use the facility to support letters of credit in the future. The credit facility is secured by substantially all of our assets (excluding our investment in SEN) and contains certain financial and other restrictive covenants including restrictions on the payment of dividends, minimum levels of tangible net worth, liquidity and profitability as well as maximum levels of indebtedness and capital spending. At March 31, 2006, we were in compliance with all covenants. We incur an annual commitment fee based on an EBITDA formula outlined in the agreement applied to the full commitment.

We have $125.0 million of outstanding convertible debentures that mature in January 2007. As discussed in footnote 12 to the consolidated financial statements, on May 2, 2006, we entered into an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of our existing 4.25% Convertible Subordinated Notes due January 15, 2007 (the “Old Notes”), agreed to exchange its Old Notes for $50.8 million in aggregate principal amount of our newly issued 4.25% Convertible Senior Subordinated Notes due January 15, 2009 (the “New Notes”), plus accrued and unpaid interest on the Old Notes through but excluding May 2, 2006, the closing date of the exchange. In addition, we issued an additional $24.2 million of New Notes, resulting in an aggregate of $75 million of New Notes outstanding. In accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to Be Refinanced (an amendment of ARB No. 43, Chapter 3A)”, we have classified the $50.8 million of Old Notes that were exchanged in May 2006 as long-term debt in the Consolidated Balance Sheet as of March 31, 2006. We believe that our existing cash balances, expected positive cash flows for 2006, anticipated access to bank financing, and additional proceeds for the issuance of the New Notes will allow us to repay the remaining debt when it matures without causing a liquidity issue.

We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $17.4 million to support certain operating lease obligations, workers’ compensation insurance, and certain value added tax claims in Europe. In addition, at March 31, 2006, $11.5 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the consolidated balance sheet.

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

On May 4, 2006, we announced that net revenues (excluding SEN) for the second quarter of 2006 are forecast in the range of $112 million to $122 million. Gross margins are projected in the 40% range. We expect results of operations will be in the range of $0.10 to $0.14 per diluted share.

It is difficult to predict our customers’ capital spending plans since they can change very quickly. At our current sales level, each sale, or failure to make a sale, could have a material effect on our results of operations in a particular quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2006, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7A to our Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

As of March 31, 2006, there have been no material changes to the risk factors disclosed in Item 1A to our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

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

4.1

Indenture between Axcelis Technologies, Inc. and State Street Bank and Trust Company, as Trustee, including the form of note, dated as of January 15, 2002. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2002.

4.2

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

4.3

Indenture between Axcelis Technologies, Inc. and U.S. Bank National Association, as Trustee, dated as of May 2, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006.

10.1

Registration Rights Agreement dated as of May 2, 2006 between Axcelis Technologies, Inc. and Quantum Partners LDC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 9, 2006. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 9, 2006. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 9, 2006. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 9, 2006. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: May 10, 2006	By:	Stephen G. Bassett, Executive Vice President and Chief Financial Officer
Duly authorized officer and Principal Financial Officer