Form 10-K/A
period 2005-12-31
AXCELIS TECHNOLOGIES INC
filed 2006-06-29
CIK 1113232

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

AMENDMENT NO. 1

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 14, 2006, solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K, but not the annual shareholders’ report, contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our 50% owned joint venture with Sumitomo Heavy Industries, Ltd., known as SEN Corporation, an SHI and Axcelis Company (formerly known as Sumitomo Eaton Nova Corporation) (“SEN”), which is not consolidated in the Axcelis Technologies, Inc. financial statements (and is accounted for under the equity method) was significant under Rule 3-09 in relationship to the Axcelis Technologies, Inc. financial results for the year ended December 31, 2005. Since SEN’s fiscal year ended after the date of the filing of our Form 10-K, Rule 3-09 provides that the SEN financial statements may be filed as an amendment to our Form 10-K within 90 days after the end of SEN’s fiscal year ended March 31, 2006.

Therefore, this Form 10-K/A amends the following portions of the Axcelis Technologies Form 10-K filed on March 14, 2006:

•              Item 8 is being amended by submitting the financial statements of SEN for the fiscal years ended March 31, 2006, 2005 and 2004 (the “SEN Financial Statements”) as a separate section of this report immediately following Item 15;

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

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of the Company’s Form 10-K, as originally filed on March 14, 2006, and as amended by this form 10-K/A:

(1)(A) Financial Statements of Axcelis Technologies, Inc.:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — For the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(1)(B) Financial Statements of SEN Corporation, an SHI and Axcelis Company:

Report of Independent Auditors

Consolidated Statements of Operations — For the years ended March 31, 2006, 2005 and 2004
Consolidated Balance Sheets — March 31, 2006 and 2005
Consolidated Statements of Stockholders’ Equity — For the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — For the years ended March 31, 2006, 2005 and 2004

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

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

Report of Independent Auditors

The Board of Directors
SEN Corporation, an SHI and Axcelis Company

We have audited the accompanying consolidated balance sheets of SEN Corporation, an SHI and Axcelis Company (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006, all expressed in Japanese yen. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

/s/	Ernst & Young ShinNihon

Tokyo, Japan
June 26, 2006

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Income

				Year ended
	Years ended March 31,			March 31,
	2004	2005	2006	2006
				(U.S. dollars
	(Thousands of yen)			in thousands)
Net sales:
Systems	¥17,838,626	¥28,457,929	¥20,026,152	$176,722
Services	5,630,836	6,987,942	7,831,507	69,110
Net sales	23,469,462	35,445,871	27,857,659	245,832
Cost of sales	12,946,966	19,319,808	15,660,181	138,195
Gross profit	10,522,496	16,126,063	12,197,478	107,637

Operating expenses:
Research and development	1,665,889	3,002,413	2,271,112	20,042
Selling, general and administrative expenses	3,400,114	3,810,538	3,851,467	33,987

	5,066,003	6,812,951	6,122,579	54,029
Income from operations	5,456,493	9,313,112	6,074,899	53,608

Other income (expense), net	(7,190)	10,444	(11,002)	(97)

Income before income taxes	5,449,303	9,323,556	6,063,897	53,511

Income taxes (benefit):
Current	2,212,528	3,900,102	2,023,686	17,858
Deferred	(118,800)	(389,016)	184,847	1,631
	2,093,728	3,511,086	2,208,533	19,489

Net income	¥3,355,575	¥5,812,470	¥3,855,364	$34,022

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Balance Sheets

	March 31,		March 31,
	2005	2006	2006
	(Thousands of yen)		(U.S dollars
			in thousands)
Assets
Current assets:
Cash and cash equivalents	¥9,345,190	¥8,836,834	$75,226
Trade receivables, net	14,910,846	16,408,130	139,679
Due from affiliates — current	99,759	149,250	1,271
Inventories	6,050,698	7,014,229	59,711
Deferred income taxes and other current assets	437,435	448,529	3,818
Total current assets	30,843,928	32,856,972	279,705

Property, plant and equipment, net	2,787,756	2,776,813	23,639

Deferred income taxes and other assets	756,647	660,160	5,620
	¥34,388,331	¥36,293,945	$308,964
Liabilities and Shareholders’ equity
Current liabilities:
Trade payables:
Notes	¥1,812,547	¥1,964,205	$16,721
Accounts	2,962,956	3,087,637	26,284
	4,775,503	5,051,842	43,005
Due to affiliates	1,825,148	1,819,222	15,487
Income taxes payable	2,859,210	1,247,358	10,619
Other current liabilities	1,086,361	656,653	5,590
Total current liabilities	10,546,222	8,775,075	74,701

Accrued retirement benefits	74,957	16,354	139

Shareholders’ equity:
Capital stock:
Authorized — 20,000 shares
Issued and outstanding — 12,000 shares	600,000	600,000	2,511
Retained earnings	23,167,152	26,902,516	240,504
Accumulated other comprehensive income	—	—	(8,891)
Total Shareholders’ equity	23,767,152	27,502,516	234,124
	¥34,388,331	¥36,293,945	$308,964

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Shareholders’ Equity

	Capital stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(Thousands of yen)

Balance at March 31, 2003	¥600,000	¥14,119,107	¥(10,536)	¥14,708,751
Net income	—	3,355,575	—	3,355,575
Minimum pension liability adjustment	—	—	10,356	10,356
Total comprehensive income				3,365,931
Cash dividends	—	(120,000)	—	(120,000)
Balance at March 31, 2004	600,000	17,354,682	—	¥17,954,682
Net income and total comprehensive income	—	5,812,470	—	5,812,470
Balance at March 31, 2005	600,000	¥23,167,152	—	¥23,767,152
Net income and total comprehensive income	—	3,855,364	—	3,855,364
Cash dividends	—	(120,000)	—	(120,000)
Balance at March 31, 2006	¥600,000	¥26,902,516	¥—	¥27,502,516

	Capital stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(U.S. dollars in thousands)

Balance at March 31, 2005	$2,511	$207,541	$11,264	$221,316
Net income	—	34,022	—	34,022
Foreign currency translation adjustment	—	—	(20,155)	(20,155)
Total comprehensive income				13,867
Cash dividends	—	(1,059)	—	(1,059)
Balance at March 31, 2006	$2,511	$240,504	$(8,891)	$234,124

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Cash Flows

Year ended March 31,	Year ended March 31,
2004	2005	2006	2006
(Thousands of yen)	(U.S.
dollars in
thousands)
Operating activities
Net income	¥3,355,575	¥5,812,47	0	¥3,855,36	4	$34,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	592,877	428,129	402,684	3,553
Loss on fixed asset disposal	16,762	584,384	6,699	59
Deferred income taxes (benefit) provision	(118,800)	(389,016)	184,847	1,631
Changes in operating assets and liabilities:
Trade receivables	(1,128,413)	(4,732,133)	(1,497,284)	(12,746)
Due from affiliates	(24,788)	(19,039)	(49,491)	(421)
Inventories	(3,580,547)	1,379,066	(963,531)	(8,202)
Trade payables	3,105,887	(1,212,661)	276,339	2,352
Due to affiliates	690,414	(133,814)	(5,926)	(50)
Income taxes payable	684,009	1,188,473	(1,611,852)	(13,721)
Other current liabilities	230,389	413,118	(429,708)	(3,658)
Other, net	267,344	(2,763)	(184,661)	(1,572)
Net cash provided by (used in) operating activities	4,090,709	3,316,214	(16,520)	1,247

Investing activities
Purchases of property, plant and equipment, net of proceeds from sale	(474,019)	(508,557)	(398,440)	(3,392)
Other, net	31,959	(34,234)	26,604	226
Net cash used in investing activities	(442,060)	(542,791)	(371,836)	(3,166)

Financing activities
Cash dividends paid	(120,000)	—	(120,000)	(1,059)
Net cash used in financing activities	(120,000)	—	(120,000)	(1,059)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,817)
Net increase in cash and cash equivalents	3,528,649	2,773,423	(508,356)	(11,795)
Cash and cash equivalents at beginning of the year	3,043,118	6,571,767	9,345,190	87,021
Cash and cash equivalents at end of the year	¥6,571,767	¥9,345,190	¥8,836,834	$75,226
Supplementary information
Income taxes paid during the year	¥1,528,519	¥2,768,804	¥3,676,965	$32,448

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Notes to Consolidated Financial Statements
March 31, 2006

Note 1. Nature of Business and Significant Accounting Policies

General

SEN Corporation, an SHI and Axcelis Company (the “Company”) was established on April 1, 1983 under the Commercial Code of Japan. The Company is owned equally by Sumitomo Heavy Industries, Ltd. (“SHI”), a Japanese corporation, and Axcelis Technologies, Inc. (“Axcelis”), a U.S. corporation. The Company designs, manufactures, sells and repairs ion implantation equipment and semiconductor equipment primarily for Japanese semiconductor manufacturing customers under a license agreement with Axcelis.

The Company and its wholly-owned subsidiary maintain their records and prepare their financial statements in accordance with accounting principles generally accepted in Japan. Certain adjustments and reclassifications have been incorporated in the accompanying consolidated financial statements to conform to accounting principles generally accepted in the United States of America. These adjustments were not recorded in the statutory books of account.

The Company changed the corporate name from “Sumitomo Eaton Nova Corporation” to “SEN Corporation, an SHI and Axcelis Company” effective on April 1, 2006.

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

Foreign Currency

The Company’s functional currency is the Japanese yen. Transaction gains and losses, which arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred. Transaction gains and losses in each of the years in the three year period ended March 31, 2006 were not material.

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

Property, Plant and Equipments

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the declining-balance method over the estimated useful lives of the respective assets (buildings — 6 to 40 years; machinery — 5 to 13 years; and furniture, fixtures and automobiles — 2 to 20 years) except for buildings purchased after April 1, 1998, which are depreciated on the straight-line basis over 31 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The assets would be considered impaired when the net undiscounted future cash flows generated by the assets are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Accumulated Other Comprehensive Income (Loss)

At March 31, 2005 and 2006, accumulated other comprehensive income (loss) on a U.S. dollar basis was comprised of an accumulated foreign currency translation adjustment of U.S.$11,264 thousand and U.S.$(8,891) thousand, respectively.

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

For the year ended March 31, 2004, two customers accounted for net sales of 21% and 13%. Three customers accounted for net sales of 17%, 13% and 10% for the year ended March 31, 2005. For the year ended March 31, 2006, three customers accounted for net sales of 19%, 14%, and 13%, respectively.

At March 31, 2005 and 2006 accounts receivable from one customer approximated 14% and 17% of consolidated trade receivables, respectively.

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

Under the provisions of EITF 00-21, the Company has accounted for this change in accounting principle on a prospective basis for revenue arrangements occurring on or after July 1, 2003. The impact of this change for the year ended March 31, 2004 was to decrease net income by \642,631. The pro-forma effect of this accounting change, had it been applied consistently for the year ended March 31, 2004 is as follows:

2004
(Thousands of yen)

Reported net income	¥3,355,575
Pro-forma effect of EITF 00-21	642,631
Pro-forma net income	¥3,998,206

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

Recent Accounting Pronouncements

In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”) “Inventory Costs, an amendment of ARB 43, Chapter 4.”  SFAS 151 amends the guidance in ARB 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however early adoption is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company adopted SFAS 151 effective April 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2. Trade Receivable

The components of trade receivables, net follow:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)

Notes	¥180,923	¥10,842	$92
Accounts	14,748,183	16,415,823	139,745
	14,929,106	16,426,665	139,837
Allowance for doubtful accounts	(18,260)	(18,535)	(158)
	¥14,910,846	¥16,408,130	$139,679

Note 3. Inventories

The components of inventories follow:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)
Work in process	¥4,188,363	¥4,879,669	$41,540
Raw materials and parts	1,862,335	2,134,560	18,171
	¥6,050,698	¥7,014,229	$59,711

Note 4. Property, Plant and Equipment, Net

The components of property, plant and equipment, net follow:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)
Land	¥299,485	¥299,485	$2,549
Building and land improvements	4,434,825	4,551,082	38,743
Machinery	869,008	871,017	7,415
Furniture, fixtures and automobiles	1,944,412	1,974,027	16,805
Construction in process	70,988	173,472	1,477
	7,618,718	7,869,083	66,989
Accumulated depreciation	(4,830,962)	(5,092,270)	(43,350)
	¥2,787,756	¥2,776,813	$23,639

In 2005, the Company determined that certain machinery used in its research and development activities had no current or future use and was disposed of. As a result, the Company recorded a loss on disposal of ¥584 million, which was included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Changes in the Company’s product warranty (included in other current liabilities on the consolidated balance sheets) for the years ended March 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006	2006
	(Thousands of yen)			(U.S. dollars in thousands)
Beginning balance	¥23,300	¥36,700	¥54,900	$511
Warranties issued during the period	78,640	125,874	49,896	402
Settlements made during the period	(65,240)	(107,674)	(65,596)	(579)
Balance as of March 31	¥36,700	¥54,900	¥39,200	$334

Note 6. Transactions with Affiliates

Transactions with affiliates for the years ended March 31, 2004, 2005 and 2006 were as follows:

	2004	2005	2006	2006
	(Thousands of yen)			(U.S. dollars in thousands)
Revenues:
Axcelis and affiliates	¥1,219,911	¥533,601	¥375,464	$3,313

Inventories purchased:
SHI and affiliates	¥1,877,370	¥1,655,123	¥1,923,477	$16,974
Axcelis and affiliates	410,708	288,191	281,357	2,483
	¥2,288,078	¥1,943,314	¥2,204,834	$19,457

	2004	2005	2006	2006
	(Thousands of yen)			(U.S. dollars in thousands)
Other income from affiliates :
Territory commission and sales assistance fees from Axcelis	¥—	¥25,253	¥—	$—
	¥—	¥25,253	¥—	$—

Other expenses to affiliates:
Royalties to Axcelis	¥682,681	¥1,025,965	¥706,531	$6,235
Commissions to Axcelis and affiliates	263,183	315,584	218,390	1,927
Other expenses to Axcelis and affiliates	—	92	390	3
Management fees and royalties to SHI	149,297	226,059	164,301	1,450
Subcontract charges to SHI affiliates	316,826	291,618	3,594	32
Other expenses to SHI and affiliates	198,723	186,691	229,028	2,021
	¥1,610,710	¥2,046,009	¥1,322,234	$11,668

Balances due from and to affiliates at March 31, 2005 and 2006 were as follows:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)
Due from affiliates:
Axcelis and affiliates	¥99,759	¥149,250	$1,271

Due to:
SHI	¥1,096,284	¥1,186,174	$10,098
Axcelis	623,150	487,271	4,148
SHI affiliates	77,064	121,076	1,031
Axcelis affiliates	28,650	24,701	210
	¥1,825,148	¥1,819,222	$15,487

Pension funding for seconded employees (employees on temporary assignment) is provided through a plan administered by SHI. Under this arrangement, the Company is billed monthly for the pension costs attributable to those individuals. Under the terms of the pension agreement with SHI, no additional costs related to earned benefits are to be borne by the Company. Pension contributions paid to SHI for the years ended March 31, 2004, 2005 and 2006 were ¥158,155 thousand, ¥138,227 thousand and ¥126,977 thousand (U.S.$1,121 thousand), respectively.

Note 7. Leases

Rental expenses for equipment, land and office space for the years ended March 31, 2004, 2005 and 2006 amounted to ¥278,315 thousand, ¥268,802 thousand and ¥266,976 thousand (U.S.$2,356 thousand), respectively. Future minimum non-cancelable rental commitments at March 31, 2006 under operating leases are as follows:

Year ended March 31	(Thousands of yen)	(U.S. dollars in thousands)
2007	¥137,365	$1,169
2008	59,754	509
2009	56,351	480
2010	47,773	407
2011	46,013	392
Later years	635,964	5,413
	¥983,220	$8,370

Note 8. Income Taxes

Income taxes include corporation, enterprise, and inhabitants’ taxes which, in the aggregate, resulted in a statutory tax rate of approximately 41.74% in 2004 and 40.44% in 2005 and 2006. The difference between income tax expense and the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

	2004	2005	2006	2006
	(Thousands of yen)			(U.S. dollars in thousands)
Tax at statutory rate	¥2,279,147	¥3,766,717	¥2,452,240	$21,640
Tax effect of:
Nondeductible expenses	12,757	12,675	125	1
Change in future statutory tax rate	—	—	—	—
Tax credit for costs of information technologies and research and development activities	(211,432)	(286,765)	(290,852)	(2,567)
Other items, net	13,256	18,459	47,020	415
Income tax expense	¥2,093,728	¥3,511,086	¥2,208,533	$19,489

Deferred income taxes reflect the net tax effect of the temporary differences between the amounts of the assets and liabilities recorded for financial and income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2005 and 2006 were as follows:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)
Current assets:
Accrued enterprise tax	¥205,468	¥94,166	$802
Loss on disposal of inventory	2,105	2,026	17
Warranty reserve	22,202	15,852	135
Bonus payment reserve	187,201	186,600	1,588
Other	14,959	18,328	156
	¥431,935	¥316,972	$2,698
Non current assets:
Accrued retirement benefits	¥30,312	¥6,705	$57
Depreciation	43,393	26,075	222
Research and development tax credit	286,581	260,241	2,215
Other	9,193	6,574	56
	¥369,479	¥299,595	$2,550

Note 9. Employees’ and Directors’ Retirement Benefits

The Company has a defined benefit pension plan that covers substantially all employees, except for the seconded employees described in Note 6. Benefits under the plan are based on the employees’ compensation as of the date of retirement and years of service. The Company’s policy is to fund amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements. Assets of the plan are invested in equity securities, debt securities, money market instruments, and insured products.

The Company had provided certain defined benefits to its statutory auditors and directors who were not statutory auditors, directors or employees of SHI, Axcelis or one of their affiliates. Such benefits were based on years of service, compensation at retirement and position. This plan was unfunded. In July 2005, the company terminated this plan. The benefit relating to the service period through July 2005 will be paid when the director or statutory auditor terminate the employment.

The measurement date used to determine the pension obligation for the benefit plan is December 31.

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the Company’s plans are as follows:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	¥769,551	¥87,196	$8,159
Service cost	64,331	66,015	583
Interest cost	10,842	16,425	145
Actuarial losses	33,460	80,371	709
Foreign currency exchange rate changes	—	—	(737)
Benefits paid	(1,988)	(45,046)	(398)
Benefit obligation at end of year	876,196	993,961	8,461

Change in plan assets
Fair value of plan assets at beginning of year	484,651	591,265	5,506
Actual gain on plan assets	29,680	83,389	736
Foreign currency exchange rate changes	—	—	(527)
Contributions	78,922	94,815	837
Benefits paid	(1,988)	(8,319)	(73)
Fair value of plan assets at end of year	591,265	761,150	6,479

Funded status	(284,931)	(232,811)	(1,982)
Unrecognized transition obligation	53,851	43,080	367
Unrecognized net loss	156,123	173,377	1,476
Net amount recognized in the consolidated Balance sheets	¥(74,957)	¥(16,354)	$(139)

The components of net pension expense of the Company’s plans for the years ended March 31, 2004, 2005 and 2006 were as follows:

	2004	2005	2006	2006
	(Thousands of yen)			(U.S. dollars in thousands)
Service cost	¥59,578	¥64,331	¥66,015	$583
Interest cost	11,847	10,842	16,425	145
Expected return on plan assets	(13,766)	(19,386)	(23,651)	(209)
Net amortization	14,555	14,927	14,151	125
Net pension expense	¥72,214	¥70,714	¥72,940	$644

The aggregate accumulated benefit obligation of this plan was as follows:

	2005	2006	2006
	(Thousands of yen)		(U.S. dollars in thousands)
Aggregate accumulated benefit obligation	¥601,983	¥688,196	$5,858

The discount rates and weighted average rates of increases in future salary levels used in determining the actuarial present value of the projected benefit obligation as of March 31, 2004 and 2005 were as follows:

	2005	2006
Discount rate	1.5%	2.0%
Weighted average rates of increases in future salary levels	2.67%	3.43%

The discount rates, weighted average rates of increases in future salary levels and the expected long-term rates of return on plan assets used in determining net pension expense for the years ended March 31, 2004, 2005 and 2006 were as follows:

	2004	2005	2006
Discount rate	2.0%	1.5%	1.5%
Weighted average rates of increases in future salary levels	2.67%	2.67%	2.67%
Expected long-term rates of return on plan assets	4.0%	4.0%	4.0%

The expected long-term rate of return on plan assets assumption is determined from the plan’s asset allocation using forward-looking assumptions in the context of historical returns.

The following benefit payments, which reflected expected future service, as appropriate, are expected to be paid:

Year ended March 31	(Thousands of yen)	(U.S. dollars in thousands)
2007	¥3,532	$30
2008	4,110	35
2009	4,779	41
2010	5,424	46
2011	6,708	57
2012 — 2016	140,533	1,196

The Company’s investment strategy is to manage the assets of the plan to meet its long-term obligations while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to match the long-term nature of the liabilities. The Company will periodically undertake an asset and liability modeling study if a material shift in the plan’s liability profile or changes in the capital markets call for such a study. The Company’s weighted-average asset allocations for its defined benefit plan at March 31, 2005 and 2006, by asset category, are as follows:

Asset Category	2005	2006	Target
Equity securities	36.9%	38.2%	33%~47%
Debt securities	28.2	26.2	18~32
Foreign currency securities investment fund	30.4	30.5	20~44
Loan receivables	4.5	5.1	0~7
	100.0%	100.0%

The Company expects to contribute approximately ¥182,502 thousand (U.S.$1,554 thousand) to its defined benefit plan for the year ending March 31, 2007.

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

Retained earnings available for dividends under the Code are based on the amount presented in the Company’s non-consolidated financial statements, which are prepared in accordance with accounting principles and practices generally accepted in Japan. Under the Code, the amount of retained earnings available for dividends as of March 31, 2006 amounted to ¥25,039,352 thousand (U.S.$213 million).

Note 11. Financial Instruments

The total carrying amount reported in the balance sheets for financial instruments, cash and cash equivalents, notes and accounts receivables, notes and accounts payables approximates their respective fair value.

Note 12. Supplemental Balance Sheet Information

Changes in allowance for doubtful accounts:

	2004	2005	2006	2006
	(Thousands of yen)			(U.S. dollars in thousands)
Balance at beginning of year	¥9,632	¥11,352	¥18,260	$170
Addition	1,720	6,908	275	2
Reversal	—	—	—	—
Foreign currency exchange rate changes	—	—	—	(14)
Balance at end of year	¥11,352	¥18,260	¥18,535	$158

Note 13. Sales to Foreign Customers

The Company’s sales to foreign customers amounted to ¥3,303,006 thousand, ¥4,802,513 thousand and ¥3,407,516 thousand (U.S.$30,070 thousand) for the years ended March 31, 2004, 2005 and 2006, respectively.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Mary G. Puma
DATED: June 29, 2006		Mary G. Puma, Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

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

10.11*	Non-Employee Director Compensation effective July 1, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2005.

10.12	Executive Officer Cash Compensation at March 1, 2006. Filed with the Original Form 10-K on March 14, 2006.

10.13	Director Compensation at March 1, 2006. Filed with the Original Form 10-K on March 14, 2006.

10.14*	Employment Agreement between the Company and Mary G. Puma. Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

10.15*

Executive Officer Agreement dated as of December 18, 2003 between the Company and Stephen G. Bassett. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-K filed with the Commission on March 8, 2004 .

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

10.18**

Organization Agreement dated December 3, 1982 between Eaton Corporation and Sumitomo Heavy Industries, Ltd. relating to SEN Corporation, an SHI and Axcelis Company (formerly Sumitomo Eaton Nova Corporation), as amended. Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

10.19**

Master License Agreement dated January 16, 1996 between Eaton Corporation and SEN Corporation, an SHI and Axcelis Company (formerly Sumitomo Eaton Nova Corporation). Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed with the Original Form 10-K on March 14, 2006.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with the Original Form 10-K on March 14, 2006.

23.2	Consent of Ernst & Young ShinNihon, Independent Auditors, relating to the financial statements of SEN Corporation, an SHI and Axcelis Company. Filed herewith.

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 29, 2006. Filed herewith.

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 29, 2006. Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 29, 2006. Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 29, 2006. Filed herewith.

99.1

Charter of the Audit Committee of the Board of Directors of Axcelis, as adopted on April 29, 2004. Incorporated by reference to Exhibit 99.2 of the Company’s report on Form 10-Q filed with the Commission on August 6, 2004.

99.2

Governance Policies adopted by the Board of Directors of Axcelis on September 25, 2002 and amended on October 22, 2003, June 22, 2005 and November 9, 2005. Filed with the Original Form 10-K on March 14, 2006.

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