Form 10-Q
period 2006-06-30
AXCELIS TECHNOLOGIES INC
filed 2006-08-08
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of August 4, 2006 there were 101,241,069 shares of the registrant’s common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue
Systems	$67,734	$48,947	$120,138	$108,640
Services	46,863	39,003	90,944	77,444
Royalties, primarily from SEN	3,043	4,228	4,479	6,130
	117,640	92,178	215,561	192,214
Cost of revenue	69,698	53,238	128,577	111,477
Gross profit	47,942	38,940	86,984	80,737

Operating expenses
Research & development	18,191	17,543	36,403	33,410
Selling	11,569	12,004	22,176	23,874
General & administrative	11,419	11,819	22,272	23,002
Amortization of intangible assets	627	612	1,239	1,224
Restructuring charges	399	2,083	94	3,882
	42,205	44,061	82,184	85,392

Income (loss) from operations	5,737	(5,121)	4,800	(4,655)

Other income (expense)
Equity income of SEN	6,146	7,626	8,362	9,965
Interest income	1,915	1,284	3,566	2,294
Interest expense	(2,446)	(1,656)	(4,087)	(3,310)
Other—net	1,339	(423)	684	(437)
	6,954	6,831	8,525	8,512

Income before income taxes	12,691	1,710	13,325	3,857
Income taxes	547	961	636	1,210
Net income	$12,144	$749	$12,689	$2,647

Net income per share
Basic	$0.12	$0.01	$0.13	$0.03
Diluted	0.12	0.01	0.13	0.03

Shares used in computing basic and diluted income per share
Basic	100,958	100,199	100,921	100,169
Diluted	101,080	100,604	101,098	100,737

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$69,347	$71,417
Marketable securities	94,880	93,797
Restricted cash	9,225	8,037
Accounts receivable, net	103,636	79,379
Inventories, net	130,583	109,972
Prepaid expenses and other current assets	35,816	32,767
Total current assets	443,487	395,369

Property, plant & equipment, net	66,777	71,443
Investment in SEN	120,604	108,815
Goodwill	46,773	46,773
Intangible assets	14,861	16,100
Restricted cash, long-term portion	2,718	3,195
Other assets	21,704	19,748
	$716,924	$661,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,656	$25,556
Accrued compensation	18,424	18,437
Warranty	5,276	5,739
Income taxes	2,478	3,021
Deferred revenue	34,728	30,140
Other current liabilities	12,627	11,333
Current portion of long-term debt	74,217	—
Total current liabilities	178,406	94,226

Long-term debt	75,457	125,000
Long-term deferred revenue	8,932	11,177
Other long-term liabilities	4,543	4,999

Stockholders’ equity
Preferred stock	—	—
Common stock	101	101
Additional paid-in capital	466,020	466,454
Deferred compensation	—	(5,385)
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(18,498)	(31,187)
Accumulated other comprehensive income (loss)	3,181	(2,724)
	449,586	426,041
	$716,924	$661,443

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net income	$12,689	$2,647
Adjustments required to reconcile net income to net cash used for operating activities
Depreciation and amortization	8,852	10,891
Amortization of intangible assets	1,239	1,224
Accretion of premium on long-term debt	457	—
Stock compensation expense	2,574	44
Impairment of fixed assets	—	616
Undistributed income of SEN	(8,362)	(9,965)
Changes in operating assets & liabilities
Accounts receivable	(23,435)	7,572
Inventories	(18,579)	5,380
Other current assets	(2,733)	(20,173)
Accounts payable & other current liabilities	5,562	(10,046)
Deferred revenue	2,342	4,056
Income taxes	(550)	(1,850)
Other assets and liabilities	(4,428)	6,338
Net cash used for operating activities	(24,372)	(3,266)
Investing activities
Purchases of marketable securities	(48,544)	(60,122)
Sales and maturities of marketable securities	47,764	49,765
Expenditures for property, plant & equipment	(2,109)	(4,119)
Increase in restricted cash	(711)	(3,617)
Net cash used for investing activities	(3,600)	(18,093)
Financing activities
Proceeds from issuance of convertible debt	24,217	—
Proceeds from the exercise of stock options	1,264	994
Proceeds from employee stock purchase plan	1,006	1,309
Net cash provided by financing activities	26,487	2,303
Effect of exchange rate changes on cash	(585)	772

Net decrease in cash and cash equivalents	(2,070)	(18,284)
Cash and cash equivalents at beginning of period	71,417	108,295
Cash and cash equivalents at end of period	$69,347	$90,011

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited)

(All tabular amounts in thousands, except per share amounts)

Note 1.  Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan.  This joint venture, SEN Corporation, an SHI and Axcelis Company (“SEN”), licenses technology from the Company relating to the manufacture of ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 and the amendment to the annual report on Form 10-K/A filed on June 29, 2006.

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

The Company adopted SFAS No. 123R, effective January 1, 2006 using the modified prospective transition method.  Under that transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) stock options, restricted stock and restricted stock units granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) shares issued in offerings under the Employee Stock Purchase Plan with offering periods commencing January 1, 2006 and stock options, restricted stock and restricted stock units granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes valuation model in accordance with the provisions of SFAS No. 123R.  Expense is recognized ratably over the vesting period.  Under the modified prospective transition method, results for prior periods are not restated.

Under SFAS No. 123R the Company recognized stock-based compensation expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2006, respectively.  Adoption of SFAS No. 123R reduced income before income taxes and net income by approximately $0.9 million and $1.7 million ($0.01 per basic and diluted share and $0.02 per basic and diluted share) for the three and six months ended June 30, 2006, respectively, as the Company would have recognized $0.4 million and $0.9 million of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, related to its outstanding restricted stock and restricted stock units prior to the adoption of SFAS No. 123R.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.  Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this change had no impact on the Company’s consolidated statement of cash flows as of and for the three and six months ended June 30, 2006.

Accounting Prior to Adoption of SFAS No. 123R

Prior to January 1, 2006, as permitted under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure,” Axcelis elected to follow the provisions of APB No. 25 to account for stock-based awards to employees.  Under APB No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the market value of the underlying common shares.  Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant.  Accordingly, no compensation expense was recognized from option grants to employees and directors.  The fair value of restricted stock unit and restricted stock awards was charged to deferred compensation at the time of issuance and amortized to expense over the vesting period on a straight-line basis.

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

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123.

For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a graded attribution approach using the following assumptions for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Risk-free interest rate	3.73 - 3.94%	2.92 – 4.01%
Expected stock price volatility	69.3%	69.3%
Weighted average expected term (in years)	4.0	4.0
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value (determined using the Black-Scholes option pricing model) for options granted during the three and six months ended June 30, 2005 was $3.45 and $3.40, respectively.

The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2005 if the Company had accounted for its stock plans using the fair value method of accounting provided under SFAS No. 123:

		Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported (Under APB No. 25)		$749	$2,647
Add:	Stock-based employee compensation expense included in reported net income	14	44
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards	(3,466)	(8,202)
Pro forma net loss		$(2,703)	$(5,511)
Net income per share as reported
Basic		$0.01	$0.03
Diluted		$0.01	$0.03
Pro forma net loss per share
Basic		$(0.03)	$(0.06)
Diluted		$(0.03)	$(0.06)

2000 STOCK PLAN

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “Plan”), a stock award and incentive plan which permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to selected employees, directors and consultants of the Company.  The Plan originally reserved 18.5 million shares of common stock for future grant and expires in 2012.  At June 30, 2006 there were 18.1 million shares of common stock available for future grant.  At June 30, 2006, stock awards outstanding under the Plan included stock options, restricted stock, and restricted stock units.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and a straight line attribution approach using the following assumptions for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Risk-free interest rate	5.00%	4.29 – 5.00%
Expected stock price volatility	56.9%	56.9 – 59.0%
Weighted average expected term (in years)	4.2	4.2
Expected dividend yield	0.0%	0.0%

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

The weighted average grant date fair value (determined using the Black-Scholes option pricing model) for options granted during the three and six months ended June 30, 2006 was $3.51 and $2.45, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Outstanding at December 31, 2005	13,464	$11.81

Granted	577	4.94
Exercised	(208)	6.08
Canceled	(136)	6.45
Expired	(529)	11.25
Outstanding at June 30, 2006	13,168	$11.68	5.7	$866

Exercisable at June 30, 2006	11,380	$12.52	5.3	$224

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.0 and $0.2 million, respectively.  The total fair value of stock options vested during the three and six months ended June 30, 2006 was $2.3 million and $2.4 million, respectively.  As of June 30, 2006, there was $5.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Cash received from stock option exercises was $0.1 and $1.3 million during the three and six months ended June 30, 2006, respecitvely.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(years)
$4.36 -$6.38	2,617	7.1	$5.60	1,742	$5.79
$6.77 - $10.00	2,958	5.2	$8.06	2,045	$8.36
$10.28 - $15.38	5,261	5.8	$12.22	5,261	$12.22
$15.63 - $22.00	2,331	3.9	$21.88	2,331	$21.88
$24.13	1	4.0	$24.13	1	$24.13
Total	13,168	5.6	$11.68	11,380	$12.52

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

Changes in the Company’s non-vested restricted stock and restricted stock units for the six months ended June 30, 2006 follow:

Shares/units

Outstanding at December 31, 2005	1,063

Vested	134
Forfeited	4
Outstanding at June 30, 2006	925

The fair value of the Company’s restricted stock and restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant.  As of June 30, 2006, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be amortized over a weighted average amortization period of 3.0 years.

During July 2006, the Compensation Committee of the Board of Directors approved the issuance of 859,000 restricted stock units (“RSUs”) to selected employees, including 417,000 to executive officers, and the issuance of 50,000 shares of restricted stock to Directors under the Company’s 2000 Stock Plan.  The awards vest over four years for employees.  The awards for executive officers vest 50% on July 3, 2009 and 50% on July 3, 2010, subject to acceleration based upon the Company meeting certain market capitalization targets, but not earlier than July 3, 2008.  Restricted stock awards to Directors will vest on January 2, 2007.  The fair value of restricted stock unit and restricted stock awards is charged to expense over the vesting period on a straight-line basis.

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

Compensation expense was not recognized through December 31, 2005 because the Purchase Plan was a non-compensatory plan under Section 423 of the Internal Revenue Code.  Under SFAS No. 123R, the Purchase Plan is now considered compensatory and as such, compensation expense is recognized beginning January 1, 2006.  Compensation expense is computed as the benefit of discounted stock price, amortized to compensation expense straight-line over each offering period of six months.  Compensation expense for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively.

As of June 30, 2006, there were a total of 4.4 million shares reserved for issuance and available for purchase under the Purchase Plan.  There were no shares purchased under the Purchase Plan during the three months ended June 30, 2006 and 0.3 million shares purchased under the Purchase Plan during the six months ended June 30, 2006.

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

For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options with an exercise price or with an exercise price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive.  As such, the Company has excluded from the computation 12.4 million (for both the three and six months ended June 30, 2006) and 11.2 million and 11.1 million

(for the three and six months ended June 30, 2005, respectively) outstanding stock options.  In addition, 7.5 million shares of common stock for the assumed conversion of the Company’s convertible debt for the three and six months ended June 30, 2006, and 6.3 million shares of common stock for the assumed conversion of the Company’s convertible debt for the three and six months ended June 30, 2005, computed using the if converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive. These stock options and conversions could, however, become dilutive in future periods.

A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Income available to common stockholders	$12,144	$749	$12,689	$2,647
Weighted average common shares outstanding used in computing basic net income per share	100,958	100,199	100,921	100,169
Incremental shares	122	405	177	568
Weighted average common shares outstanding used in computing diluted net income per share	101,080	100,604	101,098	100,737

Net income per share
Basic	$0.12	$0.01	$0.13	$0.03
Diluted	0.12	0.01	0.13	0.03

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) follow:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$12,144	$749	$12,689	$2,647
Other comprehensive income (loss):
Foreign currency translation adjustments	4,523	(5,121)	5,897	(10,521)
Unrealized gain (loss) on marketable securities	(1)	10	8	(15)
Comprehensive income (loss)	$16,666	$(4,362)	$18,594	$(7,889)

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

The components of inventories follow:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$84,714	$78,230
Work-in-process	33,427	22,073
Finished goods (completed systems)	12,442	9,669
	$130,583	$109,972

Note 6. Restructuring

The Company recorded restructuring charges of $0.4 million and $0.1 million for the three and six months ended June 30, 2006, respectively.  The charge recorded during the three months ended June 30, 2006 represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring.  The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms and expected lease termination costs associated with exiting a portion of the facilities, are based on management’s evaluation of the commercial rental market.  For the six months ended June 30, 2006, the above mentioned charges were offset by a credit of $0.3 million to previously recognized restructuring charges relating primarily to the adjustment for severance and other one-time termination benefits associated with reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.  In addition to the amounts reported as restructuring charges, $0.1 million and $0.4 million of relocation and other incremental expenses related to the consolidation of the Rockville, Maryland operations are included in general and administrative expense for the three and six months ended June 30, 2006, respectively.

In total, the Company expects to incur approximately $13.2 million in restructuring and general and administrative expenses related to these actions, of which $12.8 million has been recognized in the statement of income since the fourth quarter of 2004. The Company expects to incur approximately $0.4 million in additional expense through December 31, 2006.  Of the total cost related to these actions, approximately $12.5 million is expected to result in cash expenditures, of which $11.0 million has been paid through June 30, 2006.  The remaining severance amounts are expected to be paid out in the third quarter of 2006.  Leases are expected to be paid over the remaining lease periods extending to 2007.

Changes in the Company’s restructuring liability are as follows:

	Severance	Retention	Leases	Total
	(in thousands)
Balance at December 31, 2005	$636	$120	$1,264	$2,020
Restructuring expense (credit)	(287)	(51)	432	94
Cash payments	(324)	(69)	(599)	(992)
Balance at June 30, 2006	$25	$—	$1,097	$1,122

Restructuring charges of $2.1 million and $3.9 million for the three and six months ended June 30, 2005, respectively,  consisted primarily of severance and other one-time termination benefits that were paid related to reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts. In addition to the amounts reported as restructuring charges, $1.7 million and $2.8 million for the three and six months ended June 30, 2005, respectively, of relocation and other incremental expenses related to the consolidation of the Rockville, Maryland operations are included in general and administrative expense.

Note 7. Product Warranty

The Company offers a one - to three - year warranty for all of its products, the terms and conditions of which vary depending upon the product sold.  For all systems sold, the Company accrues a liability for the estimated cost of standard warranty at the time of system shipment and defers the portion of systems revenue attributable to the fair value of non-standard warranty.  Costs for non-standard warranty are expensed as incurred.  Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs.  The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

Changes in the Company’s product warranty liability are as follows:

	Six months ended June 30,
	2006	2005
	(in thousands)
Balance at December 31	$7,166	$10,924
Warranties issued during the period	4,267	4,505
Settlements made during the period	(3,497)	(4,625)
Changes in liability for pre-existing warranties during the period	(1,810)	(809)
Balance at June 30	$6,126	$9,995

Amount classified as current	$5,276	$8,957
Amount classified as long-term	850	1,038
Balance at June 30	$6,126	$9,995

Note 8. Convertible Subordinated Debt

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

The principal amount of the New Notes, together with the accreted portion of the maturity premium, which increases over the term of the notes, as of the conversion date, are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a conversion price equal to $20.00 per share, which also is the conversion price of the Old Notes, subject to adjustment in certain circumstances.

In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company considered the terms of the New Notes to be “substantially different” from the terms of the Old Notes.  As such, the Company wrote off approximately $0.2 million of debt issuance costs related to the Old Notes to interest expense during the three months ended June 30, 2006.  In addition, debt issuance costs of approximately $0.3 million related to the New Notes are being amortized to interest expense over the term of the New Notes.

Note 9. Deferred Income Taxes

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

Note 10. Significant Customers

In the three months ended June 30, 2006, two customers accounted for approximately 16% and 12% of revenue, respectively.  In the six months ended June 30, 2006, two customers accounted for approximately 14% and 11% of revenue, respectively.  In the three months ended June 30, 2005, two customers accounted for approximately 21% and 10% of revenue, respectively.  In the six months ended June 30, 2005, one customer accounted for approximately 24% of revenue.  For the three and six months ended June 30, 2006 and 2005, no other customer accounted for more than 10% of revenue.

Note 11. Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters. At June 30, 2006, the Company is not a party to any material legal proceedings.

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

Note 12. Recent Accounting Pronouncements

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  The Company does not believe adoption of this Interpretation will have a material impact on the Company’s consolidated financial statements.

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

The semiconductor capital equipment industry has in the past been subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, could fluctuate from year to year and period to period. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. For example, our gross margins in 2002, 2003 and 2004 were adversely affected in part as a result of the increased proportion of relatively new systems sold to process 300mm wafers. We expect gross margins to decline in 2006 compared to 2005 due to initial sales of our new single wafer implant products. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we could experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

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

The years 2005 and 2006 are transition years in implant products and technology. While customers continue to buy multi-wafer tools, leading edge customers are shifting to single wafer tools. We introduced our single wafer Optima platform in 2005. In 2005 we began shipping the Optima MD, our single wafer mid dose tool. We shipped the first Optima HD, our single wafer high dose tool, during the second quarter of  2006. We also have development projects underway to produce and launch our next generation of single wafer products.

Axcelis accesses the important Japanese market for certain ion implant systems through SEN, a joint venture that we do not control with Sumitomo Heavy Industries, Ltd.  The joint venture agreement gives both owners veto rights, so that neither owner alone can effectively control SEN. SEN’s business is subject to the same risks as our business. Royalties and equity income from SEN have made a substantial contribution to our earnings, and a substantial decline in SEN’s sales and net income could have a material adverse effect on our operating results.  As a result of this joint venture structure, we have less control over SEN management than over our own management and may not have timely knowledge of factors affecting SEN’s business. In addition, given the equal ownership, it is possible that the SEN Board may be unable to reach consensus on important matters from time to time which could delay important decisions. The license agreement between SEN and Axcelis continues in its existing form on a year-to-year basis, subject to the right of either party to terminate. Under the SEN bylaws, termination of the license agreement by SEN would be an important matter requiring approval of a majority of the SEN directors. Given Axcelis’ 50% representation on the SEN Board, the license agreement will be perpetual until such time as Axcelis deems a termination to be in our interest. Axcelis has no present intent to terminate the SEN license agreement.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. As of June 30, 2006 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue
Systems	57.6%	53.1%	55.7%	56.5%
Services	39.8	42.3	42.2	40.3
Royalties, primarily from SEN	2.6	4.6	2.1	3.2
	100.0	100.0	100.0	100.0
Cost of revenue	59.2	57.8	59.6	58.0
Gross profit	40.8	42.2	40.4	42.0

Other costs and expenses
Research & development	15.5	19.0	16.9	17.4
Selling	9.8	13.0	10.3	12.4
General & administrative	9.7	12.8	10.3	12.0
Amortization of intangible assets	0.5	0.7	0.6	0.6
Restructuring	0.3	2.3	0.0	2.0
	35.9	47.8	38.1	44.4

Income (loss) from operations	4.9	(5.6)	2.2	(2.4)

Other income (expense)
Equity income of SEN	5.2	8.3	3.9	5.2
Interest income	1.6	1.4	1.7	1.2
Interest expense	(2.1)	(1.8)	(1.9)	(1.7)
Other-net	1.1	(0.5	0.3	(0.2)
	5.9	7.4	4.0	4.4

Income before income taxes	10.8	1.9	6.2	2.0
Income taxes	0.5	1.0	0.3	0.6
Net income	10.3%	0.8%	5.9%	1.4%

Three and six months ended June 30, 2006 in comparison to the three and six months ended June 30, 2005

Revenue

Revenue from system sales was $67.7 million, or 57.6% of revenue for the three months ended June 30, 2006, compared with $48.9 million, or 53.1% of revenue for the three months ended June 30, 2005.  Revenue from system sales was $120.1 million, or 55.7% of revenue for the six months ended June 30, 2006, compared with $108.6 million, or 56.5% of revenue for the six months ended June 30, 2005.  The increase in sales of systems compared with 2005 was primarily attributable to the timing of customer orders and capacity additions for 200mm production.  We do not believe the increase represents a significant change in the overall market conditions.  Also, while the effect on systems revenue is not quantifiable, we have experienced a loss of ion implant market share because leading edge semiconductor manufacturers have shifted from our multi-wafer high current ion implant systems to single wafer high current ion implant systems.

Approximately 51.5% of revenue from system sales for the three months ended June 30, 2006 was from the sale of 200mm products and 48.5% of revenue was from the sale of 300mm products, compared with 42.9% and 57.1%, respectively, for three months ended June 30, 2005.  For the six months ended June 30, 2006 approximately 49.0% of revenue from system sales was from the sale of 200mm products and 51.0% of revenue was from the sale of 300mm products, compared with 37.3% and 62.7%, respectively, for the six months ended June 30, 2005.  This highlights the continued strong demand for 200mm products in emerging markets such as China that offset the overall market trend towards 300mm products.

Services revenue, which includes spare parts, equipment upgrades and maintenance services, was $46.9 million, or 39.8% of revenue for the three months ended June 30, 2006, compared with $39.0 million, or 42.3% of revenue, for the three months ended June 30, 2005.  Services revenue was $90.9 million, or 42.2% of revenue for the six months ended June 30, 2006, compared with $77.4 million, or 40.3% of revenue for the six months ended June 30, 2005.  Services revenue fluctuates period to period based mainly on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts.

A portion of the Company’s revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2006 and 2005 was $43.7 million and $45.7 million, respectively.

Royalty revenue was $3.0 million, or 2.6% of revenue for the three months ended June 30, 2006, compared with $4.2 million, or 4.6% of revenue for the three months ended June 30, 2005.  Royalty revenue for the six months ended June 30, 2006 was $4.5 million, or 2.1% of revenue, compared to $6.1 million, or 3.2% of revenue for the six months ended June 30, 2005.  Royalties are primarily earned under the terms of our license agreement with SEN.  Revenue changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Revenue from sales of ion implantation products and services accounted for $90.9 million, or 77.3% of total revenue in the three months ended June 30, 2006, compared with $75.9 million, or 82.4%, of total revenue in the three months ended June 30, 2005.  Revenue from sales of ion implantation products and services accounted for $167.2 million, or 77.6% of revenue in the six months ended June 30, 2006, compared with $153.8 million, or 80.0% of revenue in the six months ended June 30, 2005.  We expect revenue from the sale of ion implantation products and services to average from 75% to 80% of total revenues.

Worldwide revenues, including revenues from SEN of $80.6 million and $128.5 million for the three and six months ended June 30, 2006, respectively, were $198.2 million and $344.1 million for the three and six months ended June 30, 2006, respectively.  Worldwide revenues, including revenues from SEN of $99.2 million and $153.9 million for the three and six months ended June 30, 2005, respectively, were $191.4 million and $346.1 million for the three and six months ended June 30, 2005, respectively.  The increase in worldwide revenues for the three months ended June 30, 2006 is primarily the result of strong demand for our ion implant products as well as complementary products and services as discussed above.  On a year to date basis, this strong demand was partially offset by the transition to single wafer, high dose ion implant systems, as discussed above, as well as the timing of shipments in Japan.  Axcelis believes that the information regarding the aggregate annual revenues of SEN, a 50% owned unconsolidated subsidiary of Axcelis, combined with Axcelis’ own revenues for the quarter, is useful to investors. SEN’s ion implant products are covered by a license from Axcelis and therefore the combined revenue of the two companies indicates the full market penetration of Axcelis’ technology.  We use the worldwide revenue with SEN to understand our position vis-à-vis competitors in the ion implantation market.  The combined revenues drive market share and are relevant to understanding our competitive position.

Gross Profit

Gross profit was 40.8% of revenue in the three months ended June 30, 2006, compared with gross profit of 42.2% of revenue in the three months ended June 30, 2005.  The gross profit decrease of 1.4 percentage points was the result of lower SEN royalties (approximately 2.0 percentage points) and unfavorable operating overheads (approximately 0.5 percentage points) offset by favorable systems volume, mix and deferrals  (approximately 1.2 percentage points).

Gross profit was 40.4% of revenue in the six months ended June 30, 2006, compared with gross profit of 42.0% of revenue in the six months ended June 30, 2005.  The gross profit decrease of 1.6 percentage points was the result of unfavorable systems product mix and deferrals  (approximately 1.1 percentage points), lower 100% margin SEN royalties (approximately 1.1 percentage points), unfavorable operating overheads (approximately 0.5 percentage points), offset by favorable mix in the relative proportion of service revenue to total revenue (approximately 1.1 percentage points).

Research and Development

Research and development expense was $18.2 million in the three months ended June 30, 2006, an increase of $0.7 million, or 3.7%, compared with $17.5 million in the three months ended June 30, 2005.  The increase was driven primarily by increased payroll and payroll related expenses ($1.3 million) partially offset by decreased amortization related to manufactured products used in research and development ($0.3 million).  Research and development expense was $36.4 million in the six months ended June 30, 2006, an increase of $3.0 million, or 9.0%, compared with $33.4 million in the six months ended June 30, 2005.  The increase was driven primarily by increased payroll and payroll related expenses ($3.1 million) partially offset by decreased amortization related to manufactured products used in research and development ($0.9 million).  Increases in overall research and development expenses in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 are attributable principally to development efforts related to our single wafer Optima platform.

Selling

Selling expense was $11.6 million in the three months ended June 30, 2006, a decrease of $0.4 million, or 3.6%, compared with $12.0 million in the three months ended June 30, 2005.  The decrease was driven primarily lower payroll and payroll related expenses resulting from a reduction in headcount ($0.5 million) and lower outside services ($0.5 million) offset by higher commissions expense ($0.5 million).  Selling expense was $22.2 million in the six months ended June 30, 2006, a decrease of $1.7 million, or 7.1%, compared with $23.9 million in the six months ended June 30, 2005.  The decrease was driven primarily by lower payroll and payroll related expenses resulting from a reduction in headcount ($1.1 million) and lower outside services ($0.8 million), partially offset by higher commissions expense ($0.6 million).

General and Administrative

General and administrative expense was $11.4 million in the three months ended June 30, 2006, a decrease of $0.4 million, or 3.4%, compared with $11.8 million in the three months ended June 30, 2005.  The decrease was driven primarily by lower costs associated with the consolidation of our Rockville, Maryland operations into our headquarters and manufacturing facility located in Beverly, Massachusetts ($1.4 million) offset by increased variable compensation ($0.6 million) and stock based compensation expense associated with the adoption of SFAS No. 123R ($0.6 million).  General and administrative expense was $22.3 million in the six months ended June 30, 2006, a decrease of $0.7 million, or 3.2%, compared with $23.0 million in the six months ended June 30, 2005.  The decrease was driven primarily by decreased costs associated with the consolidation of our Rockville, Maryland operations into our headquarters and manufacturing facility located in Beverly, Massachusetts ($2.0 million), decreased payroll and payroll related expense ($0.6 million) and decreased insurance expense related to a workers’ compensation premium settlement recorded in the first quarter of 2005 ($0.4 million) partially offset by increased variable compensation ($1.3 million) and stock based compensation expense associated with the adoption of SFAS No. 123R ($1.1 million).

Restructuring

We recorded restructuring charges of $0.4 million and $0.1 million for the three and six months ended June 30, 2006, respectively.  The charge recorded during the three months ended June 30, 2006 represents a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring.  The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms and expected lease termination costs associated with exiting a portion of the facilities, are based on management’s evaluation of the commercial rental market.  For the six months ended June 30, 2006, the above mentioned charges were offset by a credit of $0.3 million to previously recognized restructuring charges relating primarily to the adjustment for severance and other one-time termination benefits associated with reduction in force actions and the consolidation of the Company’s Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts.

In total, we expect to incur approximately $13.2 million in restructuring and general and administrative expenses related to these actions, of which $12.8 million has been recognized in the statement of operations since the fourth quarter of 2004. We expect to incur approximately $0.4 million in additional expense over the remaining half of 2006.  Of the total cost related to these actions, approximately $12.5 million is expected to result in cash expenditures, of which $11.0 million has been paid through June 30, 2006.  The remaining severance amounts are expected to be paid out in the third quarter of 2006.  Leases are expected to be paid over the remaining lease periods extending to 2007.

 Changes in our restructuring liability are as follows:

	Severance	Retention	Leases	Total
		(in thousands)
Balance at December 31, 2005	$636	$120	$1,264	$2,020
Restructuring expenses and adjustments	(287)	(51)	432	94
Cash payments	(324)	(69)	(599)	(992)
Balance at June 30, 2006	$25	$—	$1,097	$1,122

Restructuring charges of $2.1 million and $3.9 million for the three and six months ended June 30, 2005, respectively, primarily consisted of severance and other one-time termination benefits that were paid related to reduction in force actions and the consolidation of our Rockville, Maryland operations into our headquarters and manufacturing facility located in Beverly, Massachusetts.

Other Income (Expense)

Equity income attributable to SEN was $6.1 million and $8.4 million for the three and six months ended June 30, 2006, respectively.  This is compared to equity income attributable to SEN of $7.6 million and $10.0 million for the three and six months ended June 30, 2005, respectively.  Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market.

Interest income of $1.9 million and $3.6 million for the three and six months ended June 30, 2006, respectively, primarily relates to interest earned on cash, cash equivalents and marketable securities. Interest income increased by $0.6 million and $1.3 million from the three and six months ended June 30, 2005, respectively, due primarily to higher interest rates earned on invested balances.

Interest expense of $2.4 million and $4.1 million in the three and six months ended June 30, 2006, respectively, primarily relates to our convertible subordinated notes. Interest expense increased by $0.8 million from both the three and six months ended June 30, 2005, respectively, primarily as the result of our issuance of an additional $24.2 million of convertible senior subordinated notes on May 2, 2006 and an effective annual yield to maturity of approximately 8% on the new convertible senior subordinated notes.

Income Taxes

Income tax expense was $0.5 million and $0.6 million in the three and six months ended June 30, 2006, as compared to income tax expense of $1.0 million and $1.2 million in the three and six months ended June 30, 2005.  Income tax expense relates principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income.  We have significant net operating losses in the United States and certain foreign jurisdictions, principally Europe, and, as a result, do not pay significant income taxes in those jurisdictions nor have the ability to obtain tax benefit for such losses.  Accordingly, our effective income tax rate is not meaningful.

Adoption of SFAS No. 123R

As discussed in footnote 2 to the consolidated financial statements, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method.  Under that transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) stock options, restricted stock and restricted stock units granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (b) shares issued in offerings under the Employee Stock Purchase Plan with offering periods commencing and stock options, restricted stock and restricted stock units granted, subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option valuation model in accordance with the provisions of SFAS No. 123R.  Under the modified prospective transition method, results for prior periods are not restated.

Under SFAS No. 123R we recognized stock-based compensation expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2006, respectively.  Adoption of SFAS No. 123R reduced income before income taxes and net income by approximately $0.9 million and $1.7 million ($0.01 per basic and diluted share and $0.02 per basic and diluted share) for the three and six months ended June 30, 2006, respectively, as we would have recognized $0.4 million and $0.9 million of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, related to our outstanding restricted stock and restricted stock units prior to the adoption of SFAS No. 123R.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.  Because we do not recognize the benefit of tax deductions in excess of recognized compensation cost due to our net operating loss position, this change had no impact on our consolidated statement of cash flows for the three and six months ended June 30, 2006.

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

For 2006, we have shifted our share-based payment programs from share options to principally restricted stock units.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities at June 30, 2006 were $164.2 million, compared with $165.2 million at December 31, 2005. The $1.0 million decrease in cash and cash equivalents, and marketable securities was mainly attributable to $24.4 million in cash used by operations, driven primarily by an increase in accounts receivable caused by the timing of systems shipments and increased inventories to accommodate volume increases in the second half of 2006,and $2.1 million used for capital expenditures substantially offset by $24.2 million of proceeds from the issuance of additional convertible senior subordinated notes and $2.3 million in proceeds from the exercise of stock options and stock purchases under the Employee Stock Purchase Plan.  We expect to generate positive cash flow from operations for the year ended December 31, 2006.

Net working capital was $265.1 million at June 30, 2006 compared with $301.1 million at December 31, 2005.  The $36.0 million decrease in net working capital is attributable principally to the reclassification of $74.2 million of our outstanding convertible debentures which mature in January 2007 to current liabilities partially offset by $24.2 million of proceeds from the issuance of additional convertible senior subordinated notes.

Capital expenditures were $2.1 million and $4.1 million for the six months ended June 30, 2006 and 2005, respectively.  We have no significant capital projects planned for 2006 and total capital expenditures for 2006 are projected to be less than $8.0 million.  Future capital expenditures beyond 2006 will depend on a number of factors, including the timing and rate of expansion of our business.

We have no off-balance sheet arrangements other than foreign exchange contracts used to hedge amounts receivable from SEN ($2.1 million at June 30, 2006).

We have a $50.0 million revolving credit facility that expires in October 2006. We expect to be able to renew the credit facility when it expires. The purpose of the facility is to provide funds for working capital and general corporate purposes as required.  To the extent that we have borrowings under the agreement, those borrowings would bear interest at the bank’s base rate, as defined in the agreement, or LIBOR plus an applicable percentage.  We have no plans to borrow against the facility but may use the facility to support letters of credit in the future.  The credit facility is secured by substantially all of our assets (excluding our investment in SEN) and contains certain financial and other restrictive covenants including restrictions on the payment of dividends, minimum levels of tangible net worth, liquidity and profitability as well as maximum levels of indebtedness and capital spending.  At June 30, 2006, we were in compliance with all covenants.  We incur an annual commitment fee based on an EBITDA formula outlined in the agreement applied to the full commitment.

As discussed in footnote 8 to the consolidated financial statements, on May 2, 2006, we entered into an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of our existing 4.25% Convertible Subordinated Notes due January 15, 2007 (the “Old Notes”), agreed to exchange its Old Notes for $50.8 million in aggregate principal amount of our newly issued 4.25% Convertible Senior Subordinated Notes due January 15, 2009 (the “New Notes”), plus accrued and unpaid interest on the Old Notes through but excluding May 2, 2006, the closing date of the exchange.  In addition, we issued an additional $24.2 million of New Notes, resulting in an aggregate of $75 million of New Notes outstanding.  After this exchange, we have $74.2 million of outstanding convertible debentures that mature in January 2007.  We believe that our existing cash balances, expected positive cash flows for 2006, anticipated access to bank financing, and additional proceeds for the issuance of the New Notes will allow us to repay the remaining debt when it matures without causing a liquidity issue.

We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $18.2 million to support certain operating lease obligations, workers’ compensation insurance, and certain value added tax claims in Europe.  At June 30, 2006, $11.9 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the consolidated balance sheet.

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

On August 2, 2006, we announced that net revenues (excluding SEN) for the third quarter of 2006 are forecast in the range of $117 million to $127 million.  Gross margins are projected in the 42% - 43% range.  We expect results of operations will be in the range of $0.11 to $0.15 per diluted share.

It is difficult to predict our customers’ capital spending plans since they can change very quickly.  At our current sales level, each sale, or failure to make a sale, could have a material effect on our results of operations in a particular quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2006, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7A to our annual report on  Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

As of June 30, 2006, there have been no material changes to the risk factors disclosed in Item 1A to our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2006, Axcelis Technologies, Inc. entered into an exchange and purchase agreement with Quantum Partners LDC.  The terms of this transaction were described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held at our offices at 108 Cherry Hill Drive, Beverly, Massachusetts on May 3, 2006.  Out of 100,988,673 shares of Common Stock (as of the record date of March 15, 2006) entitled to vote at the meeting, 95,376,641 shares, or 94.4%, were present in person or by proxy.

(a)           Election of Directors.  Each of the two directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2009, and until their successors are elected.  The vote was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
William C. Jennings	94,251,877	1,124,764
Mary G. Puma	92,997,567	2,379,074

(b)           Ratification of Appointment of Auditors. A majority of the securities present, or represented, and entitled to vote at the meeting voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of our financial statements for the year ending December 31, 2006. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Percentage For
95,086,019	255,928	34,694	99.69%

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

4.3

Indenture between Axcelis Technologies, Inc. and U.S. Bank National Association, as Trustee, dated as of May 2, 2006. Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006.

10.1

Registration Rights Agreement dated as of May 2, 2006 between Axcelis Technologies, Inc. and Quantum Partners LDC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2006. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2006. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2006. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2006. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: August 8, 2006	By:	Stephen G. Bassett, Executive Vice President and Chief Financial Officer
Duly authorized officer and Principal Financial Officer