Form 10-K/A
period 2006-12-31
AXCELIS TECHNOLOGIES INC
filed 2007-06-25
CIK 1113232

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

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders held on May 9, 2007 are incorporated by reference into Part III of this Form 10-K.

AMENDMENT NO. 1

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 15, 2007, solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K, but not the annual shareholders’ report, contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our 50% owned joint venture with Sumitomo Heavy Industries, Ltd., known as SEN Corporation, an SHI and Axcelis Company (“SEN”), which is not consolidated in the Axcelis Technologies, Inc. financial statements (and is accounted for under the equity method) was significant under Rule 3-09 in relationship to the Axcelis Technologies, Inc. financial results for the year ended December 31, 2006. Since SEN’s fiscal year ended after the date of the filing of our Form 10-K, Rule 3-09 provides that the SEN financial statements may be filed as an amendment to our Form 10-K within 90 days after the end of SEN’s fiscal year ended March 31, 2007.

Therefore, this Form 10-K/A amends the following portions of the Axcelis Technologies Form 10-K filed on March 15, 2007:

•              Item 8 is being amended by submitting the financial statements of SEN for the fiscal years ended March 31, 2005, 2006 and 2007 (the “SEN Financial Statements”) as a separate section of this report immediately following Item 15;

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

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of the Company’s Form 10-K, as originally filed on March 15, 2007, and as amended by this form 10-K/A:

(1)(A) Financial Statements of Axcelis Technologies, Inc.:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — For the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(1)(B) Financial Statements of SEN Corporation, an SHI and Axcelis Company:

Report of Independent Auditors

Consolidated Statements of Operations — For the years ended March 31, 2005, 2006 and 2007
Consolidated Balance Sheets — March 31, 2006 and 2007
Consolidated Statements of Stockholders’ Equity — For the years ended March 31, 2005, 2006 and 2007
Consolidated Statements of Cash Flows — For the years ended March 31, 2005, 2006 and 2007

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

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

Report of Independent Auditors

The Board of Directors

SEN Corporation, an SHI and Axcelis Company

We have audited the accompanying consolidated balance sheets of SEN Corporation, an SHI and Axcelis Company (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007, all expressed in Japanese yen.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also recomputed the translation of the consolidated financial statements as of and for the year ended March 31, 2007 into United States dollars. In our opinion, the consolidated financial statements expressed in Japanese yen have been translated into United States dollars on the basis described in Note 1.

Tokyo, Japan	/s/ Ernst & Young ShinNihon
June 1, 2007

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Income

	Years ended March 31,			Year ended March 31,
	2005	2006	2007	2007
	(Thousands of yen)			(U.S. dollars in thousands)
Net sales:
Systems	¥28,457,929	¥20,026,152	¥24,261,306	$207,308
Services	6,987,942	7,831,507	8,336,320	71,233
Net sales	35,445,871	27,857,659	32,597,626	278,541
Cost of sales	19,319,808	15,660,181	18,787,848	160,539
Gross profit	16,126,063	12,197,478	13,809,778	118,002

Operating expenses:
Research and development	3,002,413	2,271,112	2,683,775	22,932
Selling, general and administrative expenses	3,810,538	3,851,467	4,037,048	34,496

	6,812,951	6,122,579	6,720,823	57,428
Income from operations	9,313,112	6,074,899	7,088,955	60,574

Other income (expense), net	10,444	(11,002)	11,299	96

Income before income taxes	9,323,556	6,063,897	7,100,254	60,670

Income taxes (benefit):
Current	3,900,102	2,023,686	2,764,273	23,620
Deferred	(389,016)	184,847	(85,646)	(732)
	3,511,086	2,208,533	2,678,627	22,888

Net income	¥5,812,470	¥3,855,364	¥4,421,627	$37,782

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Balance Sheets

	March 31,		March 31,
	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	¥8,836,834	¥6,136,016	$51,961
Trade receivables, net	16,408,130	22,552,485	190,978
Due from affiliates – current	149,250	62,031	525
Inventories	7,014,229	8,186,374	69,323
Other current assets	448,529	472,245	3,998
Total current assets	32,856,972	37,409,151	316,785

Property, plant and equipment, net	2,776,813	2,642,516	22,377

Other assets	660,160	642,338	5,440
	¥36,293,945	¥40,694,005	$344,602
Liabilities and shareholders’ equity
Current liabilities:
Trade payables:
Notes	¥1,964,205	¥2,398,831	$20,314
Accounts	3,087,637	3,232,634	27,374
	5,051,842	5,631,465	47,688
Due to affiliates	1,819,222	1,931,440	16,356
Income taxes payable	1,247,358	1,816,063	15,379
Other current liabilities	656,653	766,315	6,489
Total current liabilities	8,775,075	10,145,283	85,912

Accrued retirement benefits	16,354	—	—

Shareholders’ equity:
Capital stock:
Authorized – 20,000 shares Issued and outstanding – 12,000 shares	600,000	600,000	2,511
Retained earnings	26,902,516	29,948,722	266,533
Accumulated other comprehensive loss	—	—	(10,354)
Total shareholders’ equity	27,502,516	30,548,722	258,690
	¥36,293,945	¥40,694,005	$344,602

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Shareholders’ Equity

	Capital stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(Thousands of yen)
Balance at March 31, 2005	¥600,000	¥23,167,152	—	¥23,767,152
Net income and total comprehensive income	—	3,855,364	—	3,855,364
Cash dividends	—	(120,000)	—	(120,000)
Balance at March 31, 2006	600,000	26,902,516	—	27,502,516
Net income and total comprehensive income	—	4,421,627	—	4,421,627
Cash dividends	—	(1,375,421)	—	(1,375,421)
Balance at March 31, 2007	¥600,000	¥29,948,722	¥—	¥30,548,722

	Capital stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(U.S. dollars in thousands)
Balance at March 31, 2005	$2,511	$207,541	$11,264	$221,316
Net income	—	34,022	—	34,022
Foreign currency translation adjustment	—	—	(20,155)	(20,155)
Total comprehensive income				13,867
Cash dividends	—	(1,059)	—	(1,059)
Balance at March 31, 2006	2,511	240,504	(8,891)	234,124
Net income	—	37,782	—	37,782
Foreign currency translation adjustment	—	—	(1,463)	(1,463)
Total comprehensive income				36,319
Cash dividends	—	(11,753)	—	(11,753)
Balance at March 31, 2007	$2,511	$266,533	$(10,354)	$258,690

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Cash Flows

Year ended March 31,	Year ended March 31,
2005	2006	2007	2007
(Thousands of yen)	(U.S. dollars in thousands)
Operating activities
Net income	¥5,812,47	0	¥3,855,36	4	¥4,421,62	7	$37,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	428,129	402,684	480,787	4,108
Loss on fixed asset disposal	584,384	6,699	10,391	89
Deferred income taxes (benefit) provision	(389,016)	184,847	(85,646)	(732)
Changes in operating assets and liabilities:
Trade receivables	(4,732,133)	(1,497,284)	(6,144,355)	(52,031)
Due from/ to affiliates	(152,853)	(55,417)	199,437	1,688
Inventories	1,379,066	(963,531)	(1,172,145)	(9,926)
Trade payables	(1,212,661)	276,339	579,623	4,908
Income taxes payable	1,188,473	(1,611,852)	568,705	4,816
Other, net	410,355	(614,369)	178,845	1,515
Net cash (used in) provided by operating activities	3,316,214	(16,520)	(962,731)	(7,783)

Investing activities
Purchases of property, plant and equipment, net of proceeds from sale	(508,557)	(398,440)	(356,881)	(3,049)
Other, net	(34,234)	26,604	(5,785)	(49)
Net cash used in investing activities	(542,791)	(371,836)	(362,666)	(3,098)

Financing activities
Cash dividends paid	—	(120,000)	(1,375,421)	(11,753)
Net cash used in financing activities	—	(120,000)	(1,375,421)	(11,753)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(631)
Net (decrease) increase in cash and cash equivalents	2,773,423	(508,356)	(2,700,818)	(23,265)
Cash and cash equivalents at beginning of the year	6,571,767	9,345,190	8,836,834	75,226
Cash and cash equivalents at end of the year	¥9,345,190	¥8,836,834	¥6,136,016	$51,961

Supplementary information
Income taxes paid during the year	¥2,768,804	¥3,676,965	¥2,264,769	$19,352

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Notes to Consolidated Financial Statements

March 31, 2007

Note 1.  Nature of Business and Significant Accounting Policies

General

SEN Corporation, an SHI and Axcelis Company (the “Company”), was established on April 1, 1983 under the Commercial Code of Japan.  The Company is owned equally by Sumitomo Heavy Industries, Ltd. (“SHI”), a Japanese corporation, and Axcelis Technologies, Inc. (“Axcelis”), a U.S. corporation.  The Company designs, manufactures, sells and repairs ion implantation equipment and semiconductor equipment primarily for Japanese semiconductor manufacturing customers under a license agreement with Axcelis.

The Company and its wholly-owned subsidiary maintain their records and prepare their financial statements in accordance with accounting principles generally accepted in Japan.  Certain adjustments and reclassifications have been incorporated in the accompanying consolidated financial statements to conform to U.S. generally accepted accounting principles.  These adjustments were not recorded in the statutory books of account.

On April 1, 2006, the Company changed its name from “Sumitomo Eaton Nova Corporation” to “SEN Corporation, an SHI and Axcelis Company.”

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The actual results could differ from those estimates.

Foreign Currency

The Company’s functional currency is the Japanese yen.  Transaction gains and losses, which arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred.  Transaction gains and losses in each of the years in the three year period ended March 31, 2007 were not material.

The accompanying consolidated financial statements expressed in U.S. dollars have been prepared for use in conjunction with the preparation of the consolidated financial statements of Axcelis and have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.  Assets and liabilities are translated using the exchange rate in effect at year-end.  Statement of income items are translated using the average exchange rate for the year.  The effects of these translation adjustments are accumulated and included in accumulated other comprehensive loss, a separate component of shareholders’ equity.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The cost of raw material inventories is determined on the average cost method. The cost for work in process inventories are determined based on the specific identification method.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost.  Depreciation is computed by the declining-balance method over the estimated useful lives of the respective assets (buildings – 6 to 40 years; machinery – 5 to 13 years; and furniture, fixtures and automobiles – 2 to 20 years) except for buildings purchased after April 1, 1998, which are depreciated on the straight-line basis over 31 years.

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

Accumulated Other Comprehensive Loss

At March 31, 2006 and 2007, accumulated other comprehensive loss on a U.S. dollar basis was comprised entirely of the accumulated foreign currency translation adjustment.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade notes and accounts receivable.  These financial instruments are carried at cost less an allowance for doubtful accounts, which approximates fair value.  Substantially all of the Company’s notes and accounts receivable are due from companies in the semiconductor industry located in Japan.  The Company performs ongoing credit evaluations of its customers’ financial condition and provides an allowance for specific doubtful trade notes and accounts receivable and generally does not require collateral to secure the trade notes and accounts receivable.

For the year ended March 31, 2005, three customers accounted for net sales of 17%, 13% and 10%.  Three customers accounted for net sales of 19%, 14% and 13% for the year ended March 31, 2006.  For the year ended March 31, 2007, three customers accounted for net sales of 22%, 13%, and 13%, respectively.

At March 31, 2006 and 2007 accounts receivable from one customer accounted for approximated 17% and 26% of total consolidated trade receivables, respectively.

Contingencies

Axcelis, one of SEN’s shareholders, filed for arbitration to the Japan Commercial Arbitration Association on September 8, 2006, seeking, among others, royalty payments from SEN for the sale of SEN’s single-wafer high-current ion implanter SHX (“SHX”).  However, SEN disputes the entirety of Axcelis’ claims, arguing that SHX is a product which was developed by SEN based on its own technologies, and there is no reason for SEN to pay any royalties to Axcelis on the sales of SHX products.  In addition, SEN filed counter claims against Axcelis on October 30, 2006, seeking, among others, a remedy of damages, the refund of royalties paid to Axcelis and a permanent injunction prohibiting Axcelis from infringing SEN’s U.S. and Japanese patents. To date, an arbitrator has been appointed, and the arbitration proceeding has been commenced. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Revenue Recognition

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

For domestic sales, the payment for equipment and installation is contingent upon final acceptance, which is signed by the customer when installation is completed. Accordingly, the Company recognizes revenue on such arrangements upon receipt of the final acceptance from the customer. For export sales, revenue from equipment sales is recognized when title and risk of loss transfers to the customer, generally upon shipment. Revenue for installation service is recognized upon receipt of final acceptance. The amount allocated to installation service is calculated by multiplying the hourly rate by estimated service hours.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

SFAS 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. The Company will initially apply the requirement to recognize the funded status of its benefit plan and the disclosure requirements in its financial statement as of and for the year ending March 31, 2008.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for the Company’s fiscal year ending March 31, 2009.

If the Company had adapted SFAS 158 as of March 31, 2007, the impact of adoption would have been as follows:

	(Thousands of yen)	(U.S. dollars in thousands)
Pension asset as recorded	¥(23,311)	$(197)
Proforma effect of SFAS 158	136,548	1,156
Pension liability assuming adoption of SFAS 158	¥113,237	$959

FIN 48

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 1, 2007, as required. The Company believes that the adoption of FIN 48 will not have a significant impact on the Company’s financial position or results of operations.

Note 2.  Trade Receivables

The components of trade receivables at March 31, 2006 and 2007 were as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)

Notes	¥10,842	¥284,277	$2,407
Accounts	16,415,823	22,293,689	188,787
	16,426,665	22,577,966	191,194
Allowance for doubtful accounts	(18,535)	(25,481)	(216)
	¥16,408,130	¥22,552,485	$190,978

Note 3.  Inventories

The components of inventories at March 31, 2006 and 2007 were as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)

Work in process	¥4,879,669	¥5,755,442	$48,738
Raw materials and parts	2,134,560	2,430,932	20,585
	¥7,014,229	¥8,186,374	$69,323

Note 4.  Property, Plant and Equipment, Net

The components of property, plant and equipment at March 31, 2006 and 2007 were as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)

Land	¥299,485	¥299,485	$2,536
Building and land improvements	4,551,082	4,611,371	39,049
Machinery	871,017	932,455	7,896
Furniture, fixtures and automobiles	1,974,027	2,158,992	18,283
Construction in process	173,472	11,278	96
	7,869,083	8,013,581	67,860
Accumulated depreciation	(5,092,270)	(5,371,065)	(45,483)
	¥2,776,813	¥2,642,516	$22,377

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

Changes in the Company’s product warranty (included in other current liabilities on the consolidated balance sheets) for the years ended March 31, 2005, 2006 and 2007 are as follows:

	2005	2006	2007	2007
	(Thousands of yen)			(U.S. dollars in thousands)

Balance at April 1 (beginning of year)	¥36,700	¥54,900	¥39,200	$334
Warranties issued during the period	125,874	49,896	93,464	796
Settlements made during the period	(107,674)	(65,596)	(81,664)	(698)
Balance at March 31 (end of year)	¥54,900	¥39,200	¥51,000	$432

Note 6.  Transactions with Affiliates

Transactions with affiliates for the years ended March 31, 2005, 2006 and 2007 were as follows:

	2005	2006	2007	2007
	(Thousands of yen)			(U.S. dollars in thousands)

Revenues:
SHI and affiliates	¥—	¥—	¥2,400	$20
Axcelis and affiliates	533,061	375,464	512,490	4,380
	¥533,061	¥375,464	¥514,890	$4,400

Inventories purchased:
SHI and affiliates	¥1,655,123	¥1,923,477	¥2,074,908	$17,731
Axcelis and affiliates	288,191	281,357	461,452	3,943
	¥1,943,314	¥2,204,834	¥2,536,360	$21,674

Other income from affiliates:
Territory commission and sales assistance fees from Axcelis	¥25,253	¥—	¥8,185	$70
	¥25,253	¥—	¥8,185	$70

Other expenses to affiliates:
Royalties to Axcelis	¥1,025,965	¥706,531	¥715,136	$6,111
Commissions to Axcelis and affiliates	315,584	218,390	327,039	2,794
Other expenses to Axcelis and affiliates	92	390	1,394	12
Management fees and royalties to SHI	226,059	164,301	174,295	1,489
Subcontract charges to SHI affiliates	291,618	3,594	4,977	43
Other expenses to SHI and affiliates	186,691	229,028	196,587	1,680
	¥2,046,009	¥1,322,234	¥1,419,428	$12,129

Balances due from and to affiliates at March 31, 2006 and 2007 were as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)

Due from affiliates:
SHI and affiliates	¥—	¥1,456	$12
Axcelis and affiliates	149,250	60,575	513
	¥149,250	¥62,031	$525

Due to affiliates:
SHI	¥1,186,174	¥1,353,259	$11,460
Axcelis	487,271	501,038	4,243
SHI affiliates	121,076	50,468	427
Axcelis affiliates	24,701	26,675	226
	¥1,819,222	¥1,931,440	$16,356

Pension funding for seconded employees (employees on temporary assignment) is provided through a plan administered by SHI.  Under this arrangement, the Company is billed monthly for the pension costs attributable to those individuals.  Under the terms of the pension agreement with SHI, no additional costs related to earned benefits are to be borne by the Company.  Pension contributions paid to SHI for the years ended March 31, 2005, 2006 and 2007 were ¥138,227 thousand, ¥126,977 thousand and ¥91,026 thousand (U.S. $778 thousand), respectively.

Note 7.  Leases

Rental expenses for equipment, land and office space for the years ended March 31, 2005, 2006 and 2007 amounted to ¥268,802 thousand, ¥266,976 thousand and ¥257,467 thousand (U.S.$2,200 thousand), respectively.  Future minimum non-cancelable rental commitments at March 31, 2007 under operating leases are as follows:

Year ended March 31	(Thousands of yen)	(U.S. dollars in thousands)
2008	¥197,309	$1,671
2009	113,249	959
2010	65,578	555
2011	54,759	464
2012	49,970	423
Thereafter	590,600	5,001
	¥1,071,465	$9,073

Note 8.  Income Taxes

Income taxes include corporation, enterprise, and inhabitants’ taxes which, in the aggregate, resulted in a statutory tax rate of approximately 40.44% in 2005, 2006 and 2007.  The difference between income tax expense and the amount computed by applying the statutory income tax rate to income before income taxes for the years ended March 31, 2005, 2006 and 2007 is summarized as follows:

	2005	2006	2007	2007
	(Thousands of yen)			(U.S. dollars in thousands)
Tax at statutory rate	¥3,766,717	¥2,452,240	¥2,871,343	$24,535
Tax effect of:
Nondeductible expenses	12,675	125	14,632	125
Tax credit for costs of information technologies and research and development activities	(286,765)	(290,852)	(276,568)	(2,363)
Other items, net	18,459	47,020	69,220	591
Income tax expense	¥3,511,086	¥2,208,533	¥2,678,627	$22,888

Deferred income taxes reflect the net tax effect of the temporary differences between the amounts of the assets and liabilities recorded for financial reporting and income tax purposes.  Significant components of the Company’s deferred tax assets as of March 31, 2006 and 2007 were as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)
Current assets:
Accrued enterprise tax	¥94,166	¥183,806	$1,556
Bonus payment reserve	186,600	194,939	1,651
Other	36,205	47,478	403
	¥316,971	¥426,223	$3,610
Non current assets:
Depreciation	¥286,316	¥236,626	$2,004
Other	13,279	48,789	413
	¥299,595	¥285,415	$2,417

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

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the Company’s plan at March 31, 2006 and 2007 are as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	¥876,196	¥993,961	$8,461
Service cost	66,015	85,849	734
Interest cost	16,425	19,435	166
Actuarial (gain) loss	80,371	(5,861)	(50)
Foreign currency exchange rate changes	—	—	(51)
Benefits paid	(45,046)	(7,954)	(68)
Benefit obligation at end of year	993,961	1,085,430	9,192

Change in plan assets
Fair value of plan assets at beginning of year	591,265	761,150	6,479
Actual gain on plan assets	83,389	77,797	665
Foreign currency exchange rate changes	—	—	(48)
Contributions	94,815	128,785	1,100
Benefits paid	(8,319)	(7,954)	(68)
Fair value of plan assets at end of year	761,150	959,778	8,128
Funded status	(232,811)	(125,652)	(1,064)
Unrecognized transition obligation	43,080	32,309	274
Unrecognized net loss	173,377	116,654	987
Net amount recognized in the consolidated balance sheets	¥(16,354)	¥23,311	$197

The components of net pension expense of the Company’s plan for the years ended March 31, 2005, 2006 and 2007 were as follows:

	2005	2006	2007	2007
	(Thousands of yen)			(U.S. dollars in thousands)

Service cost	¥64,331	¥66,015	¥85,849	$734
Interest cost	10,842	16,425	19,435	166
Expected return on plan assets	(19,386)	(23,651)	(30,446)	(260)
Net amortization	14,927	14,151	14,283	122
Net pension expense	¥70,714	¥72,940	¥89,121	$762

The aggregate accumulated benefit obligation of this plan was as follows:

	2006	2007	2007
	(Thousands of yen)		(U.S. dollars in thousands)

Aggregate accumulated benefit obligation	¥688,196	¥768,665	$6,509

The discount rates and weighted average rates of increases in future salary levels used in determining the actuarial present value of the projected benefit obligation as of March 31, 2006 and 2007 were as follows:

	2006	2007

Discount rate	2.00%	2.00%
Weighted average rates of increases in future salary levels	3.43%	3.40%

The discount rates, weighted average rates of increases in future salary levels and the expected long-term rates of return on plan assets used in determining net pension expense for the years ended March 31, 2005, 2006 and 2007 were as follows:

	2005	2006	2007

Discount rate	1.50%	1.50%	2.00%
Weighted average rates of increases in future salary levels	2.67%	2.67%	3.43%
Expected long-term rates of return on plan assets	4.00%	4.00%	4.00%

The expected long-term rate of return on plan assets assumption is determined from the plan’s asset allocation using forward-looking assumptions in the context of historical returns.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ended March 31	(Thousands of yen)	(U.S. dollars in thousands)
2008	¥4,071	$34
2009	4,731	40
2010	5,372	45
2011	6,663	56
2012	13,636	115
2013 – 2017	233,588	1,978

The Company’s investment strategy is to manage the assets of the plan to meet its long-term obligations while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to match the long-term nature of the liabilities.  The Company will periodically undertake an asset and liability modeling study if a material shift in the plan’s liability profile or changes in the capital markets call for such a study.  The Company’s weighted-average asset allocations for its defined benefit plan at March 31, 2006 and 2007, by asset category, are as follows:

	2006	2007	Target
Asset Category
Equity securities	38.2%	34.4%	34%~48%
Debt securities	26.2	28.2	17~31
Foreign currency securities investment fund	30.5	30.6	20~44
Loan receivables	5.1	6.8	0~7
	100.0%	100.0%

The Company expects to contribute approximately ¥90,841 thousand (U.S. $769 thousand) to its defined benefit plan for the year ending March 31, 2008.

The Company previously had provided certain defined benefits to its statutory auditors and directors who were not statutory auditors, directors or employees of SHI, Axcelis or one of their affiliates. Such benefits were based on years of service, compensation at retirement and position. This plan was unfunded. In July 2005, the company terminated this plan. The benefit relating to the service period through July 2005 will be paid when the director or statutory auditor terminates employment. The Company has accrued ¥22,206 (U.S. $188 thousand) for payment of such benefits.

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

Retained earnings available for dividends under the Code are based on the amount presented in the Company’s non-consolidated financial statements, which are prepared in accordance with accounting principles and practices generally accepted in Japan.  Under the Code, the amount of retained earnings available for dividends as of March 31, 2007 amounted to ¥27,776,048 thousand (U.S.$235 million).

Note 11.  Financial Instruments

The total carrying amount reported in the balance sheets for financial instruments, cash and cash equivalents, notes and accounts receivables, notes and accounts payables approximates their respective fair value.

Note 12.  Supplemental Balance Sheet Information

Changes in allowance for doubtful accounts:

	2005	2006	2007	2007
	(Thousands of yen)			(U.S. dollars in thousands)

Balance at April 1 (beginning of year)	¥11,352	¥18,260	¥18,535	$158
Addition	6,908	275	6,946	59
Foreign currency exchange rate changes	—	—	—	(1)
Balance at March 31(end of year)	¥18,260	¥18,535	¥25,481	$216

Note 13.  Sales to Foreign Customers

The Company’s sales to foreign customers amounted to ¥4,802,513 thousand, ¥3,407,516 thousand and ¥5,060,620 thousand (U.S. $43,242 thousand) for the years ended March 31, 2005, 2006 and 2007, respectively.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Mary G. Puma
DATED: June 25, 2007		Mary G. Puma,
Chairman of the Board, Chief Executive Officer and President

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

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

10.10*	Named Executive Officer Base Compensation at March 1, 2007. Filed with the Original Form 10-K on March 15, 2007.

10.11*	Non-Employee Director Cash Compensation at March 1, 2007. Filed with the Original Form 10-K on March 15, 2007.

10.12*	Employment Agreement between the Company and Mary G. Puma. Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

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

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed with the Original Form 10-K on March 15, 2007.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with the Original Form 10-K on March 15, 2007.

23.2	Consent of Ernst & Young ShinNihon, Independent Auditors, relating to the financial statements of SEN Corporation, an SHI and Axcelis Company. Filed herewith.

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 25, 2007. Filed herewith.

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 25, 2007. Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 25, 2007. Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 25, 2007. Filed herewith.

*      Indicates a management contract or compensatory plan.

**          Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.