Form 10-Q
period 2007-06-30
AXCELIS TECHNOLOGIES INC
filed 2007-08-09
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 7, 2007 there were 102,122,877 shares of the registrant’s common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
Systems	$67,361	$67,734	$118,425	$120,138
Services	41,272	46,863	85,674	90,944
Royalties, primarily from SEN	1,440	3,043	3,500	4,479
	110,073	117,640	207,599	215,561
Cost of revenue	66,483	69,698	122,759	128,577
Gross profit	43,590	47,942	84,840	86,984

Operating expenses
Research and development	17,598	18,191	35,826	36,403
Sales and marketing	13,146	11,569	26,084	22,176
General and administrative	10,194	11,419	20,670	22,272
Amortization of intangible assets	656	627	1,312	1,239
Restructuring charges	—	399	—	94
	41,594	42,205	83,892	82,184

Income from operations	1,996	5,737	948	4,800

Other income (expense)
Equity income of SEN	1,905	6,146	6,573	8,362
Interest income	1,146	1,915	2,600	3,566
Interest expense	(1,566)	(2,446)	(3,235)	(4,087)
Other—net	275	1,339	251	684
	1,760	6,954	6,189	8,525

Income before income taxes	3,756	12,691	7,137	13,325
Income taxes (credits)	(988)	547	(280)	636
Net income	$4,744	$12,144	$7,417	$12,689

Net income per share
Basic	$0.05	$0.12	$0.07	$0.13
Diluted	0.05	0.12	0.07	0.13

Shares used in computing basic and diluted income per share
Basic	101,609	100,958	101,551	100,921
Diluted	102,503	101,080	102,463	101,098

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$63,782	$140,451
Marketable securities	18,000	63,200
Restricted cash	15,168	11,019
Accounts receivable, net	79,696	73,635
Inventories, net	175,939	160,107
Prepaid expenses and other current assets	36,621	26,639
Total current assets	389,206	475,051

Property, plant and equipment, net	68,468	66,678
Investment in SEN	123,295	126,688
Goodwill	46,773	46,773
Intangible assets	12,237	13,549
Restricted cash, long-term portion	—	1,137
Other assets	30,940	24,117
	$670,919	$753,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,684	$37,312
Accrued compensation	15,731	26,996
Warranty	5,567	5,229
Income taxes	817	3,906
Deferred revenue	40,642	28,811
Current portion of convertible subordinated debt	—	74,217
Other current liabilities	8,614	13,670
Total current liabilities	96,055	190,141

Convertible subordinated debt	78,375	76,887
Long-term deferred revenue	2,905	5,054
Other long-term liabilities	6,881	4,349

Stockholders’ equity
Preferred stock	—	—
Common stock	102	101
Additional paid-in capital	475,514	469,967
Treasury stock	(1,218)	(1,218)
Retained earnings	17,000	9,583
Accumulated other comprehensive loss	(4,695)	(871)
	486,703	477,562
	$670,919	$753,993

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net income	$7,417	$12,689
Adjustments required to reconcile net income to net cash used for operating activities
Depreciation and amortization	9,169	8,852
Amortization of intangible assets	1,312	1,239
Accretion of premium on convertible subordinated debt	1,488	457
Stock compensation expense	2,430	2,574
Undistributed income of SEN	(6,573)	(8,362)
Changes in operating assets and liabilities
Accounts receivable	(5,723)	(23,435)
Inventories	(14,883)	(18,579)
Other current assets	(9,762)	(2,733)
Accounts payable and other current liabilities	(27,646)	5,562
Deferred revenue	9,682	2,342
Income taxes	(786)	(550)
Cash dividend from SEN	5,677	—
Other assets and liabilities	(11,263)	(4,428)
Net cash used for operating activities	(39,461)	(24,372)
Investing activities
Purchases of marketable securities	—	(48,544)
Sales and maturities of marketable securities	45,200	47,764
Expenditures for property, plant and equipment	(6,243)	(2,109)
Increase in restricted cash	(3,012)	(711)
Net cash (used for) provided by investing activities	35,945	(3,600)
Financing activities
Proceeds from issuance of convertible subordinated debt	—	24,217
Repayment of convertible subordinated debt	(74,217)	—
Proceeds from the exercise of stock options	956	1,264
Proceeds from employee stock purchase plan	996	1,006
Net cash (used for) provided by financing activities	(72,265)	26,487
Effect of exchange rate changes on cash	(888)	(585)

Net decrease in cash and cash equivalents	(76,669)	(2,070)
Cash and cash equivalents at beginning of period	140,451	71,417
Cash and cash equivalents at end of period	$63,782	$69,347

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

Note 2. Stock-Based Compensation

2000 Stock Plan

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “2000 Plan”), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units, and performance awards to selected employees, directors and consultants of the Company.  The 2000 Plan originally reserved 18.5 million shares of common stock for future grant, which amount was subsequently increased to 33.2 million shares of common stock.  The 2000 Plan expires in 2012.  At June 30, 2007 there were 18.4 million shares of common stock available for future grant.  At June 30, 2007 and 2006, stock awards outstanding under the 2000 Plan included stock options, restricted stock, and restricted stock units.

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

Generally, unvested restricted stock and restricted stock unit awards expire upon termination of service to the Company. Restricted stock or restricted stock unit awards granted to employees generally vest over a period of four years while restricted stock or restricted stock units granted to members of the Company’s Board of Directors generally vest over a period of six months. The Company settles restricted stock units upon vesting with newly issued common shares.

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

Under Statement of Financial Accounting Standard (SFAS) No. 123R the Company recognized stock-based compensation expense of $1.3 million and $2.4 million for the three and six months ended June 30, 2007, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2006, respectively. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.  Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, the adoption of SFAS No. 123R had no impact on the Company’s consolidated statement of cash flows for the six months ended June 30, 2007 and 2006.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options outstanding during the periods shown were calculated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Weighted-average expected volatility	58.4%	56.9%	58.4%	56.9-59.0%
Weighted-average expected term (in years)	4.2	4.2	4.2	4.2
Risk-free interest rate	4.7-5.1%	5.0%	4.7-5.1%	4.3-5.0%
Expected dividend yield	0%	0%	0%	0%

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Outstanding at December 31, 2006	12,805	$11.68

Granted	43	6.61
Exercised	(166)	5.76
Canceled	(36)	6.31
Expired	(783)	11.57
Outstanding at June 30, 2007	11,863	$11.78	4.88	$2,315

Exercisable at June 30, 2007	10,842	$12.30	4.57	$1,622

Options Vested or Expected to Vest at June 30, 2007 (1)	11,757	$11.83	4.91	$305

(1)          In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.2 and $0.3 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.2 million.  There were no options exercised during the three months ended June 30, 2006.  The total fair value of stock options vested during the three and six months ended June 30, 2007 was $1.7 million and $1.8 million, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2006 was $2.3 million and $2.4 million, respectively.  As of June 30, 2007, there was $2.5 million of total forfeiture adjusted unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan.  That cost is expected to be recognized over a weighted-average period of 1.85 years.  Cash received from options exercised was $1.0 and $1.3 million during the six months ended June 30, 2007 and 2006, respectively.

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

Changes in the Company’s non-vested restricted stock and restricted stock units for the six months ended June 30, 2007 follow:

	Shares/units	Weighted- Average Grant Date Fair Value per Share

Outstanding at December 31, 2006	1,831	$6.44

Granted	1	7.69
Vested	(66)	5.97
Forfeited	(17)	6.37
Outstanding at June 30, 2007	1,749	6.46

The fair value of the Company’s restricted stock and restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant.  As of June 30, 2007, there was $6.9 million of total forfeiture adjusted unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be amortized over a weighted average amortization period of 2.53 years.

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

Compensation expense is computed as the benefit of discounted stock price, amortized to compensation expense straight-line over each offering period of six months.  Compensation expense the three and six month periods ended June 30, 2007 was $0.1 million and $0.2 million, respectively. Compensation expense for the three and six month periods ended June 30, 2006 was $0.1 million and $0.2 million, respectively.  As of June 30, 2007, there were a total of 3.9 million shares reserved for issuance and available for purchase under the Purchase Plan.  There were 0.2 million and 0.4 million shares purchased under the Purchase Plan during the three and six months ended June 30, 2007, respectively.

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

For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options and restricted stock awards with an exercise price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. In addition, 3.9 million shares of common stock for the assumed conversion of the Company’s convertible debt for the three and six months ended June 30, 2007, and 7.5 million shares of common stock for the assumed conversion of the Company’s convertible debt for the three and six months ended June 30, 2006, computed using the if converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive. These stock options, restricted stock awards, and conversions could, however, become dilutive in future periods.

A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Income available to common stockholders	$4,744	$12,144	$7,417	$12,689
Weighted average common shares outstanding used in computing basic net income per share	101,609	100,958	101,551	100,921
Incremental shares	894	122	912	177
Weighted average common shares outstanding used in computing diluted net income per share	102,503	101,080	102,463	101,098

Net income per share
Basic	$0.05	$0.12	$0.07	$0.13
Diluted	0.05	0.12	0.07	0.13

Note 4. Comprehensive Income

The components of comprehensive income follow:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$4,744	$12,144	$7,417	$12,689
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,953)	4,523	(3,828)	5,897
Unrealized gain (loss) on marketable securities	2	(1)	4	8
Comprehensive income (loss)	$(207)	$16,666	$3,593	$18,594

Note 5. Inventories

The components of inventories follow:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$101,294	$93,197
Work-in-process	41,631	44,587
Finished goods (completed systems)	33,014	22,323
	$175,939	$160,107

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

Changes in the Company’s product warranty liability are as follows:

	Six months ended June 30,
	2007	2006
	(in thousands)
Balance at December 31	$6,472	$7,166
Warranties issued during the period	3,484	4,267
Settlements made during the period	(3,006)	(3,497)
Changes in liability for pre-existing warranties during the period	(295)	(1,810)
Balance at June 30	$6,655	$6,126

Amount classified as current	$5,567	$5,276
Amount classified as long-term	1,088	850
Balance at June 30	$6,655	$6,126

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

In accordance with the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company considered the terms of the New Notes to be “substantially different” from the terms of the Old Notes.  As such, the Company wrote off approximately $0.2 million of debt issuance costs related to the Old Notes to interest expense during the quarter ended June 30, 2006.  In addition, debt issuance costs of approximately $0.2 million related to the New Notes are being amortized to interest expense over the term of the New Notes.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company and all foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2001. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest and penalties are insignificant at June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

In 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods.  As a result, the Company increased its valuation allowance to increase the carrying value of deferred tax assets to zero. While the Company is no longer in a cumulative loss position in the United States tax jurisdiction, the Company continues to maintain a full valuation allowance for deferred tax assets until sustainable future levels of profitability are evident. However, going forward, should the Company’s return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

Note 9. Significant Customers

In the three months ended June 30, 2007, two customers accounted for approximately 13% and 10% of revenue, respectively. In the six months ended June 30, 2007, two customers each accounted for approximately 14% of revenue.  In the three months ended June 30, 2006, two customers accounted for approximately 16% and 12% of revenue, respectively.  In the six months ended June 30, 2006, two customers accounted for approximately 14% and 11% of revenue, respectively. For the three and six months ended June 30, 2007 and 2006, no other customer accounted for more than 10% of revenue.

Note 10. Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters. At June 30, 2007, the Company is not a party to any material legal proceedings.

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

SFAS 157

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

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires sponsoring employers to recognize the funded status of pension and other postretirement benefit plans on their balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employer’s fiscal year. SFAS 158 is effective for the Company at the end of fiscal 2006, except for the change in measurement date, which is effective for the Company in fiscal 2007. The adoption of SFAS 158 did not impact the Company’s financial condition, results of operations or liquidity and is not expected to have a material impact in future periods.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to measure items at fair value can be made on an instrument-by-instrument basis, but once the decision is made, it is permanent. This statement will be effective for the Company’s fiscal year 2009. The Company is in the process of evaluating the impact of this statement on its financial statements.

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

Overview

Axcelis Technologies, Inc. (“Axcelis,” “we,” “us,” or “our”), is a producer of ion implantation, dry strip, thermal processing and curing equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. We own 50% of the equity of a joint venture known as SEN Corporation, an SHI and Axcelis Company, or “SEN,” with Sumitomo Heavy Industries, Ltd. in Japan. SEN licenses technology from us relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

The semiconductor capital equipment industry has in the past been subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, could fluctuate from year to year and period to period. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature.  We expect gross margins to be under substantial pressure in the second half of 2007 due to sales of our new single wafer implant products. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we could experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

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

The years 2005 and 2006 were transition years in implant products and technology. While customers continue to buy multi-wafer tools, many customers have shifted primarily to single wafer tools for high current applications. Because we did not have a single wafer high current product, we experienced a significant loss of market share in 2005. We introduced our single wafer Optima MD product (for medium current applications) in 2005 and our single wafer Optima HD product (for high current applications) in 2006. Our single wafer tool for high energy applications is scheduled to be released in the second half of 2007. We expect these new single wafer products will enable us to regain market share.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. As of June 30, 2007 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue
Systems	61.2%	57.6%	57.0%	55.7%
Services	37.5	39.8	41.3	42.2
Royalties, primarily from SEN	1.3	2.6	1.7	2.1
	100.0	100.0	100.0	100.0
Cost of revenue	60.4	59.2	59.1	59.6
Gross profit	39.6	40.8	40.9	40.4

Other costs and expenses
Research and development	16.0	15.5	17.3	16.9
Selling	11.9	9.8	12.6	10.3
General and administrative	9.3	9.7	10.0	10.3
Amortization of intangible assets	0.6	0.5	0.6	0.6
Restructuring	0.0	0.3	0.0	0.0
	37.8	35.9	40.5	38.1

Income from operations	1.8	4.9	0.5	2.2

Other income (expense)
Equity income of SEN	1.7	5.2	3.2	3.9
Interest income	1.0	1.6	1.3	1.7
Interest expense	(1.4)	(2.1)	(1.6)	(1.9)
Other-net	0.3	1.1	0.1	0.3
	1.6	5.9	3.0	4.0

Income before income taxes	3.4	10.8	3.5	6.2
Income taxes (credits)	(0.9)	0.5	(0.1)	0.3
Net income	4.3%	10.3%	3.6%	5.9%

Three and six months ended June 30, 2007 in comparison to the three and six months ended June 30, 2006

Revenue

Revenue from system sales was $67.4 million, or 61.2% of revenue for the three months ended June 30, 2007, compared with $67.7 million, or 57.6% of revenue for the three months ended June 30, 2006.  Revenue from system sales was $118.4 million, or 57.0% of revenue for the six months ended June 30, 2007, compared with $120.1 million, or 55.7% of revenue for the six months ended June 30, 2006.

Approximately 30.0% of revenue from system sales for the three months ended June 30, 2007 was from the sale of 200mm products and 70.0% of revenue was from the sale of 300mm products, compared with 51.5% and 48.5%, respectively, for three months ended June 30, 2006.  For the six months ended June 30, 2007 approximately 31.1% of revenue from system sales was from the sale of 200mm products and 68.9% of revenue was from the sale of 300mm products, compared with 49.0% and 51.0%, respectively, for the six months ended June 30, 2006. Our results reflect the overall market trend towards 300mm products.

Services revenue, which includes spare parts, equipment upgrades and maintenance services, was $41.3 million, or 37.5% of revenue for the three months ended June 30, 2007, compared with $46.9 million, or 39.8% of revenue, for the three months ended June 30, 2006.  Services revenue was $85.7 million, or 41.3% of revenue for the six months ended June 30, 2007, compared with $90.9 million, or 42.2% of revenue for the six months ended June 30, 2006.  Services revenue fluctuates period to period based mainly on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts.

A portion of the Company’s revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2007 and 2006 was $43.5 million and $43.7 million, respectively.

Royalty revenue was $1.4 million, or 1.3% of revenue for the three months ended June 30, 2007, compared with $3.0 million, or 2.6% of revenue for the three months ended June 30, 2006.  Royalty revenue for the six months ended June 30, 2007 was $3.5 million, or 1.7% of revenue, compared to $4.5 million, or 2.1% of revenue for the six months ended June 30, 2006.  Royalties are primarily earned under the terms of our license agreement with SEN.  Revenue changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Revenue from sales of ion implantation products and services accounted for $78.0 million, or 70.9% of total revenue in the three months ended June 30, 2007, compared with $90.9 million, or 77.3%, of total revenue in the three months ended June 30, 2006.  Revenue from sales of ion implantation products and services accounted for $152.1 million, or 73.2% of revenue in the six months ended June 30, 2007, compared with $167.2 million, or 77.6% of revenue in the six months ended June 30, 2006.  We expect annual revenues from the sale of ion implantation products and services to average from 70% to 80% of total revenues.

Gross Profit

Gross profit was 39.6% of revenue in the three months ended June 30, 2007, compared with gross profit of 40.8% of revenue in the three months ended June 30, 2006.  The gross profit decrease of 1.2 percentage points was the result of unfavorable parts and service volume (approximately 1.6 percentage points), unfavorable operating overheads (approximately 1.8 percentage points), and lower 100% margin SEN royalties (approximately 1.3 percentage points), offset by favorable systems volume, mix and deferrals (approximately 3.5 percentage points).

Gross profit was 40.9% of revenue in the six months ended June 30, 2007, compared with gross profit of 40.4% of revenue in the six months ended June 30, 2006.  The gross profit increase of 0.5 percentage points was the result of favorable systems volume, mix and deferrals  (approximately 3.1 percentage points), offset by unfavorable operating overheads (approximately 1.9 percentage points), lower 100% margin SEN royalties (approximately 0.4 percentage points), and unfavorable parts and service volume (approximately 0.3 percentage points).

Research and Development

Research and development expense was $17.6 million in the three months ended June 30, 2007, a decrease of $0.6 million, or 3.3%, compared with $18.2 million in the three months ended June 30, 2006.  The decrease was driven primarily by lower variable compensation expense ($0.7 million) and lower development material costs ($0.7 million) partially offset by increased development asset amortization and depreciation ($0.5 million).  Research and development expense was $35.8 million in the six months ended June 30, 2007, a decrease of $0.6 million, or 1.6%, compared with $36.4 million in the six months ended June 30, 2006.  The decrease was driven primarily by lower variable compensation costs ($0.7 million), lower development material costs ($0.5 million) and lower consulting costs ($0.3 million), partially offset by increased development asset amortization and depreciation ($0.9 million).  We expect research and development spending to remain at this level throughout 2007 as the Company continues to invest heavily in new product development.

Research and development expense was attributable to the following activities in the first half of 2007: 56% for new product development, 30% for improvement of existing products, and 14% for product testing.

Selling

Selling expense was $13.1 million in the three months ended June 30, 2007, an increase of $1.6 million, or 13.6%, compared with $11.6 million in the three months ended June 30, 2006.  The increase was driven primarily by increased costs related to evaluation system support for our Optima platform ($0.7 million), increased payroll costs ($0.7 million), increased separation costs ($0.4 million), increased stock compensation costs ($0.3 million) and increased outside services ($0.2 million) offset by lower commission expense ($0.8 million) and lower variable compensation costs ($0.2 million).  Selling expense was $26.1 million in the six months ended June 30, 2007, an increase of $3.9 million, or 17.6%, compared with $22.2 million in the six months ended June 30, 2006.  The increase was driven primarily by increased costs related to evaluation system support for our Optima platform ($1.8 million), increased payroll costs ($1.4 million), increased separation costs ($0.3 million), increased stock compensation costs ($0.6 million) and increased outside services ($0.3 million) offset by lower commissions expense ($0.6 million).

General and Administrative

General and administrative expense was $10.2 million in the three months ended June 30, 2007, a decrease of $1.2 million, or 10.7%, compared with $11.4 million in the three months ended June 30, 2006.  The decrease was driven primarily by lower variable compensation costs ($1.3 million) and lower depreciation expense ($0.3 million), offset by increased professional fee expenses ($0.5 million).  General and administrative expense was $20.7 million in the six months ended June 30, 2007, a decrease of $1.6 million, or 7.2%, compared with $22.3 million in the six months ended June 30, 2006.  The decrease was driven primarily by lower variable compensation costs ($1.7 million) and lower depreciation costs ($0.6 million), offset by increased professional fee expenses ($0.8 million).

Other Income (Expense)

Equity income attributable to SEN was $1.9 million and $6.6 million for the three and six months ended June 30, 2007, respectively.  This is compared to equity income attributable to SEN of $6.1 million and $8.4 million for the three and six months ended June 30, 2006, respectively.  Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan.

Interest income of $1.1 million and $2.6 million for the three and six months ended June 30, 2007, respectively, primarily relates to interest earned on cash, cash equivalents and short-term investments. Interest income decreased by $0.8 million and $1.0 million from the three and six months ended June 30, 2006, respectively, due primarily to lower average cash balances, resulting from the repayment of $74.2 million of long-term debt in January 2007.

Interest expense of $1.6 million and $3.2 million in the three and six months ended June 30, 2007, respectively, a decrease of $0.8 million and $0.9 million from the three and six months ended June 30, 2006, respectively, relates primarily to outstanding convertible senior subordinated notes which have an effective yield to maturity of 8%.  The decrease in interest expense in 2007 is a direct result of the repayment of $74.2 million of long-term debt in January 2007.

Income Taxes

Income taxes (credits) were $(1.0) million and $(0.3) million in the three and six months ended June 30, 2007. During the three month period ended June 30, 2007, we recorded tax benefits related to the realization of foreign tax credits, which will allow the Company to recover approximately $1.2 million in tax refunds of amounts paid for alternative minimum taxes remitted for tax years 2004 through 2007.

In 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased its valuation allowance to increase the carrying value of deferred tax assets to zero. While the Company is no longer in a cumulative loss position in the United States tax jurisdiction, the Company continues to maintain a full valuation allowance for deferred tax assets until sustainable future levels of profitability are evident. However, going forward, should the Company’s return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

The Company incurs income tax expense relating principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income.  We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses as discussed in Note 8 to the consolidated financial statements. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities at June 30, 2007 were $81.8 million, compared with $203.7 million at December 31, 2006. The $121.9 million decrease in cash, cash equivalents, and marketable securities was mainly attributable to the repayment of $74.2 million for the Company’s 4.25% Convertible Subordinated Notes, cash used by operations ($39.4 million) and capital expenditures ($6.2 million).  Cash used in operations was driven primarily by an increase in accounts receivable ($5.7 million) caused by the timing of systems shipments, increased inventories ($14.9 million) primarily to support the Optima product line, a decrease in accounts payable ($12.6 million) and the reduction in accrued compensation ($11.3 million) primarily due to the payout of the 2006 variable compensation plan and funding of the 2006 401(k) company match, which occurs annually during the first quarter of each year.  We expect to generate positive cash flow during the second half of the year ending December 31, 2007.

Capital expenditures were $6.2 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively.  We have no significant capital projects planned for 2007 and total capital expenditures for 2007 are projected to be less than $10.0 million. Future capital expenditures beyond 2007 will depend on a number of factors, including the timing and rate of expansion of our business.

We have net operating loss and tax credit carryforwards the tax effect of which aggregate $75.8 million at December 31, 2006. These carryforwards, which expire principally between 2018 and 2025, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

In 2006, Axcelis and Sumitomo Heavy Industries (SHI) agreed upon an annual dividend relating to SEN’s fiscal year ended March 31, 2006. The two shareholders instructed SEN to dividend 40% of SEN’s net earnings for that year. On January 31, 2007, Axcelis received a payment of approximately $5.7 million representing its 50% share of the dividend.  In 2007 the Company entered into an agreement with SHI pursuant to which SEN will be instructed to dividend 40% of its net income annually. On July 31, 2007 the Company received a dividend of $6.8 million for SEN’s fiscal year ended March 31, 2007.

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

We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $20.5 million to support certain operating lease obligations, workers’ compensation insurance, and certain value added tax claims in Europe.  At June 30, 2007, $15.2 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the consolidated balance sheet.

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

On August 1, 2007, we announced that Axcelis’ revenues for the third quarter of 2007 are forecast in the range of $110 million to $120 million.  Gross margins in the third quarter are expected to be slightly below second quarter levels as a result of revenue recognition on new products.  We expect results of operations will be approximately $0.02 per diluted share.

It is difficult to predict our customers’ capital spending plans since they can change very quickly.  At our current sales level, each sale, or failure to make a sale, could have a material effect on our results of operations in a particular quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2007, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a -15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

As of June 30, 2007, there have been no material changes to the risk factors disclosed in Item 1A to our annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held at our offices at 108 Cherry Hill Drive, Beverly, Massachusetts on May 9, 2007.  Out of 101,544,879 shares of Common Stock (as of the record date of March 15, 2007) entitled to vote at the meeting, 95,003,799 shares, or 93.56%, were present in person or by proxy.

(a)           Election of Directors.  Each of the three directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2010, and until their successors are elected.  The vote was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Michio Naruto	84,939,707	10,064,092
Patrick H. Nettles	84,905,371	10,098,428
Geoffrey Wild	84,986,733	10,017,066

(b)           Ratification of Appointment of Auditors. A majority of the votes cast at the meeting were voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of our financial statements for the year ending December 31, 2007. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
94,783,558	119,675	100,566

(c)Stockholder Proposal re Classified Board. A majority of the votes cast at the meeting were voted in favor of the proposal received from stockholders of the Company to request that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby directors would be elected annually and not by classes. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non- Votes
73,412,262	6,869,560	297,927	14,424,050

Item 5. Other Information.

Amendment and Restatement of the Company’s Bylaws. On August 8, 2007, the Company’s Board of Directors adopted amended and restated bylaws for the Company in order to facilitate the Company’s compliance with the Nasdaq Global Market listing requirement to allow direct registration of shares by January 1, 2008. These amended and restated bylaws became effective on August 8, 2007. Stockholder approval is not required. These Amended and Restated Bylaws are filed as Exhibit 3.2 to this Form 10-Q.

Regulation FD Disclosure – Amendment and Restatement of the Company’s Certificate of Incorporation. On August 8, 2007, the Company’s Board of Directors adopted an amended and restated certificate of incorporation, subject to stockholder approval, providing for the phase out of the Company’s classified Board of Directors, commencing in 2009. The adoption of this proposed amended and restated certificate of incorporation will be submitted to the stockholders of the Company at the annual meeting of stockholders to be held in 2008, and, if adopted, shall apply to directors elected at subsequent annual meetings.

Item 6. Exhibits.

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

3.2	Bylaws of the Company, as amended as of August 8, 2007. Filed herewith.

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

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 9, 2007. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 9, 2007. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 9, 2007. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 9, 2007. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/s/ Stephen G. Bassett
DATED: August 9, 2007	By:	Stephen G. Bassett
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer