Form 10-Q
period 2007-09-30
AXCELIS TECHNOLOGIES INC
filed 2007-11-08
CIK 1113232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-30941

AXCELIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1818596 (IRS Employer Identification No.)
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

        As of November 7, 2007 there were 102,250,365 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	3
	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18
	Overview	18
	Critical Accounting Estimates	19
	Results of Operations	20
	Liquidity and Capital Resources	24
	Outlook	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4.	Controls and Procedures.	26

PART II—OTHER INFORMATION

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue
Product	$91,982	$107,914	$267,481	$290,108
Service	14,187	12,694	42,787	41,582
Royalties, primarily from SEN	1,384	2,209	4,884	6,688

	107,553	122,817	315,152	338,378
Cost of revenue
Product	61,569	60,386	167,624	169,857
Service	9,715	9,165	26,419	28,271

	71,284	69,551	194,043	198,128
Gross profit	36,269	53,266	121,109	140,250
Operating expenses
Research and development	18,288	17,597	54,114	54,000
Sales and marketing	12,411	11,743	38,495	33,919
General and administrative	10,367	11,986	31,037	34,258
Impairment of goodwill	4,658	—	4,658	—
Amortization of intangible assets	656	656	1,968	1,895
Restructuring charges	—	53	—	147

	46,380	42,035	130,272	124,219

Income (loss) from operations	(10,111)	11,231	(9,163)	16,031
Other income (expense)
Equity income of SEN	1,767	2,372	8,340	10,734
Interest income	1,224	2,250	3,824	5,816
Interest expense	(1,587)	(2,570)	(4,822)	(6,657)
Other—net	254	153	505	837

	1,658	2,205	7,847	10,730

Income (loss) before income taxes	(8,453)	13,436	(1,316)	26,761
Income taxes (credits)	(256)	916	(536)	1,552

Net income (loss)	$(8,197)	$12,520	$(780)	$25,209

Net income (loss) per share
Basic	$(0.08)	$0.12	$(0.01)	$0.25
Diluted	(0.08)	0.12	(0.01)	0.25
Shares used in computing basic and diluted income (loss) per share
Basic	102,206	101,165	101,772	101,003
Diluted	102,206	101,612	101,772	101,205

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$83,152	$140,451
Marketable securities	—	63,200
Restricted cash	16,656	11,019
Accounts receivable, net	76,191	73,635
Inventories, net	175,547	160,107
Prepaid expenses and other current assets	30,361	26,639

Total current assets	381,907	475,051
Property, plant and equipment, net	68,492	66,678
Investment in SEN	126,971	126,688
Goodwill	42,115	46,773
Intangible assets	11,581	13,549
Restricted cash, long-term portion	—	1,137
Other assets	34,327	24,117

	$665,393	$753,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,891	$37,312
Accrued compensation	14,285	26,996
Warranty	4,989	5,229
Income taxes	672	3,906
Deferred revenue	35,228	28,811
Current portion of convertible subordinated debt	—	74,217
Other current liabilities	7,727	13,670

Total current liabilities	84,792	190,141
Convertible subordinated debt	79,142	76,887
Long-term deferred revenue	5,082	5,054
Other long-term liabilities	6,667	4,349
Stockholders' equity
Preferred stock	—	—
Common stock	102	101
Additional paid-in capital	476,549	469,967
Treasury stock	(1,218)	(1,218)
Retained earnings	8,803	9,583
Accumulated other comprehensive income (loss)	5,474	(871)

	489,710	477,562

	$665,393	$753,993

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities
Net income (loss)	$(780)	$25,209
Adjustments required to reconcile net income to net cash used for operating activities
Depreciation and amortization	14,093	13,138
Amortization of intangible assets	1,968	1,895
Accretion of premium on convertible subordinated debt	2,255	1,165
Stock-based compensation expense	4,291	4,465
Undistributed income of SEN	(8,340)	(10,734)
Impairment of goodwill	4,658	—
Changes in operating assets and liabilities
Accounts receivable	(1,876)	(18,165)
Inventories	(12,861)	(34,618)
Other current assets	(2,161)	(4,964)
Accounts payable and other current liabilities	(34,252)	17,817
Deferred revenue	6,445	8,571
Income taxes	(3,047)	(984)
Cash dividends from SEN	12,424	—
Other assets and liabilities	(17,268)	(8,700)

Net cash used for operating activities	(34,451)	(5,904)
Investing activities
Purchases of marketable securities	(13,000)	(70,329)
Sales and maturities of marketable securities	76,200	73,263
Expenditures for property, plant and equipment	(8,422)	(3,947)
Increase in restricted cash	(4,500)	(627)

Net cash (used for) provided by investing activities	50,278	(1,640)
Financing activities
Proceeds from issuance of convertible subordinated debt	—	24,217
Repayment of convertible subordinated debt	(74,217)	—
Proceeds from the exercise of stock options	1,066	1,362
Proceeds from employee stock purchase plan	1,513	1,578

Net cash (used for) provided by financing activities	(71,638)	27,157
Effect of exchange rate changes on cash	(1,488)	(578)

Net increase (decrease) in cash and cash equivalents	(57,299)	19,035
Cash and cash equivalents at beginning of period	140,451	71,417

Cash and cash equivalents at end of period	$83,152	$90,452

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited)

(All tabular amounts in thousands, except per share amounts)

Note 1. Nature of Business and Basis of Presentation

        Axcelis Technologies, Inc. ("Axcelis" or the "Company"), is a producer of ion implantation and dry strip equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as SEN Corporation, an SHI and Axcelis Company ("SEN"), licenses technology from the Company relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, which are of a normal recurring nature (except for adjustments of $4.7 million to recognize the impairment of goodwill and $1.2 million to reduce income tax expense as discussed in further detail in the following footnotes), considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

        The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s annual report on Form 10-K for the year ended December 31, 2006, except for description of the Company's classification of revenue and cost of revenue, which is described below. Beginning with the periods ended September 30, 2007 the Company has modified the classification of the various components of revenue. Amounts presented for prior years have been reclassified to permit comparison. The modification did not affect total revenue or reported results of operations. There have been no changes to the Company's overall revenue recognition policy.

Revenue Recognition

        Beginning with the periods ended September 30, 2007, the Company has modified the classification of its various components of revenue presented in the statement of operations to more closely align with SEC reporting guidelines. Product revenue includes revenue from system sales, sales of spare parts, the spare parts component of maintenance and service contracts and product upgrades. Service revenue includes the labor component of maintenance and service contract amounts charged for on-site service personnel. Revenue and cost of revenue amounts presented for prior periods have been reclassified to permit comparison.

        The Company's revenue recognition policy involves significant judgment by management. As described below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the complexity of the customer's post delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, the Company may have to revise its revenue recognition policy, which could delay the timing of revenue recognition.

        The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Axcelis' revenue transactions include sales of products under multiple element arrangements. Revenue under these arrangements is allocated to each element, except systems, based upon its estimated fair market value, in accordance with the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The amount of revenue allocated to systems is calculated on a residual method. Under this method, the total value of the arrangement is allocated first to the undelivered elements, with the residual amount being allocated to product revenue.

        The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention") plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately. Product revenue is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for certain customers, when both the formal acceptance and retention payment have been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

        The Company generally recognizes systems revenue at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification. To ensure that the customer's specifications are satisfied, many customers request that new systems be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers of mature products generally do not require pre-shipment testing. The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

        For initial shipments of systems with new technologies or in the small number of instances where Axcelis is unsure of meeting the customer's specifications or obtaining customer acceptance upon shipment of the system, Axcelis will defer the recognition of systems revenue and related costs until written customer acceptance of the system is obtained. This deferral period is generally within twelve months of shipment.

        Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts, or based on parts usage, where appropriate. Revenue related to service hours is recognized when the services are performed.

Note 2. Impairment of Goodwill

        The changes in the carrying amount of goodwill for the period ended September 30, 2007 are as follows:

Balance at January 1, 2007	$46,773
Impairment loss	(4,658)

Balance at September 30, 2007	$42,115

        During the three month period ended September 30, 2007, the Company's management elected to discontinue future development of the RTP and curing product lines. Based on that business decision, the forecast of future cash flows was revised and, as such, in September 2007 a goodwill impairment loss of $4.7 million was recorded. The fair value of these product lines was estimated using the expected present value of future cash flows.

Note 3. Stock-Based Compensation

2000 Stock Plan

        The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the "2000 Plan"), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units, and performance awards to selected employees, directors and consultants of the Company. The 2000 Plan originally reserved 18.5 million shares of common stock for future grant, which amount was subsequently increased to 33.2 million shares of common stock. The 2000 Plan expires in 2012. At September 30, 2007 there were 17.9 million shares of common stock available for future grant. At September 30, 2007 and 2006, stock awards outstanding under the 2000 Plan included stock options, restricted stock, and restricted stock units.

        Expiration of non-qualified stock options or stock appreciation rights is based on award agreements. Non-qualified stock options typically expire ten years from date of grant, but, if approved by the Board of Directors, may have a stated term in excess of ten years. Incentive stock option awards expire ten years from the date of grant. Generally, options granted to employees terminate upon termination of employment. Under the terms of the 2000 Plan, the exercise price, determined by the Board of Directors, may not be less than the fair market value of a share of the Company's common stock on the date of grant. Stock options granted to employees generally vest over a period of four years while stock options granted to non-employee members of the Company's Board of Directors generally vest over a period of six months and, once vested, are not affected by the director's termination of service to the Company. The Company settles stock option exercises with newly issued common shares.

        Generally, unvested restricted stock and restricted stock unit awards expire upon termination of service to the Company. Restricted stock or restricted stock unit awards granted to employees generally vest over a period of four years while restricted stock or restricted stock units granted to members of the Company's Board of Directors generally vest over a period of six months. The Company settles restricted stock units upon vesting with newly issued common shares.

        Under the 2000 Plan, fair market value is defined as the closing price of a share of the common stock on the Nasdaq Global Market, as of any applicable date, as long as the Company's shares are traded on such exchange.

        The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award. The Company currently expects, based on a historical analysis, a forfeiture rate of 10% per year, except for executive officer awards, which are expected to forfeit at a rate of 5% per year.

        Under Statement of Financial Accounting Standard (SFAS) No. 123R the Company recognized stock-based compensation expense of $1.9 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2006, respectively. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, the adoption of SFAS No. 123R had no impact on the Company's consolidated statement of cash flows for the nine months ended September 30, 2007 and 2006.

Grant-Date Fair Value

        The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted during the periods shown were calculated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average expected volatility	58.4%	57.0%	58.4%	56.9-59.0%
Weighted-average expected term (in years)	4.2	4.2	4.2	4.2
Risk-free interest rate	4.14-4.87%	4.75-5.12%	4.14-5.09%	4.29-5.12%
Expected dividend yield	0%	0%	0%	0%

        Expected volatility—The Company considers a number of factors when estimating volatility under the pricing model. For options granted prior to fiscal 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company's current method of estimating expected volatility for all stock options relies on a combination of historical and implied volatility. The Company currently believes that the use of this blended volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more accurately reflects the market's current expectations of future volatility.

        Expected term—Weighted average expected term was calculated using a forward looking lattice model of the Company's stock price incorporating a suboptimal exercise factor and a projected post-vest forfeiture rate.

        Risk-free interest rate—The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

        Expected dividend yield—Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future.

Stock Options

        The following table summarizes the stock option activity for the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Outstanding at December 31, 2006	12,805	$11.68
Granted	206	5.31
Exercised	(186)	5.72
Canceled	(66)	6.43
Expired	(987)	11.97

Outstanding at September 30, 2007	11,772	$11.68	4.71	$173

Exercisable at September 30, 2007	10,866	$12.14	4.41	$62

Options Vested or Expected to Vest at September 30, 2007 (1)	11,653	$11.74	4.73	$111

    (1)
    In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $0.3 million. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.2 million. There were no options exercised during the three months ended September 30, 2007 or 2006. The total fair value of stock options vested during the three and nine months ended September 30, 2007 was $0.8 million and $2.5 million, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2006 was $1.0 million and $3.4 million, respectively. As of September 30, 2007, there was $2.2 million of total forfeiture adjusted unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.95 years. Cash received from options exercised was $1.1 and $1.4 million during the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock and Restricted Stock Units

        Restricted stock awards are grants of shares of common stock under the 2000 Plan which are subject to forfeiture back to the Company during a vesting period described in a restricted stock agreement with the recipient. Restricted stock units ("RSUs") represent the Company's unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the RSU Award Agreement and the 2000 Plan. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives. The fair value of restricted stock unit and restricted stock awards is charged to expense ratably over the requisite service period.

        Changes in the Company's non-vested restricted stock and restricted stock units for the nine months ended September 30, 2007 follow:

	Shares/units	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2006	1,831	$6.44
Granted	1,168	6.04
Vested	(473)	6.60
Forfeited	(263)	6.25

Outstanding at September 30, 2007	2,263	6.23

        The fair value of the Company's restricted stock and restricted stock units was calculated based upon the fair market value of the Company's stock at the date of grant. As of September 30, 2007, there was $10.2 million of total forfeiture adjusted unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be amortized over a weighted average amortization period of 2.86 years.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the "Purchase Plan") provides effectively all Axcelis employees the opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions of up to 10% of the employee's salary, subject to certain caps set forth in the Purchase Plan. Employees may purchase Axcelis common stock at 85% of the market value of the Company's common stock on the day the stock is purchased. The purchase price may be adjusted by a committee of the Board of Directors.

        Compensation expense is computed as the benefit of discounted stock price, amortized on a straight-line basis to compensation expense over each offering period of six months. Compensation expense for the three and nine month periods ended September 30, 2007 was $0.1 million and $0.3 million, respectively. Compensation expense for the three and nine month periods ended September 30, 2006 was $0.1 million and $0.3 million, respectively. As of September 30, 2007, there were a total of 3.9 million shares reserved for issuance and available for purchase under the Purchase Plan. There were no shares purchased under the Purchase Plan during the three months ended September 30, 2007, and 0.4 million shares purchased during the nine months ended September 30, 2007.

Note 4. Net Income Per Share

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

        For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options and restricted stock awards with an exercise price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company's common stock for the period, as the effect would be anti-dilutive. The Company has excluded 0.1 million and 0.6 million incremental shares attributable to restricted stock, restricted stock units and outstanding stock options for the three and nine months ended September 30, 2007, respectively, as their effect would be anti-dilutive. In addition, 4.0 million shares of common stock for the assumed conversion of the Company's convertible debt for the three and nine months ended September 30, 2007, and 7.5 million shares and 6.9 million shares of common stock for the assumed conversion of the Company's convertible debt for the three and nine months ended September 30, 2006, respectively, computed using the if converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive. These stock options, restricted stock awards, and conversions could, however, become dilutive in future periods.

        A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Income (loss) available to common stockholders	$(8,197)	$12,520	$(780)	$25,209

Weighted average common shares outstanding used in computing basic net income (loss) per share	102,206	101,165	101,772	101,003
Incremental shares	—	447	—	202

Weighted average common shares outstanding used in computing diluted net income (loss) per share	102,206	101,612	101,772	101,205

Net income (loss) per share
Basic	$(0.08)	$0.12	$(0.01)	$0.25
Diluted	(0.08)	0.12	(0.01)	0.25

Note 5. Comprehensive Income

        The components of comprehensive income follow:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(8,197)	$12,520	$(780)	$25,209
Other comprehensive income (loss):
Foreign currency translation adjustments	10,169	(4,315)	6,341	1,582
Unrealized gain on marketable securities	—	28	4	36

Comprehensive income	$1,972	$8,233	$5,565	$26,827

Note 6. Inventories

        The components of inventories follow:

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$103,380	$93,197
Work-in-process	40,192	44,587
Finished goods (completed systems)	31,975	22,323

	$175,547	$160,107

Note 7. Product Warranty

        The Company offers a one to three year warranty for all of its products, the terms and conditions of which vary depending upon the product sold. For all systems sold, the Company accrues a liability for the estimated cost of standard warranty at the time of system shipment and defers the portion of systems revenue attributable to the fair value of non-standard warranty. Revenue for non-standard warranty is recognized ratably over the applicable warranty period. Costs for non-standard warranty are expensed as incurred. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

        Changes in the Company's product warranty liability are as follows:

	Nine months ended September 30,
	2007	2006
	(in thousands)
Balance at December 31	$6,472	$7,166
Warranties issued during the period	5,467	7,284
Settlements made during the period	(4,610)	(4,637)
Changes in liability for pre-existing warranties during the period	(558)	(2,406)

Balance at September 30	$6,771	$7,407

Amount classified as current	$4,989	$6,569
Amount classified as long-term	1,782	838

Balance at September 30	$6,771	$7,407

Note 8. Convertible Subordinated Debt

        In January 2002, the Company completed an offering of $125 million of 4.25% Convertible Subordinated Notes due January 15, 2007 (the "Old Notes").

        On May 2, 2006, the Company entered into an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of the Old Notes agreed to exchange its Old Notes for $50.8 million in aggregate principal amount of the Company's newly issued 4.25% Convertible Senior Subordinated Notes due January 15, 2009 (the "New Notes"), plus accrued and unpaid interest on the Old Notes through but excluding May 2, 2006, the closing date of the exchange. In addition, the Company issued an additional $24.2 million of New Notes, resulting in an aggregate of $75 million of New Notes outstanding.

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

        The principal amount of the New Notes, together with the accreted portion of the maturity premium, which increases over the term of the notes, as of the conversion date, are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company's common stock at a conversion price equal to $20.00 per share, which also was the conversion price of the Old Notes, subject to adjustment in certain circumstances.

        In accordance with the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company considered the terms of the New Notes to be "substantially different" from the terms of the Old Notes. As such, the Company wrote off approximately $0.2 million of debt issuance costs related to the Old Notes to interest expense during the quarter ended June 30, 2006. In addition, debt issuance costs of approximately $0.2 million related to the New Notes are being amortized to interest expense over the term of the New Notes.

        On January 15, 2007, the Company paid $74.2 million to redeem the remaining Old Notes.

Note 9. Income Taxes

        In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2001. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest and penalties are insignificant at September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

        During September of 2007, the Company made the determination that certain reserves relating to a previous tax year were no longer required due to the expiration of a statue of limitations for the specific amount reserved. As a result, the company recorded an adjustment to reduce income tax expense by $1.2 million during the three month period ended September 30, 2007.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had unrecognized tax benefits of approximately $5.1 million, of which approximately $2.8 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $2.3 million was recorded in other long-term liabilities. As stated above, during the three month period ended September 30, 2007, the Company reduced income tax expense and amounts recorded as long-term liabilities by $1.2 million. The Company does not anticipate any other significant change in these unrecognized tax benefits in 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

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

        In 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased its valuation allowance to increase the carrying value of deferred tax assets to zero. While the Company is no longer in a cumulative loss position in the United States tax jurisdiction, the Company continues to maintain a full valuation allowance for deferred tax assets until sustainable future levels of profitability are evident. However, going forward, should the Company's return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

Note 10. Significant Customers

        In the three months ended September 30, 2007, two customers accounted for approximately 16% and 10% of revenue, respectively. In the nine months ended September 30, 2007, two customers accounted for approximately 12% and 10% of revenue, respectively. In the three months ended September 30, 2006, one customer accounted for approximately 12% and three other customers each accounted for approximately 10% of revenue, respectively. In the nine months ended September 30, 2006, one customer accounted for approximately 11% of revenue. For the three and nine months ended September 30, 2007 and 2006, no other customer accounted for more than 10% of revenue.

Note 11. Contingencies

Litigation

        From time to time, the Company may be subject to legal proceedings and claims arising from the conduct of its business including litigation related to intellectual property matters, customer contract matters, employment claims and environmental matters. At September 30, 2007, the Company is not a party to any material legal proceedings.

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

Note 12. Subsequent Events

        In October of 2007 the Company implemented a reduction in force that resulted in a charge to expense of approximately $2.9 million related to separation and outplacement costs, most of which will be recorded in the fourth quarter of 2007 and the remainder in the first quarter of 2008.

Note 13. Recent Accounting Pronouncements

FIN 48

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial condition, results of operations or liquidity.

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

SFAS 158

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires sponsoring employers to recognize the funded status of pension and other postretirement benefit plans on their balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employer's fiscal year. SFAS 158 is effective for the Company at the end of fiscal 2006, except for the change in measurement date, which is effective for the Company in fiscal 2007. The adoption of SFAS 158 did not impact the Company's financial condition, results of operations or liquidity and is not expected to have a material impact in future periods.

SFAS 159

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to measure items at fair value can be made on an instrument-by-instrument basis, but once the decision is made, it is permanent. This statement will be effective for the Company's fiscal year 2009. The Company is in the process of evaluating the impact of this statement on its financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth or referred to under "Liquidity and Capital Resources" and "Risk Factors" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

        Axcelis Technologies, Inc. ("Axcelis," "we," "us," or "our"), is a producer of ion implantation and dry strip equipment used in the fabrication of semiconductors in the United States, Europe and Asia. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. We own 50% of the equity of a joint venture known as SEN Corporation, an SHI and Axcelis Company, or "SEN," with Sumitomo Heavy Industries, Ltd. in Japan. SEN licenses technology from us relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

        The semiconductor capital equipment industry has in the past been subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, could fluctuate from year to year and period to period. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. We expect gross margins to continue to be under substantial pressure in the fourth quarter of 2007 due to the low volume of system sales. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we could experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

        The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and joint venturing within the semiconductor manufacturing industry is increasing. We expect these trends to continue to reduce the number of our potential customers. This growing concentration of Axcelis' customers may increase competitive pricing as higher percentages of our total revenues are tied to the buying decisions of a particular customer or a small number of customers.

        Beginning in 2005, most customers shifted from multi-wafer tools to single wafer tools for high current applications. Because we did not have a single wafer high current product, we have experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD product (for high current applications) in 2006. Through October 31, 2007, we have shipped eleven

Optima HD systems but have not recognized revenue on these shipments. We expect to begin recognizing revenue from the Optima HD in the first quarter of 2008.

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

        The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. As of September 30, 2007 there have been no material changes to the critical accounting estimates as described in our Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

        Beginning with the periods ended September 30, 2007 the Company has modified the classification of the various components of revenue and cost of revenue. Amounts presented for prior years have been reclassified to permit comparison. The modification did not affect total revenue or reported results of operations. See Note 1 to the accompanying consolidated financial statements. The Company has made no changes to its overall revenue recognition policy.

Results of Operations

        The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue
Product	85.5%	87.9%	84.9%	85.7%
Service	13.2	10.3	13.6	12.3
Royalties, primarily from SEN	1.3	1.8	1.5	2.0

	100.0	100.0	100.0	100.0
Cost of revenue
Product	57.3	49.2	53.2	50.2
Service	9.0	7.4	8.4	8.4

	66.3	56.6	61.6	58.6
Gross profit	33.7	43.4	38.4	41.4
Other costs and expenses
Research and development	17.0	14.3	17.2	16.0
Selling	11.5	9.6	12.2	10.0
General and administrative	9.6	9.8	9.8	10.1
Impairment of goodwill	4.3	—	1.5	—
Amortization of intangible assets	0.6	0.5	0.6	0.6
Restructuring	—	—	—	—

	43.1	34.2	41.3	36.7

Income (loss) from operations	(9.4)	9.2	(2.9)	4.7
Other income (expense)
Equity income of SEN	1.7	1.9	2.6	3.2
Interest income	1.1	1.8	1.2	1.7
Interest expense	(1.5)	(2.1)	(1.5)	(2.0)
Other-net	0.2	0.1	0.2	0.3

	1.5	1.7	2.5	3.2

Income (loss) before income taxes	(7.9)	10.9	(0.4)	7.9
Income taxes (credits)	(0.3)	0.7	(0.2)	0.5

Net income (loss)	(7.6)%	10.2%	(0.2)%	7.4%

Three and nine months ended September 30, 2007 in comparison to the three and nine months ended September 30, 2006

Revenue

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades was $92.0 million, or 85.5% of revenue for the three months ended September 30, 2007, compared with $107.9 million, or 87.9% of revenue for the three months ended September 30, 2006. Product revenue was $267.5 million, or 84.9% of revenue for the nine months ended September 30, 2007, compared with $290.1 million, or 85.7% of revenue for the nine months ended September 30, 2006. Product revenue levels in 2006 and 2007 have been impacted by the Company's loss of high current market share, as discussed above. The decline in product revenue in both the three and nine month periods ended September 30, 2007 is attributable to a weakening semiconductor market and a related decrease in capital spending by semiconductor manufacturers. In addition a decrease in capacity expansion at 200mm manufacturing facilities (a portion of which relates to the overall decline in the semiconductor capital equipment market) has decreased revenue from system sales by $9.2 million and $30.2 million for the three and nine month periods ended September 30, 2007, respectively.

        A portion of the Company's revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2007 and 2006 was $40.3 million and $49.9 million, respectively.

Service

        Service revenue, which includes maintenance and service contracts and service hours provided by on-site service personnel, was $14.2 million, or 13.2% of revenue for the three months ended September 30, 2007, compared with $12.7 million, or 10.3% of revenue, for the three months ended September 30, 2006. Service revenue was $42.8 million, or 13.6% of revenue for the nine months ended September 30, 2007, compared with $41.6 million, or 12.3% of revenue for the nine months ended September 30, 2006. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the need for equipment service.

Royalties

        Royalty revenue was $1.4 million, or 1.3% of revenue for the three months ended September 30, 2007, compared with $2.2 million, or 1.8% of revenue for the three months ended September 30, 2006. Royalty revenue for the nine months ended September 30, 2007 was $4.9 million, or 1.5% of revenue, compared to $6.7 million, or 2.0% of revenue for the nine months ended September 30, 2006. Royalties are primarily earned under the terms of our license agreement with SEN. Revenue changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Ion Implant

        Revenue from sales of ion implantation products and service accounted for $80.5 million, or 74.8% of total revenue in the three months ended September 30, 2007, compared with $89.1 million, or 72.5%, of total revenue in the three months ended September 30, 2006. Revenue from sales of ion implantation products and service accounted for $232.5 million, or 73.8% of revenue in the nine months ended September 30, 2007, compared with $256.3million, or 75.7% of revenue in the nine months ended September 30, 2006. Annual revenues from the sale of ion implantation products and service typically average from 70% to 80% of total revenues.

Aftermarket

        Aftermarket revenues which include sales of spare parts, product upgrades and service revenues were $43.2 million and $128.8 million for the three and nine month periods ended September 30, 2007, respectively, compared to $42.1 million and $133.0 million for the corresponding periods of the preceding year. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit

Product

        Gross profit from product revenue was 33.1% for the three months ended September 30, 2007, compared to 44.0% for the three months ended September 30, 2006. The decrease in gross profit from product revenues is attributable to a decline in product revenue and the related under absorption of manufacturing overheads (approximately 3.2%), product mix (approximately 7.4%, principally related to revenue recognized on new products which have lower margins than mature products), and increased warranty and installation costs (approximately 2.5%), offset favorably by decreases in deferred revenue (approximately 2.5%). Revenue deferred at the time of shipment generally carries higher gross margins than that recognized at the time of shipment. Gross profit from product revenue was 37.3% for the nine months ended September 30, 2007, compared with 41.5% in the nine months ended September 30, 2006. The gross profit decrease for the nine months is attributable principally to product mix (approximately 2.0%), a decline in product revenues and the related under absorption of manufacturing overheads (approximately 3.4%), increased warranty and installation costs (approximately 1.5%) offset favorably by decreases in deferred revenue (approximately 3.1%).

Service

        Gross profit from service revenue was 31.5% for the three months ended September 30, 2007, compared to 27.8% for the three months ended September 30, 2006. Gross profit from service revenue was 38.3% for the nine months ended September 30, 2007, compared to 32.0% for the nine months ended September 30, 2006. The increase in gross profit for both the three and nine month periods ended September 30, 2007, is attributable to increased service revenue over a relatively fixed service labor cost base.

Research and Development

        Research and development expense was $18.3 million in the three months ended September 30, 2007, an increase of $0.7 million, or 4.0%, compared with $17.6 million in the three months ended September 30, 2006. The increase was driven primarily by increased development material costs ($1.5 million), increased development asset amortization and depreciation costs ($0.6 million) partially offset by lower variable compensation costs ($1.1 million) and lower professional fee expenses ($0.3 million). Research and development expense was $54.1 million in the nine months ended September 30, 2007, an increase of $0.1 million, or 0.2%, compared with $54.0 million in the nine months ended September 30, 2006. The increase was driven primarily by higher development asset amortization and depreciation ($1.5 million), higher development material costs ($0.5 million) partially offset by lower variable compensation and payroll costs ($1.7 million) and lower professional fee expenses ($0.6 million). We expect research and development spending to remain at this level throughout 2007 as the Company continues to invest heavily in new product development.

        Research and development expense was attributable to the following activities through the third quarter of 2007: 56% for new product development, 29% for improvement of existing products, and 15% for product testing.

Selling

        Selling expense was $12.4 million in the three months ended September 30, 2007, an increase of $0.7 million, or 6.0%, compared with $11.7 million in the three months ended September 30, 2006. The increase was driven primarily by increased payroll costs ($0.7 million), increased costs related to evaluation system support for our Optima platform ($0.3 million) and increased stock compensation costs ($0.3 million), offset by lower commissions expense ($0.5 million). Selling expense was $38.5 million in the nine months ended September 30, 2007, an increase of $4.6 million, or 13.6%, compared with $33.9 million in the nine months ended September 30, 2006. The increase was driven primarily by increased costs related to evaluation system support for our Optima platform ($2.1 million), increased payroll costs ($2.1 million), increased separation costs ($0.3 million), increased stock compensation costs ($0.6 million) and increased outside services ($0.4 million) offset by lower commissions expense ($1.1 million).

General and Administrative

        General and administrative expense was $10.4 million in the three months ended September 30, 2007, a decrease of $1.6 million, or 13.3%, compared with $12.0 million in the three months ended September 30, 2006. The decrease was driven primarily by lower variable compensation costs ($2.0 million), offset by increased professional fee expenses ($0.4 million). General and administrative expense was $31.0 million in the nine months ended September 30, 2007, a decrease of $3.3 million, or 9.6%, compared with $34.3 million in the nine months ended September 30, 2006. The decrease was driven primarily by lower variable compensation costs ($3.4 million), lower depreciation costs ($0.7 million) and lower stock compensation costs ($0.6 million), offset by increased professional fee expenses ($1.1 million) and increased payroll related costs ($0.5 million).

Impairment of Goodwill

        During the three month period ended September 30, 2007, the Company's management elected to discontinue future development of the RTP and curing product lines. Based on that business decision, the forecast of future cash flows was revised and, as such, in September 2007 a goodwill impairment loss of $4.7 million was recorded. The fair value of these product lines was estimated using the expected present value of future cash flows.

Other Income (Expense)

        Equity income attributable to SEN was $1.8 million and $8.3 million for the three and nine months ended September 30, 2007, respectively. This is compared to equity income attributable to SEN of $2.4 million and $10.7 million for the three and nine months ended September 30, 2006, respectively. Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan.

        Interest income of $1.2 million and $3.8 million for the three and nine months ended September 30, 2007, respectively, primarily relates to interest earned on cash, cash equivalents and short-term investments. Interest income decreased by $1.1 million and $2.0 million from the three and nine months ended September 30, 2006, respectively, due primarily to lower average cash balances, resulting from the repayment of $74.2 million of long-term debt in January 2007.

        Interest expense of $1.6 million and $4.8 million in the three and nine months ended September 30, 2007, respectively, a decrease of $1.0 million and $1.9 million from the three and nine months ended September 30, 2006, respectively, relates primarily to outstanding convertible senior subordinated notes which have an effective yield to maturity of 8%. The decrease in interest expense in 2007 is a direct result of the repayment of $74.2 million of long-term debt in January 2007.

Income Taxes

        Income taxes (credits) were $(0.3) million and $(0.5) million in the three and nine months ended September 30, 2007. During the three month period ended September 30, 2007, the Company determined that certain tax reserves relating to a previous tax year were no longer required. As a result, the Company recorded an adjustment at September 30, 2007 to reduce income tax expense by $1.2 million. In addition, during the nine month period ended September 30, 2007, we recorded tax benefits related to the realization of foreign tax credits, which will allow the Company to recover approximately $1.2 million in tax refunds of amounts paid for alternative minimum taxes remitted for tax years 2004 through 2007.

        In 2003, the Company entered a three-year cumulative loss position and revised its projections of the amount and timing of profitability in future periods. As a result, the Company increased its valuation allowance to increase the carrying value of deferred tax assets to zero. While the Company is no longer in a cumulative loss position in the United States tax jurisdiction, the Company continues to maintain a full valuation allowance for deferred tax assets until sustainable future levels of profitability are evident. However, going forward, should the Company's return to profitability provide sufficient evidence, in accordance with the provisions of SFAS No. 109, to support the ultimate realization of income tax benefits attributable to net operating losses, tax credit carryforwards, and other deductible temporary differences, a reduction in the valuation allowance may be recorded and the carrying value of deferred tax assets may be restored, resulting in a non-cash credit to earnings.

        The Company incurs income tax expense relating principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses as discussed in Note 9 to the consolidated financial statements. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

        Cash, cash equivalents, and marketable securities at September 30, 2007 were $83.2 million, compared with $203.7 million at December 31, 2006. The $120.5 million decrease in cash, cash equivalents, and marketable securities was mainly attributable to the repayment of $74.2 million for the Company's 4.25% Convertible Subordinated Notes, cash used by operations ($34.5 million) and capital expenditures ($8.4 million). Cash used in operations was driven primarily by an increase in accounts receivable ($1.9 million) caused by the timing of systems shipments, increased inventories ($12.9 million) primarily to support the Optima product line, a decrease in accounts payable and other current liabilities ($34.3 million) offset by dividend payments received from SEN ($12.4 million). We expect to generate positive cash flow during the fourth quarter of the year ending December 31, 2007.

        Capital expenditures were $8.4 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively. We have no significant capital projects planned for 2007 and total capital expenditures for 2007 are projected to be approximately $10.0 million. Future capital expenditures beyond 2007 will depend on a number of factors, including the timing and rate of expansion of our business.

        We have net operating loss and tax credit carryforwards the tax effect of which aggregate $75.8 million at December 31, 2006. These carryforwards, which expire principally between 2018 and 2025, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

        In 2006, Axcelis and Sumitomo Heavy Industries (SHI) agreed upon an annual dividend relating to SEN's fiscal year ended March 31, 2006. The two shareholders instructed SEN to dividend 40% of

SEN's net earnings for that year. On January 31, 2007, Axcelis received a payment of approximately $5.7 million representing its 50% share of the dividend. In 2007 the Company entered into an agreement with SHI pursuant to which SEN will be instructed to dividend 40% of its net income annually. On July 31, 2007 the Company received a dividend of $6.7 million for SEN's fiscal year ended March 31, 2007.

        As discussed in Note 8 to the consolidated financial statements, on May 2, 2006, we entered into an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of our existing 4.25% Convertible Subordinated Notes due January 15, 2007 (the "Old Notes"), agreed to exchange its Old Notes for $50.8 million in aggregate principal amount of our newly issued 4.25% Convertible Senior Subordinated Notes due January 15, 2009 (the "New Notes"), plus accrued and unpaid interest on the Old Notes through but excluding May 2, 2006, the closing date of the exchange. At maturity, the Company is required to repay the outstanding principal of the New Notes, plus a maturity premium of 11.125% of such principal, resulting in an effective annual yield to maturity of approximately 8.0%. In addition, we issued an additional $24.2 million of New Notes, resulting in an aggregate of $75 million of New Notes outstanding. We repaid the remaining $74.2 million of outstanding Old Notes in January 2007. Depending on cash flows for the remainder of 2007 and through 2008, the Company may look for alternatives to refinance the New Notes when they become payable in January 2009.

        We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $22.2 million to support certain operating lease obligations, workers' compensation insurance, and certain value added tax claims in Europe. At September 30, 2007, $16.7 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the consolidated balance sheet. We also have foreign exchange contracts used to hedge amounts receivable from SEN ($1.8 million at September 30, 2007).

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

Outlook

        Our performance is directly related to semiconductor manufacturers' levels of capital expenditures to open new fabrication facilities and expand existing ones, our successful introduction of new products (such as the Optima HD), as well as operational improvements we have implemented over the past several years. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures.

        On November 1, 2007, we announced that Axcelis' revenues for the fourth quarter of 2007 are forecast in the range of $80 million to $95 million. We expect results of operations will be a loss per share of approximately $0.07 to $0.13, of which $0.02 is attributed to a restructuring of the business.

        It is difficult to predict our customers' capital spending plans since they can change very quickly. At our current sales level, each sale, or failure to make a sale, could have a material effect on our results of operations in a particular quarter.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of September 30, 2007, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2006.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a -15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not a party to any material legal proceedings.

Item 1A.    Risk Factors.

        As of September 30, 2007, there have been no material changes to the risk factors disclosed in Item 1A to our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

Compensatory Arrangements of Certain Officers

Amended and Restated Employment Agreement with Mary G. Puma.    On November 6, 2007, the Company entered into an Amended and Restated Employment Agreement with Mary G. Puma, the Company's Chairman and Chief Executive Officer. This amendment and restatement accomplishes the following:

  •
  Compliance with the new regulations under Section 409A of the U.S. Income Tax Code for the purpose of avoiding the potential separation pay under the Agreement from taxation as deferred compensation. This was done by (A) revising the definition of "Good Reason" (the circumstances under which Ms. Puma can voluntarily terminate employment and still receive the separation payment) to conform to the IRS's narrower "safe harbor" definition and (B) other minor changes regarding timing of payments.

  •
  Fixing the term of the Agreement at one year, ending on the anniversary of the effective date. As with the prior agreement, the new agreement will automatically renew for one year terms if neither the Company nor Ms. Puma elect to terminate within a 60 day window period beginning 180 days prior to the next anniversary of the effective date.

  •
  Reflecting Ms. Puma's current compensation.

  •
  Maintaining the method of calculating separation pay from the prior agreement.

  •
  Eliminating the Company's obligation on certain terminations of Ms. Puma's employment to maintain life, disability and health coverage post termination. In lieu of this provision, the Company will pay up to 18 months of COBRA premiums to maintain Ms. Puma's health coverage post termination.

  •
  Updating Ms. Puma's position at the Company to her current position, but eliminating the obligation to elect her to the Board of Directors.

  •
  Eliminating the duplicative non-compete provisions that existed in the prior agreement and Ms. Puma's Change of Control Agreement. The new Agreement simply cross-references her Change of Control Agreement.

A copy of the Amended and Restated Employment Agreement with Ms. Puma is filed with this Form 10-Q as Exhibit 10.3

2007 Form of Change of Control Agreement with Executive Officers.    On November 6, 2007, the Company entered into new Change of Control Agreements with each of Mary G. Puma (principal executive officer), Stephen G. Bassett (principal financial officer) and Matthew P. Flynn, Kevin J. Brewer and Lynnette C. Fallon (each, a named executive officer). These new agreements supersede prior Change of Control Agreements, and modify the terms of the prior agreements only to comply with the new regulations under Section 409A of the U.S. Income Tax Code. This was done by (A) revising the definition of "Good Reason" (the circumstances under which the executive officer can voluntarily terminate employment and still receive the change of control separation payment) to conform to the IRS's narrower "safe harbor" definition and (B) other minor changes regarding timing of payments. A copy of the 2007 Form of Change of Control Agreement is filed with this Form 10-Q as Exhibit 10.4.

Item 6.    Exhibits.

        a)    Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
3.2
Bylaws of the Company, as amended as of August 8, 2007. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 9, 2007.
3.3
Certificate of Designation of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 5, 2000. Incorporated by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.
4.1	Specimen Stock Certificate, Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
4.2	Rights Agreement between the Company and EquiServe Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
4.3
Indenture between the Company and U.S. Bank National Association, as trustee, including the form of note, dated as of May 2, 2006. Incorporated by reference to Exhibit 4.12 of the Company's Report on Form 8-K filed with the Commission on May 4, 2006.
10.1*	Executive Separation Agreement between the Company and Marc S. Levine dated as of August 22, 2007. Filed herewith.
10.2*	Executive Officer Cash Compensation at September 30, 2007. Filed herewith.
10.3*	Amended and Restated Employment Agreement between the Company and Mary G. Puma effective November 6, 2007. Filed herewith.
10.4*	Form of Change of Control Agreement, between the Company and each of its executive officers as approved by the Board of Directors on October 16, 2007. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 8, 2007. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 8, 2007. Filed herewith.
32.1
Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 8, 2007. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 8, 2007. Filed herewith.

*
Indicates a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
/S/ STEPHEN G. BASSETT
DATED: November 8, 2007	By:	Stephen G. Bassett Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements.
Axcelis Technologies, Inc. Consolidated Statements of Operations (In thousands, except per share amounts) (Unaudited)
Axcelis Technologies, Inc. Consolidated Balance Sheets (In thousands) (Unaudited)
Axcelis Technologies, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Axcelis Technologies, Inc. Notes To Consolidated Financial Statements (Unaudited) (All tabular amounts in thousands, except per share amounts)
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
SIGNATURES