Form 10-Q
period 2008-03-31
AXCELIS TECHNOLOGIES INC
filed 2008-05-12
CIK 1113232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

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

        As of May 9, 2008 there were 102,440,712 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue
Product	$69,784	$80,726
Service	13,993	14,741
Royalties, primarily from SEN	1,117	2,059

	84,894	97,526
Cost of revenue
Product	47,988	47,701
Service	7,690	8,575

	55,678	56,276
Gross profit	29,216	41,250
Operating expenses
Research and development	16,853	18,228
Sales and marketing	11,905	12,938
General and administrative	9,814	10,476
Amortization of intangible assets	656	656
Restructuring charges	51	—

	39,279	42,298

Loss from operations	(10,063)	(1,048)
Other income (expense)
Equity income of SEN	1	4,667
Interest income	690	1,454
Interest expense	(1,601)	(1,668)
Other—net	318	(24)

	(592)	4,429

Income (loss) before income taxes	(10,655)	3,381
Income taxes	426	709

Net income (loss)	$(11,081)	$2,672

Net income (loss) per share
Basic	$(0.11)	$0.03
Diluted	(0.11)	0.03
Shares used in computing basic and diluted income (loss) per share
Basic	102,447	101,492
Diluted	102,447	102,421

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$68,192	$83,877
Restricted cash	18,300	17,018
Accounts receivable, net	55,093	76,067
Inventories, net
Prepaid expenses and other current assets	23,492	32,442

Total current assets	351,080	378,682
Property, plant and equipment, net	67,309	68,101
Investment in SEN	148,481	132,911
Goodwill	42,115	42,115
Intangible assets	10,269	10,925
Other assets	35,859	37,195

	$655,113	$669,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,521	$27,054
Accrued compensation	12,457	17,003
Warranty	4,513	5,011
Income taxes	763	531
Deferred revenue	21,389	35,827
Other current liabilities	7,907	8,577
Current portion of convertible subordinated debt	80,721	—

Total current liabilities	151,271	94,003
Convertible subordinated debt	—	79,923
Long-term deferred revenue	4,383	4,704
Other long-term liabilities	5,340	5,293
Stockholders' equity
Preferred stock	—	—
Common stock	103	103
Additional paid-in capital	479,604	478,726
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(12,896)	(1,815)
Accumulated other comprehensive income	28,526	10,210

	494,119	486,006

	$655,113	$669,929

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(11,081)	$2,672
Adjustments required to reconcile net income to net cash used for operating activities
Depreciation and amortization	5,008	4,460
Amortization of intangible assets	656	656
Accretion of premium on convertible subordinated debt	798	737
Stock-based compensation expense	941	1,081
Undistributed income of SEN	(1)	(4,667)
Changes in operating assets and liabilities
Accounts receivable	21,838	(6,346)
Inventories	(13,686)	(13,587)
Other current assets	9,550	(6,624)
Accounts payable and other current liabilities	(10,197)	(29,342)
Deferred revenue	(14,760)	4,490
Income taxes	226	(2,426)
Cash dividend from SEN	—	5,677
Other assets and liabilities	(1,587)	(3,501)

Net cash used for operating activities	(12,295)	(46,720)
Investing activities
Sales and maturities of marketable securities	—	29,200
Expenditures for property, plant and equipment	(1,212)	(3,649)
Increase in restricted cash	—	(39)

Net cash (used for) provided by investing activities	(1,212)	25,512
Financing activities
Repayment of convertible subordinated debt	—	(74,217)
Proceeds from the exercise of stock options	20	394
Proceeds from employee stock purchase plan	424	585

Net cash (used for) provided by financing activities	444	(73,238)
Effect of exchange rate changes on cash	(2,622)	(593)

Net increase (decrease) in cash and cash equivalents	(15,685)	(95,039)
Cash and cash equivalents at beginning of period	83,877	140,451

Cash and cash equivalents at end of period	$68,192	$45,412

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

        As of March 31, 2008, the Company had approximately $68.2 million of cash and cash equivalents. During the first quarter of 2008, the Company experienced negative cash flows from operations and anticipates continued cash outflows in the second quarter of 2008. Furthermore, as of March 31, 2008, the Company's New Notes (see Note 8), due January 15, 2009, were reclassified to current liabilities. On April 23, 2008, the Company entered into a revolving credit facility (the "facility") with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $28 million on the date of execution). Presently, the Company's 2008 forecast does not anticipate drawing down on the facility. The underlying agreement contains financial covenants that limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter. The Company's current forecast for the second quarter of 2008 indicates that it will not meet the financial covenant. The Company does expect to achieve compliance in the fourth quarter of 2008. Should the Company not be able to meet these financial covenants, it may not be able to borrow against the facility. The Company is also negotiating a sale-leaseback of the Company's headquarters and manufacturing facility located in Beverly, Massachusetts. However, there can be no assurance that the sale-leaseback transaction will be completed.

        The Company expects that existing cash and cash equivalents and expected positive cash flow for the remainder of 2008, based primarily on current expectations of customer ordering patterns, coupled with planned financing events, will be sufficient to satisfy the Company's anticipated cash requirements for the remainder of 2008 and beyond. Should the Company not be able to obtain financing with acceptable terms and/or current estimates for anticipated cash flow in 2008 prove incorrect, the Company's management may seek alternative strategies intended to improve the Company's cash position. These strategies could include initiating further cost reduction efforts, seeking improvements in working capital management such as seeking additional financing, and reducing or delaying capital expenditures.

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

        The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2.  Stock-Based Compensation

        The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the "2000 Plan"), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the "ESPP"), an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 15 to the consolidated financial statements in our 2007 Annual Report on Form 10-K.

        Under SFAS No. 123R, the Company recognized stock-based compensation expense of $0.9 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. These amounts include the impact of recognizing compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock offered under the ESPP.

Note 3.  Net Income Per Share

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

        For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options and restricted stock awards with an exercise price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company's common stock for the period, as the effect would be anti-dilutive. The Company has excluded 0.1 million incremental shares attributable to restricted stock, restricted stock units and outstanding stock options for the three months ended March 31, 2008 as their effect would be anti-dilutive. In addition, 4.0 million and 3.9 million shares of common stock for the assumed conversion of the Company's convertible debt for the three months ended March 31, 2008 and 2007, respectively, computed using the if converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive. These stock options, restricted stock awards, and conversions could, however, become dilutive in future periods.

        A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended March 31,
	2008	2007
	(In thousands, except per share data)
Income (loss) available to common stockholders	$(11,081)	$2,672

Weighted average common shares outstanding used in computing basic net income (loss) per share	102,447	101,492
Incremental shares	—	929

Weighted average common shares outstanding used in computing diluted net income (loss) per share	102,447	102,421

Net income (loss) per share
Basic	$(0.11)	$0.03
Diluted	(0.11)	0.03

Note 4.  Comprehensive Income

        The components of comprehensive income follow:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net income (loss)	$(11,081)	$2,672
Other comprehensive income
Foreign currency translation adjustments	18,316	1,125
Unrealized gain on marketable securities	—	2

Comprehensive income	$7,235	$3,799

Note 5.  Inventories

        The components of inventories follow:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$99,009	$95,289
Work-in-process	53,716	41,018
Finished goods (completed systems)	33,278	32,971

	$186,003	$169,278

        Approximately $89.3 million and $75.9 million of inventory as of March 31, 2008 and December 31, 2007, respectively, relates to the Optima product family.

        Effective January 1, 2008, the Company refined it's methodology to more accurately estimate excess inventory amounts on a global basis. Under the previous methodology, the Company would have been required to reserve approximately $1.1 million in excess amounts.

Note 6.  Restructuring Charges

        In October 2007, the Company implemented a reduction in force related to planned actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force is expected to result in a total charge to expense of approximately $2.9 million related to separation and outplacement costs, of which $2.5 million was recorded in 2007 and $0.1 million was recorded in the period ended March 31, 2008. The remaining $0.3 million will be recorded in the remainder of 2008. A total of $2.3 million has been paid through March 31, 2008. Substantially all payments related to these actions are expected to be completed in 2008.

        Changes in the Company's restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, follows:

(in thousands)
Balance at December 31, 2007	$916
Restructuring expense	51
Cash payments	(742)

Balance at March 31, 2008	$225

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

        Changes in the Company's product warranty liability are as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Balance at December 31	$6,245	$6,472
Warranties issued during the period	858	1,136
Settlements made during the period	(1,689)	(1,447)
Changes in liability for pre-existing warranties during the period	12	(297)

Balance at March 31	$5,426	$5,864

Amount classified as current	$4,513	$4,609
Amount classified as long-term	913	1,255

Balance at March 31	$5,426	$5,864

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

        On January 15, 2007, the Company paid $74.2 million to redeem the remaining Old Notes.

        See Note 1 and Note 12 for discussion of liquidity and financing alternatives.

Note 9.  Income Taxes

        Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Asia, where the company earns taxable income. The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions. Accordingly, our effective income tax rate is not meaningful.

Note 10.  Significant Customers

        In the three months ended March 31, 2008, one customer accounted for approximately 24% of revenue. In the three months ended March 31, 2007, two customers accounted for approximately 19% and 14% of revenue, respectively. For the three months ended March 31, 2008 and 2007, no other customer accounted for more than 10% of revenue.

Note 11.  Contingencies

Litigation

        The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Pending matters that arose outside of the ordinary course of business and which had developments since January 1, 2008 are:

        Two purported class actions were filed against the Company in connection with proposals made by Sumitomo Heavy Industries, Ltd. in 2008 to acquire the outstanding common stock of the Company. We believe each of these cases is without merit and continue to defend against them vigorously.

  •
  On or about February 11, 2008, Martin Meltzer filed a purported shareholder class action complaint in Massachusetts Superior Court (Civil Action No. 08-0692-E), naming as defendants the Company, its current Directors and a former Director. The complaint alleges that the Company and its Board of Directors breached their fiduciary duties to Axcelis shareholders by failing to properly consider the February 11, 2008 unsolicited offer by Sumitomo Heavy Industries Ltd. to purchase all of the outstanding stock of the Company for $5.20 per share. The complaint seeks an order from the Court directing the Company and its Board of Directors to "give due consideration to any proposed business combination" to maximize shareholder value, while ensuring that no conflicts of interest exist. The litigation is in a preliminary stage.

  •
  On or about February 28, 2008, Shirley Simon filed a purported shareholder class action complaint in Delaware Chancery Court (Case No. 3582), naming as defendants the Company and its current Directors. The complaint alleges that the Company and its Board of Directors breached their fiduciary duties to Axcelis shareholders by failing to properly consider the February 11, 2008 unsolicited offer by Sumitomo Heavy Industries Ltd. to purchase all of the outstanding stock of the Company for $5.20 per share, and subsequently rejecting that offer. The complaint seeks an order from the Court directing the Company and its Board of Directors to cooperate with any person or entity, including Sumitomo that proposes a merger, acquisition or other transaction that would maximize shareholder value, while ensuring that no conflicts of interest exist. The complaint also seeks to have the defendants other than the Company, pay damages suffered to the class as a result of their alleged breaches of fiduciary duty. A motion to dismiss and accompanying brief were filed by Axcelis on March 26, 2008. On April 30, 2008, the plaintiffs amended their complaint to cover the proposal made by Sumitomo on March 10, 2008 and other matters relating to the annual meeting of stockholders held on May 1, 2008.

        On April 23, 2008, Varian Semiconductor Associates, Inc. filed a complaint in Federal District Court in Massachusetts claiming that Axcelis' "Optima products" infringe a Varian patent that was re-issued in January 2008. The complaint was served on April 28, 2008. Axcelis deems this lawsuit to be without merit and intends to defend its position to the fullest extent necessary.

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

Note 12.  Subsequent Events

        On April 23, 2008, the Company entered into a revolving credit facility (the "Facility") with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $28 million at the date of execution). The underlying agreement contains financial covenants which limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter. The Company's current forecast for the second quarter of 2008 indicates that it will not meet the financial covenant. The Company does expect to achieve compliance in the fourth quarter of 2008. If the Company is not able to meet the financial covenants, it may not be able to borrow against the facility. Axcelis expects to use the credit facility for working capital and for general corporate purposes.

        In connection with the credit facility, the Company also entered into a receivables purchase facility with Silicon Valley Bank. Silicon Valley Bank may purchase up to $20 million of receivables from Axcelis; provided that the total amount outstanding under the receivables purchase facility and credit facility does not exceed $50 million. The receivables purchase facility is secured by the same collateral as the credit facility. Axcelis expects to use the receivables purchase facility for working capital and for general corporate purposes.

        The credit facility matures on April 23, 2010, when all amounts will be due and payable in full. The receivables purchase facility also terminates on April 23, 2010.

        See Note 1 for discussion of liquidity.

Note 13.  Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b, which delayed the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services. We own 50% of the equity of a joint venture known as SEN Corporation, an SHI and Axcelis Company, or "SEN," with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. SEN licenses technology from us relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

        The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, could fluctuate from year to year and period to period. The industry experienced a downturn beginning in the second half of 2007, which continued into 2008. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. Our operating expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we could experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

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

        Beginning in 2004, most customers shifted from multi wafer tools to single wafer tools for high current ion implant applications. Because we did not have a single wafer high current product, we have experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD (for high current applications) product in 2006 and have begun to gain traction with this tool at a number of customers through evaluation arrangements. During the three months ended March 31, 2008, we recognized approximately $9.9 million to revenue on sales of the Optima HD.

        Our single wafer tool for high energy ion implant applications, the Optima XE, was released in the fourth quarter of 2007. We shipped the first Optima XE in May 2008. We expect the Optima XE to allow us to maintain a leading market share in high energy applications moving forward.

        As of March 31, 2008, total amounts included in inventory, evaluation tools (classified as a component of inventory on the balance sheet) and other assets related to our investment in the Optima product line were approximately $116.8 million. As Optima tools shipped in 2007 continue to convert into revenue in 2008, we expect a reduction in these amounts.

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

        The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. As of March 31, 2008 there have been no material changes to the critical accounting estimates as described in our Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

        The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2008	2007
Revenue
Product	82.2%	82.8%
Service	16.5	15.1
Royalties, primarily from SEN	1.3	2.1

	100.0	100.0
Cost of revenue
Product	56.5	48.9
Service	9.1	8.8

	65.6	57.7
Gross profit	34.4	42.3
Other costs and expenses
Research and development	19.9	18.7
Sales and marketing	14.0	13.3
General and administrative	11.6	10.7
Amortization of intangible assets	0.8	0.7
Restructuring charges	0.1	—

	46.3	43.4

Loss from operations	(11.9)	(1.1)
Other income (expense)
Equity income of SEN	0.0	4.8
Interest income	0.8	1.5
Interest expense	(1.9)	(1.7)
Other-net	0.4	—

	0.7	4.6

Income (loss) before income taxes	(12.6)	3.5
Income taxes	0.5	0.8

Net income (loss)	(13.1)%	2.7%

Three months ended March 31, 2008 in comparison to the three months ended March 31, 2007

Revenue

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades was $69.8 million, or 82.2% of revenue for the three months ended March 31, 2008, compared with $80.7 million, or 82.8% of revenue for the three months ended March 31, 2007. Product revenue levels in 2007 and 2008 have been impacted by the Company's loss of high current market share. The decline in product revenue in the three month period ended March 31, 2008 is attributable to a weakening semiconductor market and a related decrease in capital spending by semiconductor manufacturers. In addition a decrease in capacity expansion at 200mm manufacturing facilities (a portion of which relates to the overall decline in the semiconductor capital equipment market) has decreased revenue from system sales by $3.0 million for the three month period ended March 31, 2008.

        A portion of the Company's revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2008 and 2007 was $25.8 million and $38.4 million, respectively.

Service

        Service revenue, which includes the labor component of maintenance and service contracts and service hours provided by on-site service personnel, was $14.0 million, or 16.5% of revenue for the three months ended March 31, 2008, compared with $14.7 million, or 15.1% of revenue, for the three months ended March 31, 2007. The decline in service revenue is a result of lower capacity utilization at customer manufacturing facilities, which affects the need for equipment service.

Ion Implant

        The largest portion of the Company's product and service revenues are derived from ion implantation products and services, which typically average from 70% to 80% of total revenues. During the three months ended March 31, 2008, revenue from sales of ion implantation products and service accounted for $68.8 million, or 81.5% of total revenue, compared with $74.1 million, or 76.0%, of total revenue in the three months ended March 31, 2007. The remainder of the Company's revenue derives from the sale of products and services relating to dry strip and other processing equipment.

Aftermarket

        The Company's product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours as the "aftermarket" business. The revenue from our aftermarket business was $40.6 million for the three month period ended March 31, 2008, compared to $44.4 million for the corresponding period of the preceding year. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Royalties

        Royalty revenue was $1.1 million, or 1.3% of revenue for the three months ended March 31, 2008, compared with $2.1 million, or 2.1% of revenue for the three months ended March 31, 2007. Royalties are primarily earned under the terms of our license agreement with SEN. Revenue changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Gross Profit

Product

        Gross profit from product revenue was 31.2% for the three months ended March 31, 2008, compared to 40.9% for the three months ended March 31, 2007. The decrease in gross profit from product revenues is attributable to lower margins on new product revenue recognized in the quarter (approximately 8.4%) along with lower margins and an unfavorable mix of parts and upgrade revenues (approximately 1.3%). Revenue recognized on new products generally carries lower margins than mature products due to higher initial material costs and labor inefficiencies.

Service

        Gross profit from service revenue was 45.0% for the three months ended March 31, 2008, compared to 41.8% for the three months ended March 31, 2007. The increase in gross profit for the three month period ended March 31, 2008 is attributable to a higher mix of billable service labor.

Research and Development

        Research and development expense was $16.9 million in the three months ended March 31, 2008, a decrease of $1.3 million, or 7.1%, compared with $18.2 million in the three months ended March 31, 2007. The decrease was driven primarily by decreased professional fee expenses ($1.1 million) and decreased payroll costs ($0.9 million) partially offset by increased development asset amortization and depreciation costs ($0.4 million) and development material costs ($0.2 million). We expect research and development spending to decline slightly throughout 2008 as development costs for new products drop off and are replaced by a lower level of spending for continuous improvement.

        Research and development expense was attributable to the following activities through the first quarter of 2008: 41% for new product development, 42% for improvement of existing products, and 17% for product testing.

Sales and Marketing

        Sales and Marketing expense was $11.9 million in the three months ended March 31, 2008, a decrease of $1.0 million, or 7.8%, compared with $12.9 million in the three months ended March 31, 2007. The decrease was driven primarily by an anticipated decrease in costs related to evaluation system support for our Optima platform ($0.4 million), decreased travel costs ($0.4 million) and lower commissions expense ($0.2 million).

General and Administrative

        General and administrative expense was $9.8 million in the three months ended March 31, 2008, a decrease of $0.7 million, or 6.7%, compared with $10.5 million in the three months ended March 31, 2007. The decrease was driven primarily by lower lease, travel, utilities, sales tax and insurance expense ($0.2 million), lower payroll related costs ($0.2 million) and lower stock compensation costs ($0.1 million).

Other Income (Expense)

        No equity income was attributable to SEN for the three months ended March 31, 2008. This is compared to equity income attributable to SEN of $4.7 million for the three months ended March 31, 2007. Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan.

        Interest income of $0.7 million for the three months ended March 31, 2008 primarily relates to interest earned on cash, cash equivalents and short-term investments. Interest income decreased by $0.8 million from the three months ended March 31, 2007 due primarily to lower average cash balances.

        Interest expense of $1.6 million for the three months ended March 31, 2008, a decrease of $0.1 million from the three months ended March 31, 2007, relates primarily to outstanding convertible senior subordinated notes, which have an effective yield to maturity of 8%.

Income Taxes

        Income tax expense was $0.4 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Income tax expense relates principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

        Cash, cash equivalents, and marketable securities at March 31, 2008 were $68.2 million, compared with $83.9 million at December 31, 2007. The $15.7 million decrease in cash, cash equivalents, and short-term investments is mainly attributable to cash used by operations ($12.3 million) and capital expenditures ($1.2 million).

        Capital expenditures were $1.2 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. We have no significant capital projects planned for 2008 and total capital expenditures for 2008 are projected to be less than $5.0 million. Future capital expenditures beyond 2008 will depend on a number of factors, including the timing and rate of expansion of our business.

        We have net operating loss and tax credit carryforwards the tax effect of which aggregate $86.7 million at December 31, 2007. These carryforwards, which expire principally between 2021 and 2027, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

        In 2006, Axcelis and SHI agreed upon an annual dividend relating to SEN's fiscal year ended March 31, 2006. The two shareholders instructed SEN to dividend 40% of SEN's net earnings for that year. On January 31, 2007, Axcelis received a payment of approximately $5.7 million representing its 50% share of the dividend. In 2007 the Company entered into an agreement with SHI pursuant to which SEN will be instructed to dividend 40% of its net income annually. On July 31, 2007 the Company received a dividend of $6.7 million for SEN's fiscal year ended March 31, 2007. The Company expects to receive a dividend of approximately $2 million in July 2008 for SEN's fiscal year ended March 31, 2008.

        As discussed in Note 8 to the consolidated financial statements accompanying this Form 10-Q, on May 2, 2006, we entered into an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of our existing 4.25% Convertible Subordinated Notes due January 15, 2007 (the "Old Notes"), agreed to exchange its Old Notes for $50.8 million in aggregate principal amount of our newly issued 4.25% Convertible Senior Subordinated Notes due January 15, 2009 (the "New Notes"), plus accrued and unpaid interest on the Old Notes through but excluding May 2, 2006, the closing date of the exchange. At maturity, the Company is required to repay the outstanding principal of the New Notes, plus a maturity premium of 11.125% of such principal, resulting in an effective annual yield to maturity of approximately 8.0%. In addition, we issued an additional $24.2 million of New Notes, resulting in an aggregate of $75 million of New Notes outstanding. We repaid the remaining $74.2 million of outstanding Old Notes in January 2007. Depending on cash flows for the remainder of 2008, the Company may look for alternatives to refinance the New Notes when they become payable in January 2009.

        Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business, including acceptance of the Optima product line, and others relate to the uncertainties of global economies and the semiconductor equipment industry. As of March 31, 2008, the Company had approximately $68.2 million of cash and cash equivalents. During the first quarter of 2008, the Company experienced negative cash flows from operations and anticipates continued cash outflows in the second quarter of 2008. Furthermore, as of March 31, 2008, the Company's New Notes (see Note 8), due January 15, 2009, were reclassified to current liabilities. On April 23, 2008, the Company entered into a revolving credit facility (the "facility") with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $28 million on the date of execution). Presently, the Company's 2008 forecast does not anticipate drawing down on the facility. The underlying agreement contains financial covenants that limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter. The Company's current forecast for the second quarter of 2008 indicates that it will not meet the financial covenant. The Company does expect to achieve compliance in the fourth quarter of 2008. Should the Company not be able to meet these financial covenants, it may not be able to borrow against the facility. The Company is also negotiating a sale-leaseback of the Company's headquarters and manufacturing facility located in Beverly, Massachusetts. However, there can be no assurance that the sale-leaseback transaction will be completed.

        The Company expects that existing cash and cash equivalents and expected positive cash flow for the remainder of 2008, based primarily on current expectations of customer ordering patterns, coupled with planned financing events, will be sufficient to satisfy the Company's anticipated cash requirements for the remainder of 2008 and beyond. Should the Company not be able to obtain financing with acceptable terms and/or current estimates for anticipated cash flow in 2008 prove incorrect, the Company's management may seek alternative strategies intended to improve the Company's cash position. These strategies could include initiating further cost reduction efforts, seeking improvements in working capital management such as seeking additional financing, and reducing or delaying capital expenditures.

        We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $24.4 million to support certain operating lease obligations, workers' compensation insurance, and certain value added tax claims in Europe. At March 31, 2008, $18.3 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the consolidated balance sheet. We also have foreign exchange contracts used to hedge amounts receivable from SEN ($1.3 million at March 31, 2008).

Outlook

        Our performance is directly related to semiconductor manufacturers' levels of capital expenditures to open new fabrication facilities and expand existing ones, our successful introduction of new products (such as the Optima HD), as well as operational improvements we have implemented over the past several years. The level of capital expenditures by these manufacturers depends upon the current and anticipated market demand for semiconductors and the products utilizing them, the available manufacturing capacity in manufacturers' fabrication facilities, and the ability of manufacturers to increase productivity in existing facilities without incurring additional capital expenditures. However, we expect continued market weakness during the balance of 2008.

        On May 7, 2008, we announced that Axcelis' revenues for the second quarter of 2008 are forecast in the range of $75 million to $90 million. We expect results of operations will be a loss per share of approximately $0.11 to $0.15.

        It is difficult to predict our customers' capital spending plans because they can change very quickly. At our current sales level, each sale, or failure to make a sale, could have a material effect on our results of operations in a particular quarter.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2008, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a -15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Pending matters that arose outside of the ordinary course of business and which had developments since January 1, 2008 are:

        Two purported class actions were filed against the Company in connection with proposals made by Sumitomo Heavy Industries, Ltd. in 2008 to acquire the outstanding common stock of the Company. We believe each of these cases is without merit and continue to defend against them vigorously.

  •
  On or about February 11, 2008, Martin Meltzer filed a purported shareholder class action complaint in Massachusetts Superior Court (Civil Action No. 08-0692-E), naming as defendants the Company, its current Directors and a former Director. The complaint alleges that the Company and its Board of Directors breached their fiduciary duties to Axcelis shareholders by failing to properly consider the February 11, 2008 unsolicited offer by Sumitomo Heavy Industries Ltd. to purchase all of the outstanding stock of the Company for $5.20 per share. The complaint seeks an order from the Court directing the Company and its Board of Directors to "give due consideration to any proposed business combination" to maximize shareholder value, while ensuring that no conflicts of interest exist. The litigation is in a preliminary stage.

  •
  On or about February 28, 2008, Shirley Simon filed a purported shareholder class action complaint in Delaware Chancery Court (Case No. 3582), naming as defendants the Company and its current Directors. The complaint alleges that the Company and its Board of Directors breached their fiduciary duties to Axcelis shareholders by failing to properly consider the February 11, 2008 unsolicited offer by Sumitomo Heavy Industries Ltd. to purchase all of the outstanding stock of the Company for $5.20 per share, and subsequently rejecting that offer. The complaint seeks an order from the Court directing the Company and its Board of Directors to cooperate with any person or entity, including Sumitomo that proposes a merger, acquisition or other transaction that would maximize shareholder value, while ensuring that no conflicts of interest exist. The complaint also seeks to have the defendants other than the Company, pay damages suffered to the class as a result of their alleged breaches of fiduciary duty. A motion to dismiss and accompanying brief were filed by Axcelis on March 26, 2008. On April 30, 2008, the plaintiffs amended their complaint to cover the proposal made by Sumitomo on March 10, 2008 and other matters relating to the annual meeting of stockholders held on May 1, 2008.

        On April 23, 2008, Varian Semiconductor Associates, Inc. filed a complaint in Federal District Court in Massachusetts claiming that Axcelis' "Optima products" infringe a Varian patent that was re-issued in January 2008. The complaint was served on April 28, 2008. Axcelis deems this lawsuit to be without merit and intends to defend its position to the fullest extent necessary.

Item 1A.    Risk Factors.

        As of March 31, 2008, there have been no material changes to the risk factors disclosed in Item 1A to our annual report on Form 10-K for the year ended December 31, 2007.

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
10.1	Loan and Security Agreement dated as of April 23, 2008 between Axcelis Technologies, Inc. and Silicon Valley Bank. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 12, 2008. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 12, 2008. Filed herewith.
32.1
Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 12, 2008. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 12, 2008. Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 12, 2008		/s/ STEPHEN G. BASSETT
	By:	Stephen G. Bassett Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
PART 1—FINANCIAL INFORMATION
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
SIGNATURES