Form 10-Q/A
period 2008-03-31
AXCELIS TECHNOLOGIES INC
filed 2008-06-12
CIK 1113232

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

As of May 9, 2008 there were 102,440,712 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A corrects the inadvertent omission of the inventory amounts from the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007  included in Part 1, Item 1 of our Form 10-Q for the period ended March 31, 2008 as filed on May 12, 2008 (the “Q1 2008 Form 10-Q”).  Part 1, Item 1 of this Form 10-Q/A replaces in its entirety Part 1, Item 1 of the Q1 2008 Form 10-Q as previously filed.   However, the only change is to insert the inventory amounts in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007.  The information in this Form 10-Q/A has not been updated to reflect events since the Q1 2008 Form 10-Q filing.

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

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$68,192	$83,877
Restricted cash	18,300	17,018
Accounts receivable, net	55,093	76,067
Inventories, net	186,003	169,278
Prepaid expenses and other current assets	23,492	32,442

Total current assets	351,080	378,682

Property, plant and equipment, net	67,309	68,101
Investment in SEN	148,481	132,911
Goodwill	42,115	42,115
Intangible assets	10,269	10,925
Other assets	35,859	37,195

	$655,113	$669,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,521	$27,054
Accrued compensation	12,457	17,003
Warranty	4,513	5,011
Income taxes	763	531
Deferred revenue	21,389	35,827
Other current liabilities	7,907	8,577
Current portion of convertible subordinated debt	80,721	—

Total current liabilities	151,271	94,003

Convertible subordinated debt	—	79,923
Long-term deferred revenue	4,383	4,704
Other long-term liabilities	5,340	5,293

Stockholders’ equity
Preferred stock	—	—
Common stock	103	103
Additional paid-in capital	479,604	478,726
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(12,896)	(1,815)
Accumulated other comprehensive income	28,526	10,210

	494,119	486,006

	$655,113	$669,929

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

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited)

(All tabular amounts in thousands, except per share amounts)

Note 1.  Nature of Business and Basis of Presentation

Axcelis Technologies, Inc. (“Axcelis” or the “Company”), is a worldwide producer of ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry. The Company owns 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. in Japan. This joint venture, which is known as SEN Corporation, an SHI and Axcelis Company (“SEN”), licenses technology from the Company relating to the manufacture of specified ion implantation products and has exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan.

As of March 31, 2008, the Company had approximately $68.2 million of cash and cash equivalents. During the first quarter of 2008, the Company experienced negative cash flows from operations and anticipates continued cash outflows in the second quarter of 2008. Furthermore, as of March 31, 2008, the Company’s New Notes (see Note 8), due January 15, 2009, were reclassified to current liabilities. On April 23, 2008, the Company entered into a revolving credit facility (the “facility”) with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $28 million on the date of execution). Presently, the Company’s 2008 forecast does not anticipate drawing down on the facility. The underlying agreement contains financial covenants that limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter. The Company’s current forecast for the second quarter of 2008 indicates that it will not meet the financial covenant. The Company does expect to achieve compliance in the fourth quarter of 2008. Should the Company not be able to meet these financial covenants, it may not be able to borrow against the facility. The Company is also negotiating a sale-leaseback of the Company’s headquarters and manufacturing facility located in Beverly, Massachusetts. However, there can be no assurance that the sale-leaseback transaction will be completed.

The Company expects that existing cash and cash equivalents and expected positive cash flow for the remainder of 2008, based primarily on current expectations of customer ordering patterns, coupled with planned financing events, will be sufficient to satisfy the Company’s anticipated cash requirements for the remainder of 2008 and beyond. Should the Company not be able to obtain financing with acceptable terms and/or current estimates for anticipated cash flow in 2008 prove incorrect, the Company’s management may seek alternative strategies intended to improve the Company’s cash position. These strategies could include initiating further cost reduction efforts, seeking improvements in working capital management such as seeking additional financing, and reducing or delaying capital expenditures.

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

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2.  Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “2000 Plan”), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 15 to the consolidated financial statements in our 2007 Annual Report on Form 10-K.

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

For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options and restricted stock awards with an exercise price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. The Company has excluded 0.1 million incremental shares attributable to restricted stock, restricted stock units and outstanding stock options for the three months ended March 31, 2008 as their effect would be anti-dilutive. In addition, 4.0 million and 3.9 million shares of common stock for the assumed conversion of the Company’s convertible debt for the three months ended March 31, 2008 and 2007, respectively, computed using the if converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive. These stock options, restricted stock awards, and conversions could, however, become dilutive in future periods.

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

Effective January 1, 2008, the Company refined it’s methodology to more accurately estimate excess inventory amounts on a global basis. Under the previous methodology, the Company would have been required to reserve approximately $1.1 million in excess amounts.

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

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, follows:

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

•

On or about February 11, 2008, Martin Meltzer filed a purported shareholder class action complaint in Massachusetts Superior Court (Civil Action No. 08-0692-E), naming as defendants the Company, its current Directors and a former Director. The complaint alleges that the Company and its Board of Directors breached their fiduciary duties to Axcelis shareholders by failing to properly consider the February 11, 2008 unsolicited offer by Sumitomo Heavy Industries Ltd. to purchase all of the outstanding stock of the Company for $5.20 per share. The complaint seeks an order from the Court directing the Company and its Board of Directors to “give due consideration to any proposed business combination” to maximize shareholder value, while ensuring that no conflicts of interest exist. The litigation is in a preliminary stage.

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

On April 23, 2008, Varian Semiconductor Associates, Inc. filed a complaint in Federal District Court in Massachusetts claiming that Axcelis’ “Optima products” infringe a Varian patent that was re-issued in January 2008. The complaint was served on April 28, 2008. Axcelis deems this lawsuit to be without merit and intends to defend its position to the fullest extent necessary.

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

Note 12.  Subsequent Events

On April 23, 2008, the Company entered into a revolving credit facility (the “Facility”) with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $28 million at the date of execution). The underlying agreement contains financial covenants which limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter. The Company’s current forecast for the second quarter of 2008 indicates that it will not meet the financial covenant. The Company does expect to achieve compliance in the fourth quarter of 2008. If the Company is not able to meet the financial covenants, it may not be able to borrow against the facility. Axcelis expects to use the credit facility for working capital and for general corporate purposes.

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

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS No. 141(R). The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

PART II—OTHER INFORMATION

Item 6.    Exhibits.

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-36330).

3.2

Bylaws of the Company, as amended as of August 8, 2007. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 9, 2007.

3.3

Certificate of Designation of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 5, 2000. Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001.

10.1

Loan and Security Agreement dated as of April 23, 2008 between Axcelis Technologies, Inc. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 30, 2008, filed with the Commission on May 12, 2008.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 12, 2008. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 12, 2008. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 12, 2008. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 12, 2008. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/S/ STEPHEN G. BASSETT

DATED: June 12, 2008	By:	Stephen G. Bassett Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer