Form 10-Q
period 2008-06-30
AXCELIS TECHNOLOGIES INC
filed 2008-08-08
CIK 1113232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or
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

        As of August 7, 2008 there were 103,037,066 shares of the registrant's common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Product	$61,268	$94,773	$131,052	$175,499
Service	14,205	13,859	28,198	28,600
Royalties, primarily from SEN	1,416	1,441	2,533	3,500

	76,889	110,073	161,783	207,599
Cost of revenue
Product	42,159	58,354	90,147	106,055
Service	7,640	8,129	15,330	16,704

	49,799	66,483	105,477	122,759
Gross profit	27,090	43,590	56,306	84,840
Operating expenses
Research and development	16,954	17,598	33,807	35,826
Sales and marketing	12,475	13,146	24,380	26,084
General and administrative	10,878	10,194	20,692	20,670
Amortization of intangible assets	656	656	1,312	1,312
Restructuring charges	3,017	—	3,068	—

	43,980	41,594	83,259	83,892

Income (loss) from operations	(16,890)	1,996	(26,953)	948
Other income (expense)
Equity income (loss) of SEN	(133)	1,905	(132)	6,573
Interest income	391	1,146	1,081	2,600
Interest expense	(1,680)	(1,566)	(3,281)	(3,235)
Other—net	(767)	275	(449)	251

	(2,189)	1,760	(2,781)	6,189

Income (loss) before income taxes	(19,079)	3,756	(29,734)	7,137
Income taxes (credits)	318	(988)	744	(280)

Net income (loss)	$(19,397)	$4,744	$(30,478)	$7,417

Net income (loss) per share
Basic	$(0.19)	$0.05	$(0.30)	$0.07
Diluted	(0.19)	0.05	(0.30)	0.07
Shares used in computing basic and diluted income (loss) per share
Basic	102,450	101,609	102,449	101,551
Diluted	102,450	102,503	102,449	102,463

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$59,651	$83,877
Restricted cash	14,821	17,018
Accounts receivable, net	51,233	76,067
Inventories, net	178,855	169,278
Prepaid expenses and other current assets	17,551	32,442

Total current assets	322,111	378,682
Property, plant and equipment, net	66,352	68,101
Investment in SEN	140,044	132,911
Goodwill	42,115	42,115
Intangible assets	9,613	10,925
Other assets	35,313	37,195

	$615,548	$669,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,636	$27,054
Accrued compensation	16,426	17,003
Warranty	3,931	5,011
Income taxes	757	531
Deferred revenue	14,518	35,827
Other current liabilities	6,579	8,577
Current portion of convertible subordinated debt	81,534	—

Total current liabilities	139,381	94,003
Convertible subordinated debt	—	79,923
Long-term deferred revenue	3,291	4,704
Other long-term liabilities	5,290	5,293
Stockholders' equity
Preferred stock	—	—
Common stock	103	103
Additional paid-in capital	481,596	478,726
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(32,293)	(1,815)
Accumulated other comprehensive income	19,398	10,210

	467,586	486,006

	$615,548	$669,929

See accompanying Notes to Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(30,478)	$7,417
Adjustments required to reconcile net income to net cash used for operating activities
Depreciation and amortization	10,107	9,169
Amortization of intangible assets	1,312	1,312
Accretion of premium on convertible subordinated debt	1,611	1,488
Stock-based compensation expense	2,166	2,430
Undistributed (income) loss of SEN	132	(6,573)
Changes in operating assets and liabilities
Accounts receivable	25,609	(5,723)
Inventories	(7,162)	(14,883)
Other current assets	15,424	(9,762)
Accounts payable and other current liabilities	(15,596)	(27,646)
Deferred revenue	(22,723)	9,682
Income taxes	218	(786)
Cash dividend from SEN	—	5,677
Other assets and liabilities	(4,193)	(11,263)

Net cash used for operating activities	(23,573)	(39,461)
Investing activities
Sales and maturities of marketable securities	—	45,200
Expenditures for property, plant and equipment	(2,289)	(6,243)
Decrease (increase) in restricted cash	3,354	(3,012)

Net cash provided by investing activities	1,065	35,945
Financing activities
Repayment of convertible subordinated debt	—	(74,217)
Proceeds from the exercise of stock options	86	956
Proceeds from employee stock purchase plan	771	996

Net cash (used for) provided by financing activities	857	(72,265)
Effect of exchange rate changes on cash	(2,575)	(888)

Net decrease in cash and cash equivalents	(24,226)	(76,669)
Cash and cash equivalents at beginning of period	83,877	140,451

Cash and cash equivalents at end of period	$59,651	$63,782

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

        During the first half of 2008, the Company experienced negative cash flows from operations and as of June 30, 2008, the Company had approximately $59.7 million of cash and cash equivalents. Furthermore, as of June 30, 2008, the Company's New Notes (see Note 8), due January 15, 2009, are classified as current liabilities.

        The Company anticipates continued cash outflows in the third quarter of 2008, and believes it will need to preserve existing cash and cash equivalents to support operations. The Company expects that existing cash and cash equivalents and expected cash flow for the remainder of 2008, based primarily on current expectations of customer ordering patterns, will be sufficient to satisfy the Company's anticipated cash requirements for the remainder of 2008. However, the Company believes it will need to secure new financing to repay the New Notes in January 2009, and is exploring various financing alternatives. The amount and timing of the Company's financing needs depends on the accuracy of our assumptions about levels of sales and expenses, and a number of other factors described in "Risk Factors," in the Company's Form 10-K for the year ended December 31, 2007. In addition, should the Company continue to experience losses and negative cash flows from operations, long-lived assets may become subject to impairment in future periods.

        On April 23, 2008, the Company entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $29 million at June 30, 2008). Presently, the Company's 2008 forecast does not anticipate drawing down on the facility because the Company is not currently, and does not expect to become, in compliance with the financial covenants that, among other things, limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter.

        Currently, the Company is seeking to address its financing requirements through a combination of a sale-leaseback of the Company's headquarters and manufacturing facility located in Beverly, Massachusetts, and a secured loan facility with one or more lenders, which may include the bank which provided the existing facility, the holder of the New Notes or new lenders. The terms of these financing transactions will depend on market conditions and the Company's performance and financial condition. The Company expects that the terms of any new debt financing will be less attractive than the terms of the New Notes. There can be no assurance that any financing transaction will be completed. Should the Company not be able to obtain financing with acceptable terms and/or current estimates for anticipated cash flow in 2008 prove incorrect, the Company's management may seek alternative strategies intended to improve the Company's cash position. These strategies could include initiating further efforts to restructure the business and reduce the revenue breakeven level and equity financings that could be dilutive to the existing holders of our common stock.

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

        Under SFAS No. 123R, the Company recognized stock-based compensation expense of $1.2 million and $2.2 million for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the Company recognized stock-based compensation expense of $1.3 million and $2.4 million, respectively. These amounts include the impact of recognizing compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock offered under the ESPP.

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

        For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options and restricted stock awards with an exercise price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company's common stock for the period, as the effect would be anti-dilutive. The Company has excluded 0.4 and 0.2 million incremental shares attributable to restricted stock, restricted stock units and outstanding stock options for the three and six months ended June 30, 2008, respectively, as their effect would be anti-dilutive. In addition, 4.1 million shares of common stock for the assumed conversion of the Company's convertible debt for the three and six months ended June 30, 2008 and 3.9 million shares of common stock for the assumed conversion of the Company's convertible debt for the three and six months ended June 30, 2007, computed using the if converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive. These stock options and restricted stock awards and the convertible debt could, however, become dilutive in future periods.

        A reconciliation of net income and shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income available to common stockholders	$(19,397)	$4,744	$(30,478)	$7,417

Weighted average common shares outstanding used in computing basic net income per share	102,450	101,609	102,449	101,551
Incremental shares	—	894	—	912

Weighted average common shares outstanding used in computing diluted net income per share	102,450	102,503	102,449	102,463

Net income per share
Basic	$(0.19)	$0.05	$(0.30)	$0.07
Diluted	(0.19)	0.05	(0.30)	0.07

Note 4.  Comprehensive Income

        The components of comprehensive income follow:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(19,397)	$4,744	$(30,478)	$7,417
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,128)	(4,953)	9,188	(3,828)
Unrealized gain on marketable securities	—	2	—	4

Comprehensive income (loss)	$(28,525)	$(207)	$(21,290)	$3,593

Note 5.  Inventories

        The components of inventories follow:

	June 30, 2008	December 31, 2007
Raw materials	$98,458	$95,289
Work-in-process	47,650	41,018
Finished goods (completed systems)	32,747	32,971

	$178,855	$169,278

        Approximately $83.2 million and $75.9 million of inventory at June 30, 2008 and December 31, 2007, respectively, relates to the Optima product family.

Note 6.  Restructuring Charges

        In May 2008, the Company implemented a reduction in force related to planned actions taken by management to control costs to provide future profitability and conserve cash. This reduction in force is expected to result in a total charge to expense of approximately $3.7 million related to separation and outplacement costs, of which $3.0 million was recorded in the quarter ended June 30, 2008. The remaining $0.7 million will be recorded in the remainder of 2008. A total of $1.9 million has been paid through June 30, 2008. Substantially all payments related to these actions are expected to be completed in 2008.

        In October 2007, the Company implemented a reduction in force as part of management's efforts to control costs. This reduction in force resulted in a total charge to expense of approximately $2.6 million related to separation and outplacement costs, of which $2.5 million was recorded in 2007 and $0.1 million was recorded in the period ended March 31, 2008. A total of $2.3 million has been paid through June 30, 2008. Substantially all payments related to these actions are expected to be completed in 2008.

        Changes in the Company's restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, follows:

Balance at December 31, 2007	$916
Restructuring expense	3,068
Cash payments	(2,653)

Balance at June 30, 2008	$1,331

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

        Changes in the Company's product warranty liability are as follows:

	Six months ended June 30,
	2008	2007
Balance at December 31	$6,245	$6,472
Warranties issued during the period	1,774	3,484
Settlements made during the period	(3,088)	(3,006)
Changes in liability for pre-existing warranties during the period	(234)	(295)

Balance at June 30	$4,697	$6,655

Amount classified as current	$3,931	$5,567
Amount classified as long-term	766	1,088

Balance at June 30	$4,697	$6,655

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

        The New Notes are unsecured senior indebtedness of the Company and bear interest at the rate of 4.25% per annum. Interest is payable on January 15 and July 15 of each year, commencing July 15, 2006. The New Notes mature on January 15, 2009. At maturity, the Company is required to repay the outstanding principal of the New Notes, plus a maturity premium of 11.125% of such principal, resulting in an effective annual yield to maturity of approximately 8.0%. Maturity of the New Notes accelerates upon a change in control, as defined. Acceleration of maturity would result in a premium increasing the effective annual yield to 10%.

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

        On January 15, 2007, the Company paid $74.2 million to redeem the remaining Old Notes.

        See Note 1 for discussion of liquidity and financing alternatives.

Note 9.  Cash Equivalents

        Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the provisions of SFAS 157, Fair Value Measurement. Under SFAS 157, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 observable input as defined under SFAS 157. As of June 30, 2008, the Company's cash equivalents consisted entirely of money market funds with a fair value of approximately $42.9 million.

Note 10.  Income Taxes

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

Note 11.  Significant Customers

        In the three months ended June 30, 2008, no single customer accounted for more than 10% of revenue. In the six months ended June 30, 2008, one customer accounted for approximately 16% of revenue. In the three months ended June 30, 2007, two customers accounted for approximately 13% and 10% of revenue, respectively. In the six months ended June 30, 2007, two customers each accounted for approximately 14% of revenue.

Note 12.  Contingencies

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement has not had any impact to our consolidated financial statements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under or referred to in "Liquidity and Capital Resources" and "Risk Factors" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

        Beginning in 2004, most customers shifted from multi wafer tools to single wafer tools for high current ion implant applications. Because we did not have a single wafer high current product, we have experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD (for high current applications) product in 2006 and have begun to gain traction with this tool at a number of customers through evaluation arrangements. During the six months ended June 30, 2008, we recognized approximately $15.1 million to revenue on sales of the Optima HD.

        Our single wafer tool for high energy ion implant applications, the Optima XE, was released in the fourth quarter of 2007. We shipped the first Optima XE in May 2008. We expect the Optima XE to allow us to maintain a leading market share in high energy applications moving forward.

        As of June 30, 2008, total amounts included in inventory, evaluation tools (classified as a component of inventory on the balance sheet) and other assets related to our investment in the Optima product line were approximately $110.9 million.

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

        The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. As of June 30, 2008 there have been no material changes to the critical accounting estimates as described in our Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

        The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Product	79.7%	86.1%	81.0%	84.5%
Services	18.5	12.6	17.4	13.8
Royalties, primarily from SEN	1.8	1.3	1.6	1.7

	100.0	100.0	100.0	100.0
Cost of revenue
Product	54.8	53.0	55.7	51.1
Service	9.9	7.4	9.5	8.0

	64.8	60.4	65.2	59.1
Gross profit	35.2	39.6	34.8	40.9
Other costs and expenses
Research and development	22.0	16.0	20.9	17.3
Sales and marketing	16.2	11.9	15.1	12.6
General and administrative	14.1	9.3	12.8	10.0
Amortization of intangible assets	0.9	0.6	0.8	0.6
Restructuring charges	3.9	—	1.9	—

	57.2	37.8	51.5	40.5

Income (loss) from operations	(22.0)	1.8	(16.7)	0.5
Other income (expense)
Equity income (loss) of SEN	(0.2)	1.7	(0.1)	3.2
Interest income	0.5	1.0	0.7	1.3
Interest expense	(2.2)	(1.4)	(2.0)	(1.6)
Other-net	(1.0)	0.3	(0.3)	0.1

	(2.8)	1.6	(1.7)	3.0

Income (loss) before income taxes	(24.8)	3.4	(18.4)	3.5
Income taxes (credits)	0.4	(0.9)	0.5	(0.1)

Net income (loss)	(25.2)%	4.3%	(18.8)%	3.6%

Three and six months ended June 30, 2008 in comparison to the three and six months ended
June 30, 2007

Revenue

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades was $61.3 million, or 79.7% of revenue for the three months ended June 30, 2008, compared with $94.8 million, or 86.1% of revenue for the three months ended June 30, 2007. Product revenue was $131.1 million, or 81.0% of revenue for the six months ended June 30, 2008, compared with $175.5 million, or 84.5% of revenue for the six months ended June 30, 2007. Product revenue levels in 2007 and 2008 have been impacted by the Company's loss of high current market share. The decline in product revenue in both the three and six month periods ended June 30, 2008 is attributable to a weakening semiconductor market and a related decrease in capital spending by semiconductor manufacturers.

        A portion of the Company's revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2008 and 2007 was $17.8 million and $43.5 million, respectively.

Service

        Service revenue, which includes the labor component of maintenance and service contracts and service hours provided by on-site service personnel, was $14.2 million, or 18.5% of revenue for the three months ended June 30, 2008, compared with $13.9 million, or 12.6% of revenue, for the three months ended June 30, 2007. Service revenue was $28.2 million, or 17.4% of revenue for the six months ended June 30, 2008, compared with $28.6 million, or 13.8% of revenue, for the six months ended June 30, 2007. Although service revenue generally increases with the expansion of the installed base of systems, it can fluctuate period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service.

Ion Implant

        The largest portion of the Company's product and service revenues are derived from ion implantation products and services, which typically average from 70% to 80% of total revenues. During the three months ended June 30, 2008, revenue from sales of ion implantation products and service accounted for $63.9 million, or 83.1% of total revenue, compared with $78.0 million, or 70.9%, of total revenue in the three months ended June 30, 2007. Revenue from sales of ion implantation products and service accounted for $133.8 million, or 82.7% of revenue in the six months ended June 30, 2008, compared with $152.1 million, or 73.2% of revenue in the six months ended June 30, 2007. The remainder of the Company's revenue derives from the sale of products and services relating to dry strip and other processing equipment.

Aftermarket

        The Company's product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours as the "aftermarket" business. The revenue from our aftermarket business was $38.3 million for the three month period ended June 30, 2008, compared to $41.3 million for the corresponding period of the preceding year. The revenue from our aftermarket business was $78.9 million for the six month period ended June 30, 2008, compared to $85.7 million for six month period ended June 30, 2007. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Royalties

        Royalty revenue was $1.4 million, or 1.8% of revenue for the three months ended June 30, 2008, compared with $1.4 million, or 1.3% of revenue for the three months ended June 30, 2007. Royalty revenue for the six months ended June 30, 2008 was $2.5 million, or 1.6% of revenue, compared to $3.5 million, or 1.7% of revenue for the six months ended June 30, 2007. Royalties are primarily earned under the terms of our license agreement with SEN. Revenue changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.

Gross Profit

Product

        Gross profit from product revenue was 31.2% for the three months ended June 30, 2008, compared to 38.4% for the three months ended June 30, 2007. The decrease in gross profit from product revenues is attributable to lower margins on new product revenue recognized in the quarter combined with the unfavorable impact of operating overheads on lower volumes (approximately 15.0%), partially offset by the favorable impact of an increased mix of parts and upgrade revenue at higher margins (approximately 7.8%). Revenue recognized on new products generally carries lower margins than mature products due to higher initial material costs and labor inefficiencies. Gross profit from product revenue was 31.2% for the six months ended June 30, 2008, compared with 39.6% in the six months ended June 30, 2007. The decrease in gross profit from product revenues is attributable to lower margins on new product revenue recognized (approximately 11.7%), partially offset by the favorable impact of an increased mix of parts and upgrade revenue at higher margins (approximately 3.3%).

Service

        Gross profit from service revenue was 46.2% for the three months ended June 30, 2008, compared to 41.3% for the three months ended June 30, 2007. Gross profit from service revenue was 45.6% for the six months ended June 30, 2008, compared to 41.6% for the six months ended June 30, 2007. The increase in gross profit for both the three and six month periods ended June 30, 2008, is attributable a higher mix of profitable service support agreements and lower expenses against fixed price support contracts.

Research and Development

        Research and development expense was $17.0 million in the three months ended June 30, 2008, a decrease of $0.6 million, or 3.4%, compared with $17.6 million in the three months ended June 30, 2007. The decrease was driven primarily by decreased professional fee expenses ($0.9 million) and decreased payroll costs ($0.6 million) partially offset by increased development material costs ($0.7 million) and development asset amortization and depreciation costs ($0.2 million). Research and development expense was $33.8 million in the six months ended June 30, 2008, a decrease of $2.0 million, or 5.6%, compared with $35.8 million in the six months ended June 30, 2007. The decrease was driven primarily by decreased professional fee expenses ($2.0 million) and decreased payroll costs ($1.4 million) partially offset by increased development material costs ($0.9 million) and development asset amortization and depreciation costs ($0.7 million). We expect research and development spending to decline slightly throughout 2008 as development costs for new products drop off and are replaced by a lower level of spending for continuous improvement.

        Research and development expense was attributable to the following activities through the second quarter of 2008: 47% for new product development, 35% for improvement of existing products, and 18% for product testing.

Sales and Marketing

        Sales and Marketing expense was $12.5 million in the three months ended June 30, 2008, a decrease of $0.6 million, or 4.6%, compared with $13.1 million in the three months ended June 30, 2007. The decrease was driven primarily by decreased separation costs ($0.5 million), decreased travel costs ($0.2 million) and decreased marketing costs ($0.2 million), partially offset by increased costs related to evaluation system support for our Optima platform ($0.3 million). Selling expense was $24.4 million in the six months ended June 30, 2008, a decrease of $1.7 million, or 6.5%, compared with $26.1 million in the six months ended June 30, 2007. The decrease was driven primarily by decreased travel costs ($0.6 million), decreased separation costs ($0.5 million), decreased payroll costs ($0.3 million) and decreased commissions expense ($0.2 million).

General and Administrative

        General and administrative expense was $10.9 million in the three months ended June 30, 2008, an increase of $0.7 million, or 6.9%, compared with $10.2 million in the three months ended June 30, 2007. The increase was driven primarily by increased professional fee expenses ($1.0 million), offset by decreased payroll related costs ($0.2 million). General and administrative expense was $20.7 million in the six months ended June 30, 2008, unchanged as compared with the six months ended June 30, 2007. Increased professional fee expenses ($1.2 million) were offset by decreased payroll related costs ($0.3 million), decreased lease, travel, utilities, sales tax and insurance expense ($0.3 million), lower stock compensation costs ($0.2 million) and lower depreciation expense ($0.2 million).

Other Income (Expense)

        Equity income (loss) attributable to SEN was $(0.1) million for the three and six months ended June 30, 2008. This is compared to equity income attributable to SEN of $1.9 million and $6.6 million for the three and six months ended June 30, 2007, respectively. The fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the weakening Japanese semiconductor market, and the timing of revenue recognition in Japan.

        Interest income of $0.4 million and $1.1 million for the three and six months ended June 30, 2008, respectively, primarily relates to interest earned on cash, cash equivalents and short-term investments. Interest income decreased by $0.7 million and $1.5 million from the three and six months ended June 30, 2007, respectively, due primarily to lower average cash balances.

        Interest expense of $1.7 million and $3.3 million in the three and six months ended June 30, 2008, respectively, an increase of $0.1 million over each of the three and six months ended June 30, 2007, respectively, relates primarily to outstanding convertible senior subordinated notes which have an effective yield to maturity of 8%.

Income Taxes

        Income tax expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively. Income tax expense relates principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income.

        Income taxes (credits) were $(1.0) million and $(0.3) million in the three and six months ended June 30, 2007. During the three month period ended June 30, 2007, we recorded tax benefits related to the realization of foreign tax credits, which allowed the Company to recover approximately $1.2 million in tax refunds of amounts paid for alternative minimum taxes remitted for tax years 2004 through 2007.

        We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

        Unrestricted cash, cash equivalents, and marketable securities at June 30, 2008 were $59.7 million, compared with $83.9 million at December 31, 2007. The $24.2 million decrease in cash, cash equivalents, and short-term investments is mainly attributable to cash used by operations ($23.6 million) and capital expenditures ($2.3 million).

        Capital expenditures were $2.3 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively. We have no significant capital projects planned for 2008 and total capital expenditures for 2008 are projected to be less than $5.0 million. Future capital expenditures beyond 2008 will depend on a number of factors, including the timing and rate of expansion of our business.

        We have net operating loss and tax credit carryforwards the tax effect of which aggregate $86.7 million at December 31, 2007. These carryforwards, which expire principally between 2021 and 2027, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

        In 2006, Axcelis and SHI agreed upon an annual dividend relating to SEN's fiscal year ended March 31, 2006. The two shareholders instructed SEN to dividend 40% of SEN's net earnings for that year. On January 31, 2007, Axcelis received a payment of approximately $5.7 million representing its 50% share of the dividend. In 2007 the Company entered into an agreement with SHI pursuant to which SEN will be instructed to dividend 40% of its net income annually. On July 31, 2007 the Company received a dividend of $6.7 million for SEN's fiscal year ended March 31, 2007. On July 31, 2008 the Company received a dividend of $1.9 million for SEN's fiscal year ended March 31, 2008.

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

        We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $19.6 million to support certain operating lease obligations, workers' compensation insurance, and certain value added tax claims in Europe. At June 30, 2008, $14.8 million of cash was pledged as collateral for certain outstanding standby letters of credit and bank guarantees, and is reflected as restricted cash on the consolidated balance sheet.

        Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business, including acceptance of the Optima product line, and others relate to the uncertainties of global economies and the semiconductor equipment industry. During the first half of 2008, the Company experienced negative cash flows from operations and as of June 30, 2008, the Company had approximately $59.7 million of cash and cash equivalents. Furthermore, as of June 30, 2008, the Company's New Notes (see Note 8), due January 15, 2009, are classified as current liabilities.

        The Company anticipates continued cash outflows in the third quarter of 2008, and believes it will need to preserve existing cash and cash equivalents to support operations. The Company expects that existing cash and cash equivalents and expected cash flow for the remainder of 2008, based primarily on current expectations of customer ordering patterns, will be sufficient to satisfy the Company's anticipated cash requirements for the remainder of 2008. However, the Company believes it will need to secure new financing to repay the New Notes in January 2009, and is exploring various financing alternatives. The amount and timing of the Company's financing needs depends on the accuracy of our assumptions about levels of sales and expenses, and a number of other factors described in "Risk Factors," in the Company's Form 10-K for the year ended December 31, 2007. In addition, should the Company continue to experience losses and negative cash flows from operations, long-lived assets may become subject to impairment in future periods.

        On April 23, 2008, the Company entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of (A) $50 million or (B) specified percentages of the amounts of qualifying accounts receivable and inventory (approximately $29 million at June 30, 2008). Presently, the Company's 2008 forecast does not anticipate drawing down on the facility because the Company is not currently, and does not expect to become, in compliance with the financial covenants that, among other things, limit the amounts of net loss the Company can incur in the second and third quarters of 2008 and specify that the Company must report net income in the fourth quarter of 2008 and thereafter.

        Currently, the Company is seeking to address its financing requirements through a combination of a sale-leaseback of the Company's headquarters and manufacturing facility located in Beverly, Massachusetts, and a secured loan facility with one or more lenders, which may include the bank which provided the existing facility, the holder of the New Notes or new lenders. The terms of these financing transactions will depend on market conditions and the Company's performance and financial condition. The Company expects that the terms of any new debt financing will be less attractive than the terms of the New Notes. There can be no assurance that any financing transaction will be completed. Should the Company not be able to obtain financing with acceptable terms and/or current estimates for anticipated cash flow in 2008 prove incorrect, the Company's management may seek alternative strategies intended to improve the Company's cash position. These strategies could include initiating further efforts to restructure the business and reduce the revenue breakeven level and equity financings that could be dilutive to the existing holders of our common stock.

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

        On August 8, 2008, we announced that Axcelis' revenues for the third quarter of 2008 are forecast in the range of $47 million to $57 million. We expect results of operations will be a loss per share of approximately $0.21 to $0.25.

        It is difficult to predict our customers' capital spending plans since they can change very quickly. At our current sales level, each sale, or failure to make a sale, could have a material effect on our results of operations in a particular quarter.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of June 30, 2008, there have been no material changes to the quantitative and qualitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.    Risk Factors.

        As of June 30, 2008, there have been no material changes to the risk factors disclosed in Item 1A to our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held at our offices at 108 Cherry Hill Drive, Beverly, Massachusetts on May 1, 2008. Out of 102,448,670 shares of Common Stock (as of the record date of March 14, 2008) entitled to vote at the meeting, 95,607,745 shares, or 93.32%, were present in person or by proxy.

  (a)
  Election of Directors.    Each of the three directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a three year term ending in 2011, and until their successors are elected. The vote was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
R. John Fletcher	40,393,217	55,214,528
Stephen R. Hardis	40,402,432	55,205,313
H. Brian Thompson	40,388,548	55,219,197
  (b)
  Ratification of Appointment of Auditors.    A majority of the votes cast at the meeting were voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of our financial statements for the year ending December 31, 2008. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
92,685,124	2,089,540	833,081
  (c)
  Proposal to Amend the Restated Certificate of Incorporation.    Less than 75% of the shares outstanding were voted in favor of the proposal to amend the Certificate of Incorporation of the Company to declassify the Board of Directors and therefore the amendment of the Certificate of Incorporation has not been approved by the shareholders. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
76,486,422	5,988,351	1,361,910	11,771,062

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
10.1
Loan and Security Agreement dated as of April 23, 2008 between Axcelis Technologies, Inc. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 12, 2008.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2008. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2008. Filed herewith.
32.1
Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2008. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2008. Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 8, 2008	By:	/s/ STEPHEN G. BASSETT Stephen G. Bassett Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

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
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES