Form 10-K
period 2008-12-31
AXCELIS TECHNOLOGIES INC
filed 2009-03-31
CIK 1113232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008: $497,275,221.

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 27, 2009: 103,283,850.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on May 6, 2009 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business.

Overview of Our Business

        Axcelis Technologies, Inc. ("Axcelis," the Company," "we," "us," or "our") designs, manufactures and services ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips. We sell to all of the top 20 semiconductor chip manufacturers worldwide. The ion implantation business comprised approximately 81.9% of our revenues in 2008 with the remaining 18.1% of revenues derived from our dry strip and other processing systems. In addition to equipment, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training. During 2008, we also owned 50% of the equity of SEN Corporation, an SHI and Axcelis Company, or "SEN," a leading producer of ion implantation equipment in Japan. SEN licenses technology from us for certain ion implantation products and has exclusive rights to market the licensed products in Japan. In February 2009, we entered into an agreement to sell our shares in SEN, which closed on March 30, 2009. See "SEN Corporation, an SHI and Axcelis Company" below.

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

        Semiconductor chip manufacturers utilize many different types of equipment in the making of integrated circuits. There are over 300 process steps utilizing over 50 different types of process tools required in the making of a single device like a microprocessor. Semiconductor chip manufacturers seek efficiency improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. Periodically, and historically every seven or eight years, the semiconductor industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. For example, the use of 200mm wafers in production began at the end of the 1980s. The migration from 200mm to 300mm began at the end of the 1990s. The majority of wafer fabrication facilities today are using wafers with a diameter of 300mm. In 2008, Axcelis derived 59% of total systems revenue (a component of product revenue) from sales of 300mm equipment.

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

        Traditionally, the semiconductor industry has grown on an annual basis. However, due to the nature of the industry, cyclicality is inherent. Chip manufacturers' periodic aggressive capitalization has historically led to overcapacity, excess chip inventories, softening chip prices and finally muted capitalization, which in turn results in lower demand for equipment. Changes in consumer and business demand for products in which chips are used also affect the industry. Current economic conditions have resulted in greatly reduced demand, and this situation is expected to continue for at least the next year. Therefore, a successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must design its business to thrive during the inevitable low points in the cycle.

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

        In addition to ion implanters, Axcelis offers dry strip and other processing systems that serve process steps in both the front and back end of line semiconductor manufacturing. In September 2007, Axcelis' management elected to discontinue future development of the thermal processing and photostabilization/curing product lines. Axcelis continues to provide aftermarket support for the installed base of these systems. Of our total 2008 revenues, 14.6% were derived from our dry strip products and related services and 3.5% from these other product lines.

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

        Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Axcelis is a market leader in high energy ion implanters and was a market leader in multi wafer high current implanters for many years. Beginning in 2005, most customers shifted from multi wafer tools to single wafer tools for high current applications. Because Axcelis did not have a single wafer high current product at that time, we have experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD product (for high current applications) in 2006. By the end of 2008, Axcelis had shipped 12 Optima HD products, but due to continued depressed market conditions the Company to date has not regained any significant market share. Our single wafer tool for high energy applications, the Optima XE, was released in the fourth quarter of 2007. We expect to maintain our leadership in the high energy segment through sales of our multi wafer high energy systems and the Optima XE.

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

  •
  The Optima XE.  The Optima XE combines Axcelis' production-proven RF Linac high energy, spot beam technology with a high-speed, state-of-the-art single wafer endstation, enabling unmatched throughput. Axcelis' advanced spot beam ensures that all points across the wafer see the same beam at the same beam angle, resulting in exceptional process control and maximum yield. Also introduced in the fourth quarter of 2007 was the Optima HE, a reduced energy version of the Optima XE. This new single wafer high energy tool will meet the needs of those customers exploring a transition from our multi wafer high energy tools.

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

Aftermarket Support and Services

        We offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that more than 4,200 of our products, including products shipped by SEN, are in use in 50 countries worldwide. The service and support that we provide include spare parts, equipment upgrades, and maintenance services. We offer service out of 51 field offices in sixteen countries. Revenues generated through our service and support business represented about 57.1%, 42.2%, and 38.2% of revenue in 2008, 2007, and 2006, respectively.

        Our customer support network consists of over 502 staff, including sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, product, process and applications support.

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

        In Japan, we have exclusively licensed specified ion implant products to our joint venture, SEN, which manufactures and sells its machines and services directly to semiconductor manufacturers. This license to SEN was terminated at the closing of the sale of our investment in SEN and a new license was entered into. After the closing of the transaction Axcelis can market all of its ion implant products in Japan. See "SEN Corporation, an SHI and Axcelis Company" below. We sell our non-implant products in Japan through Toda Technologies Service Co., Ltd., an unaffiliated company, which provides sales and support services for these products.

        International revenues, including export sales from our U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches, and royalties, accounted for 64.7% of total revenue in 2008, 67.0% in 2007, and 67.1% in 2006. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenues and long-lived assets in the United States, Europe and Asia.

Customers

        In 2008, the top 20 semiconductor manufacturers accounted for approximately 75.8% of total semiconductor industry capital spending, down from 80% in 2007. These manufacturers are from the four largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, and China), Japan and Europe. The Company and SEN together serve all of the 20 largest semiconductor manufacturers. We believe that more than 4,200 of our products, including products shipped by SEN, are in use worldwide.

        Revenues from our ten largest customers accounted for 51.5%, 57.8%, and 54.9% of revenue in 2008, 2007, and 2006, respectively. We expect that sales of our products to relatively few customers will continue to account for a high percentage of revenue for the foreseeable future. In 2008, one customer accounted for 11.7% of revenue. In 2007, two customers accounted for 12.2% and 10.5% of revenue, respectively. However, in 2006, no single customer accounted for greater than 10% of revenue.

SEN Corporation, an SHI and Axcelis Company

        Since 1983, we have exclusively licensed our Japanese joint venture, SEN Corporation, an SHI and Axcelis Company, to manufacture and sell specific ion implanter systems using our technology in Japan. As of year end 2008, SEN had 532 employees and 149 temporary staff based in Tokyo and Saijo, Japan. We owned 50% of the equity of SEN and our senior managers served as half of the members of SEN's Board of Directors until March 30, 2009 when our investment in SEN was sold to Sumitomo Heavy Industries, Ltd., a Japanese corporation ("SHI") and our joint venture partner. SHI now controls 100% of the equity of SEN. See discussion below about the sale of our investment in SEN to SHI.

        Under a Master License Agreement with SEN dated January 16, 1996, as amended (the "1996 License Agreement"), Axcelis has licensed SEN to make and sell specified ion implanters, not including the Optima MD, Optima HD and Optima HE, which are available in Japan directly from Axcelis. SEN pays royalties on its net sales of licensed ion implantation products in accordance with the rates set forth in the 1996 License Agreement. The royalty rates vary depending on the type of implanter sold. These royalty amounts were $4.1 million, $6.1 million and $9.2 million in 2008, 2007 and 2006, respectively. In 2006, Axcelis initiated an arbitration in Tokyo under the 1996 License Agreement to seek to resolve an issue regarding royalties due on SEN's sales of the SHX, its single wafer high energy implanter. To date, the amount of these unpaid royalties is not material. See Item 3. "Legal

Proceedings." This arbitration will be dismissed in connection with Axcelis' sale of its investment in SEN under the Share Purchase Agreement between Axcelis, SHI and SEN, as discussed below. Under the 1996 License Agreement, SEN has granted us a royalty-free worldwide (except for Japan) license to use any technology SEN develops that is an improvement to our technology. The 1996 License Agreement between SEN and Axcelis will continue in effect until terminated. The license agreement may be terminated by Axcelis or by SEN, with the approval of the Axcelis representatives on the SEN Board, on twelve months' notice. The 1996 License Agreement has been be terminated in connection with Axcelis' sale of its shares in SEN under the Share Purchase Agreement between Axcelis, SHI and SEN, as discussed below.

        In 2007, Axcelis and SHI entered into a memorandum of understanding that provided for SEN to make an aggregate annual dividend of 40% of its net income to the two shareholders. Under this agreement, Axcelis received dividends of $2.0 million, $6.7 million, and $5.7 million for SEN's fiscal years ended March 31, 2008, 2007, and 2006, respectively. These amounts equaled Axcelis' 50% share of 40% of SEN's net earnings for each year. The memorandum of understanding provides that the two shareholders may re-negotiate the dividend rate for years after 2008. Absent a new agreement, the memorandum of understanding provides for continuing annual dividends at the level of 40% of SEN's net income. Despite this, there can be no guarantee that SHI or SEN management will comply with this obligation. Axcelis expects SEN to record a loss for its fiscal year ending March 31, 2009, in which case no dividend will be paid for that year. This memorandum of understanding was terminated in connection with Axcelis' sale of investment in SEN under the Share Purchase Agreement discussed below.

        On February 26, 2009, Axcelis, SHI and SEN entered into a Share Purchase Agreement pursuant to which Axcelis agreed to sell to SHI all of Axcelis' common shares in SEN in exchange for a cash payment of 13 billion Yen on the later of March 31, 2009 or the date on which certain closing conditions are satisfied (the "Share Purchase Agreement"). On March 2, 2009, the Company purchased a foreign exchange option to hedge the proceeds from the transaction. This option insures proceeds of approximately $132.7 million before advisor fees and other expenses. On March 30, 2009, the Company completed the sale of its shares in SEN, to SHI for proceeds of $122.3 million net of advisory fees and other expenses. The Company will record a net gain of approximately $1.2 million on the sale of its investment in SEN in the first quarter.

        SEN remains liable to the Company for royalties and commissions on products sold through March 31, 2009. In connection with the closing under the Share Purchase Agreement, Axcelis and SEN entered into a new License Agreement which allows each company to continue to use certain patents and technical information owned by the other to make and sell ion implant systems on a worldwide, royalty-free, perpetual basis. The transaction terminated all existing agreements among the three parties relating to the SEN joint venture. In addition, the arbitration with SEN initiated by Axcelis in Tokyo will be dismissed.

        On March 30, 2009, $86.4 million of the proceeds from the sale of our shares in SEN were used for a direct pay-off of all amounts due to the holder of our 4.25% Convertible Senior Subordinated Notes (the "Notes") that matured in January 2009.

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

        Our expenditures for research and development were $63.3 million, $72.0 million and $72.4 million in 2008, 2007, and 2006, respectively, or 25.3%, 17.8% and 15.7% of revenues, respectively. We expect that research and development expenditures will continue to represent a substantial investment in future years.

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

        Most ion implant systems are assembled in five separate modules. The modules are then tested individually using specially developed software and are shipped directly to the customer, bypassing the integration of the modules into a complete implanter. As a result, the implanter system is integrated for the first time on the customer's factory floor and tested for quality assurance. We refer to this process as "ship from cell." Ship from cell manufacturing allows us to more quickly and efficiently ship and install ion implant systems than the traditional manufacturing method involving a full integration of the system in our factory. Ship from cell saves an average of 4 weeks in our manufacturing cycle time, thus improving product margins and lead-times for our customers. All of our 200mm and 300mm implanters are qualified for ship from cell manufacturing.

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

        We outsource many of our major sub-assemblies and components. We have several large outsourcing partners that provide this service for assemblies like the frames, power distribution systems, wafer handling systems and vacuum systems. Axcelis will continue to aggressively pursue outsourcing opportunities where the economics are justified, with a goal of enabling factory capacity, quality and margin improvement. We outsource complex assemblies up to and including module build. Critical assemblies will continue to be manufactured in house due to the high level of expertise required. We are dependent upon a limited number of suppliers for many components and sub-assemblies, which could result in increased costs or delays in the manufacture and sale of our products.

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

        Ion Implantation.    In ion implantation, our major competitor in high energy and high current is Varian Semiconductor Equipment Associates, Inc. In the medium current equipment segment, we compete with Nissin Electric Co., Ltd. and Varian. After the sale of our investment in SEN to SHI, SEN is licensed to use certain of our technology to compete in the world wide ion implantation market. Our Optima HD Imax competes against Plasma Immersion Systems from both Varian and Applied Materials.

        Dry Strip.    Our principal competitors in the dry strip product market are PSK, Inc., Mattson Technology Inc. and Novellus Systems, Inc.

Intellectual Property

        We rely on patent, copyright, trademark and trade secret protection, as well as contractual restrictions, in the United States and in other countries to protect our proprietary rights in our products and our business. As of January 1, 2009, we had 294 patents issued in the United States and 514 patents granted in other countries, as well as 816 patent applications (99 in the United States and 717 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

        As of December 31, 2008, our systems backlog (excluding deferred systems revenue) was $6.3 million, as compared to $20.5 million as of December 31, 2007. Systems backlog including deferred systems revenue was $20.7 million and $60.7 million as of December 31, 2008 and 2007, respectively. Decrease in backlog is representative of the overall downturn in the semiconductor equipment market. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and typically are due to ship within six months. Backlog does not include orders received for our service business (spare parts, consumables and service contracts) due to the turn rate associated with that business. Generally, orders for services or parts received during the quarter are performed or shipped within the same quarter. All orders are subject to cancellations or rescheduling by customers with limited or no penalties. Due to possible changes in system delivery schedules, cancellations of orders, and delays in systems shipments, our backlog at any particular date is not necessarily indicative of our actual sales for any succeeding period. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales.

Employees

        As of December 31, 2008, we had 1,154 employees and 8 temporary staff worldwide, of which 847 work in North America, 231 in Asia and 76 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. Some of our European locations have formed work councils, which have certain information and discussion rights under applicable law.

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

Executive Officers

        Mary G. Puma, 51, has been our President and Chief Executive Officer since January 2002 and Chairman since 2005. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer, prior to which she served as a Vice President of Axcelis from February 1999. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation, North Shore Medical Center and Semiconductor Equipment and Materials International (SEMI).

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

        Kevin J. Brewer, 50, is our Executive Vice President, Manufacturing Operations, a position he has held since November 2008, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company's Electronic Systems and Missile Systems groups.

        Lynnette C. Fallon, 49, has been our General Counsel and corporate Secretary since 2001 and Executive Vice President, Human Resources/Legal since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal since 2002, and Senior Vice President since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

        Matthew P. Flynn, 52, is our Executive Vice President, Global Customer Operations, a position he has held since May 2005, prior to which he was Vice President Global Customer Operations since October 2002. Before then, Mr. Flynn was Director of Sales, Ion Implant and RTP systems. Prior to joining Axcelis in 1996, Mr. Flynn held executive and management roles at Cherry Semiconductor, an integrated circuit manufacturer, and at Teledyne Inc., in its microelectronics business.

        Craig Halterman, 45, has been our Chief Information Officer since July 2000 and a Senior Vice President since May 2005, before which he was a Vice President since July 2000 and our Director of Information Technology since the beginning of 2000. Prior to joining us, Mr. Halterman was Information Technology Director at Honeywell/AlliedSignal in its defense and space systems business since 1997. Before that, Mr. Halterman held various information technology positions at The Dow Chemical Co., Thompson Consumer Electronics, General Electric Co. and RCA Consumer Electronics.

        William Bintz, 52, has been our Senior Vice President, Marketing since September 2007. Mr. Bintz joined Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter became Vice President of Product Marketing where he expanded his responsibilities to include implant products as well. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

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

        We will not undertake, and specifically decline, any obligation to publicly release revisions to these forward-looking statements to reflect either circumstances after the date of the statements or the occurrence of events that may cause us to re-evaluate our forward-looking statements, except as may be required by law.

        Important factors that could cause our actual results to differ materially from those projected in forward-looking statements in this Form 10-K or that may otherwise be made by us or on our behalf and that make an investment in our securities risky include, but are not limited to: our ability to maintain our Nasdaq listing, the cyclical nature of the semiconductor industry, whether we can keep pace with rapid technological changes in the semiconductor manufacturing processes, the highly competitive nature of the semiconductor equipment industry, and quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, as well as the other risk factors, discussed in the section titled "Outlook" and below. If any of those risk factors actually occurs, our business, financial condition and results of operations could be seriously harmed and the trading price of our common stock could decline.

We may be unable to obtain needed additional capital to finance our operations.

        Our capital requirements may vary widely from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. Although, we are forecasting continuing depressed market conditions throughout 2009, which will result in negative cash flow from operations, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the end of 2009, this, of course, depends on the accuracy of our assumptions about levels of sales and expenses, and a number of factors, including those described in these "Risk Factors," could cause us to require additional capital from external sources. We currently do not have access to any sources of external capital. In addition, if the downturn in the semicap equipment industry continues into 2010 and our operating performance does not improve significantly as compared to the fourth quarter of 2008, it could have a significant effect on our liquidity and our ability to continue in the future as a going concern. Depending on market conditions, future debt or equity financings may not be possible on attractive terms or at all. In addition, future debt or equity financings could be dilutive to the existing holders of our common stock.

The general economic crisis may further hurt our business.

        Factors such as consumer spending, business investment, and the volatility and strength of the capital markets all affect the business and economic environment, and ultimately, the amount of profitability of our business. Continuing capital market upheavals may have an adverse effect on us because we are dependent on customer behavior. Our revenues are likely to continue to decline in such circumstances and our profit margins will continue to erode. In addition, as a result of extreme prolonged events, such as the global credit crisis, we could incur significant losses

If semiconductor manufacturers do not make sufficient capital expenditures, our sales and profitability will be harmed.

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

        We derive most of our revenues from the sale of a relatively small number of expensive products to a small number of customers. The list prices on these products range from $.2 million to over $5.0 million. At our current sales level, each sale, or failure to make a sale, has a material effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenues and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems and warranty costs. New product introductions may also affect our gross margins. Fluctuations in our results may have an adverse effect on the price of our common stock.

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

        Accounting rules addressing revenue recognition, have added additional complexity in forecasting quarterly revenues and profitability. Orders for our products usually contain multiple delivery elements that result in revenue deferral under generally accepted accounting principles. Due to the foregoing factors, investors should understand that our actual financial results for a quarter may vary significantly from our forecasts of financial performance for that quarter. Failure to meet forecast financial performance may have an adverse effect on the price of our common stock.

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

        Historically, we have sold a significant portion of our products and services to a limited number of fabricators of semiconductor products. For example, in 2008, our top ten customers accounted for 51.5% of our net sales. None of our customers has entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer could adversely affect us. The ongoing consolidation of semiconductor manufacturers may also increase the harmful effect of losing one or more significant customers.

As a result of our sale of SEN, our Japanese joint venture, SEN will be able to compete against us globally and we will need to develop infrastructure in Japan

        Until March 30, 2009 we owned 50% of the equity of SEN Corporation which held a license from us to make and sell ion implanters in Japan. On that date, we sold our shares in SEN to SHI, and SEN entered into a new License Agreement which allows the two companies to continue to use certain patents and technical information owned by the other to make and sell ion implant systems on a worldwide, royalty-free, perpetual basis. As a result of the sale, SEN is free to make and sell the licensed products worldwide, creating a new global competitor for Axcelis. Axcelis will need to use its established customer relations and infrastructure outside of Japan as well as the technical advantages of the Optima HD and Optima XE to compete against SEN as well as our existing competitors.

        Until the Optima developments, we regularly licensed SEN to make and sell our implant systems in Japan. Axcelis is now able to compete against SEN in Japan with all Axcelis products. To do so, Axcelis needs to either expand and develop its own customer relations and infrastructure in Japan or contract with a third party to sell and support implanters in Japan. If Axcelis is not able to compete effectively with SEN, our results of operations may be adversely affected.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenues from outside the United States, especially from Asia.

        We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries and branches, accounted for 64.7% of total revenue in 2008, 67.0% in 2007, and 67.1% in 2006. System shipments to Asian customers represented 50% of total shipment dollars in 2008 in comparison to 64% of total shipment dollars in 2007. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenues are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the year ended December 31, 2008, approximately 30% of our revenues were derived from foreign operations with this inherent risk. In addition, at December 31, 2008, our operations outside of the United States accounted for approximately 53% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar. Our investment in SEN and our royalty and equity income from SEN are subject to foreign currency exchange risks. From time to time we use forward contracts to hedge the risk of currency fluctuation with respect to SEN royalties for which payment is received in Japanese yen; however, fluctuations in foreign exchange rates could have an adverse affect on our financial results.

Our stock price has been volatile and you could lose the value of your investment.

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

        The stock market in general has experienced extreme price fluctuations.

Our common stock is at risk for delisting from the Nasdaq Global Select Market.

        Our common stock is currently listed on the Nasdaq Global Select Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Global Select Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, which we have not maintained since October 7, 2008. Nasdaq's has temporarily suspended the minimum closing bid price requirement until July 20, 2009. Although our non-compliance has no effect on the listing of our common stock at this time, there is no guarantee that we will be able to regain compliance with the minimum closing bid requirement. If we fail to meet the continued listing requirements of the Nasdaq Global Select Market and our common stock is delisted, our stock price, as well as the liquidity of our common stock, would be adversely affected as a result. Delisting would also negatively impact our ability to sell our common stock and secure additional financing.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own one property and lease 53 properties, of which 17 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Malaysia, Italy, Germany and France.

        Our principal facilities are listed below:

Facility Location	Principal Use	Square Footage (Owned Leased)
Beverly, Massachusetts	Manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters.	417,000 (owned)
Beverly, Massachusetts	Research and development, marketing and customer support	22,000 (leased)

        Although we are currently operating significantly below normal capacity as a result of the continuing downturn in the industry, we believe that there is no material long-term, excess capacity in our manufacturing facilities, although utilization is subject to change based on customer demand. We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations. Our Beverly, Massachusetts and Rockville, Maryland facilities are ISO 9001 and ISO 14001 certified and all other locations are ISO 9001 certified.

Item 3.    Legal Proceedings.

        In January 2009, U.S. Bank National Association, the trustee (the "Trustee") under the Indenture relating to the Company's 4.25% Convertible Senior Subordinated Notes (the "Notes"), filed a Complaint in US District Court in the (Southern) District of New York seeking a judgment for the amount due on the Notes, (a total payment of approximately $86.4 million). This litigation relates to the Company's failure to pay the principal and interest due on the Notes on January 15, 2009, discussed in the Management's Discussion and Analysis below. In February 2009, as an inducement to enter into the Share Purchase Agreement dated February 26, 2009 (the "Share Purchase Agreement") with Sumitomo Heavy Industries, Ltd. ("SHI") and SEN Corporation, an SHI and Axcelis Company ("SEN"), the Trustee confirmed in writing that judgment would not be entered in this litigation until after April 13, 2009, during which time it was contemplated that the closing under the Share Purchase Agreement will occur. On March 30, 2009, the sale of our equity holdings in SEN was completed and the Notes were repaid in full. As a result of the payment, the trustee for the Notes will withdraw litigation filed in connection with Axcelis' default on the Notes. See "Business—SEN Corporation, an SHI and Axcelis Company."

        The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. This includes the arbitration initiated by Axcelis in 2006 with SEN to establish a basis for setting the royalty for a single wafer, high current ion implant system known as the SHX. To date, the amount of these unpaid royalties is not material. In January 2009, the Company and SEN agreed to suspend this arbitration indefinitely. On March 30, 2009, in connection with the completion of the sale of SEN, this arbitration will be dismissed by the parties. See "Business—SEN Corporation, an SHI and Axcelis Company."

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of March 13, 2009, we had approximately 5,692 stockholders of record. We have not paid any cash dividends in the past five years and do not anticipate paying cash dividends in the future.

	Common Stock Price
	High	Low
2007
First Quarter	$7.82	$5.92
Second Quarter	8.20	5.96
Third Quarter	6.63	4.52
Fourth Quarter	5.17	4.04
2008
First Quarter	$5.79	$3.70
Second Quarter	6.04	4.63
Third Quarter	5.35	1.25
Fourth Quarter	1.73	0.36

Item 6.    Selected Financial Data.

        The following selected consolidated statements of operations data for each of the three years ended December 31, 2008, 2007, and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2006 and 2005, and the statement of operations data for the years ended December 31, 2005 and 2004, has been derived from the audited financial statements contained in our Form 10-K filed on March 13, 2007. The consolidated balance sheet data as of December 31, 2004 has been derived from the audited financial statements contained in our Form 10-K filed on March 15, 2005.

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

	Years ended December 31, 2008
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$250,214	$404,800	$461,717	$372,540	$507,976
Gross profit	62,615	152,861	191,514	154,431	211,528
Equity income (loss) of SEN	(3,667)	10,416	19,266	15,751	30,531
Income (loss) before Income taxes	(195,803)	(11,808)	42,783	(1,982)	75,139
Net income (loss)	(196,664)	(11,398)	40,770	(3,855)	74,175
Net income (loss) per share:
Basic	$(1.91)	$(0.11)	$0.40	$(0.04)	$0.75
Diluted	$(1.91)	$(0.11)	$0.40	$(0.04)	$0.73
Shares used in computing basic and diluted per share amounts:
Basic	102,739	101,891	101,058	100,301	99,528
Diluted	102,739	101,891	101,361	100,301	101,205
Consolidated balance sheet data:
Cash and cash equivalents	$37,694	$83,877	$140,451	$71,417	$108,295
Working capital	111,182	284,679	284,910	301,143	298,184
Total assets	455,181	669,929	753,993	661,443	688,862
Long-term liabilities	5,808	89,920	86,290	141,176	137,994
Stockholders' equity	319,377	486,006	447,562	426,041	443,473

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" and "Risk Factors" and others discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

        Axcelis Technologies, Inc. ("Axcelis,""the Company," "we," "us," or "our"), is a worldwide producer of equipment used in the fabrication of semiconductors. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry. Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. This joint venture, which is known as SEN Corporation, an SHI and Axcelis Company ("SEN"), licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan. Upon the sale of the Company's investment in SEN, (See Note 1 to the consolidated financial statements.) Axcelis and SEN entered into a new License Agreement which allows each company to continue to use certain patents and technical information owned by the other to make and sell ion implant systems on a worldwide, royalty-free, perpetual basis. As a result of the sale, SEN is free to make and sell the licensed products worldwide, creating a new global competitor for Axcelis. Axcelis will need to use its established customer relations and infrastructure outside of Japan as well as the technical advantages of the Optima HD and Optima XE to compete against SEN as well as our existing competitors.

        Prior to the release of the Optima product line, we regularly licensed SEN to make and sell our implant systems in Japan. Axcelis is now able to compete against SEN in Japan with all Axcelis products. To do so, Axcelis needs to either expand and develop its own customer relations and infrastructure in Japan or contract with a third party to sell and support implanters in Japan. If Axcelis is not able to compete effectively with SEN, our results of operations may be adversely affected.

        As discussed in "Liquidity and Capital Resources" below, on January 15, 2009, Axcelis failed to make the required payment of approximately $85 million under an Indenture dated as of May 2, 2006 (the "Indenture") between Axcelis and U.S. Bank National Association, as trustee, relating to the Company's 4.25% Convertible Senior Subordinated Notes. On February 26, 2009, Axcelis, SHI and SEN entered into a Share Purchase Agreement pursuant to which, on March 30, 2009, sold its shares in SEN to SHI for $122.3 million net of advisory fees and expenses. A portion of the net proceeds was used to discharge, in full, the Company's obligations under the Indenture.

        The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, could fluctuate from year to year and period to period. The industry experienced a downturn beginning in the second half of 2007 which extended through 2008 and is expected to continue at least through 2009. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we could experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

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

        In both 2008 and 2007, we incurred net losses. Beginning in 2004, most customers shifted from multi wafer tools to single wafer tools for high current ion implant applications. Because we did not have a single wafer high current product, we have experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD (for high current applications) product in 2006 and have begun to gain traction with this tool at a number of customers through evaluation arrangements. As of December 31, 2008, revenue of approximately $21.3 million has been recognized on sales of the Optima HD.

        During the last four months of 2008, our stock price dropped significantly below book value. Our inability to repay our outstanding debt in January 2009 and our inability to generate sufficient cash flows to support ongoing operations, have adversely impacted our stock price. As mentioned above, we have lost significant market share in high current ion implant (the largest market segment in ion implant) over the past several years. We believe that we now have competitive products in the high current and high energy ion implant market segments, as well as dry strip. However, challenging market conditions have severely limited our ability to increase sales and market share. Additionally, in concert with the market uncertainty resulting from the current credit crisis, we believe that the economic downturn characterized by higher unemployment, lower corporate earnings, lower business investment and lower consumer spending, has severely impacted many technology manufacturers and has significantly lowered the demand for our products. The Company believes that a combination of these factors accounts for the difference between our stock trading price and our book value.

        In addition, the estimated future total available market for our products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008) in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led us to revise our short term and long term financial forecasts. As a result, we recorded charges in the fourth quarter of 2008 for the impairment of intangible and long-lived assets of $46.9 million, impairment of goodwill of $42.1 million, and excess inventory of $23.2 million.

        Continuing capital market upheavals may have an adverse effect on us because we are dependent on customer behavior. Our revenues would likely continue to decline in such circumstances and our profit margins would continue to erode. In addition, as a result of extreme prolonged events, such as the global credit crisis, we could incur significant losses. Factors such as consumer spending, business investment, and the volatility and strength of the capital markets all affect the business and economic environment, and ultimately, the amount of profitability of our business. Continuing adverse trends in the economy would likely affect our earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

        Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business, including acceptance of the Optima product line, and others relate to the uncertainties of global economies, including the availability of credit, and the state of the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and extent of these factors, we believe that based on our current market, revenue and expense forecast our existing cash and cash equivalents and the net proceeds of the sale of our SEN investment will be sufficient to satisfy our anticipated cash requirements at least through 2009. If the downturn in the semicap equipment industry continues into 2010 and our operating performance does not improve significantly as compared to the fourth quarter of 2008, it could have a significant effect on our liquidity and our ability to continue in the future as a going concern.

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

        The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention") plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately. Product revenue for products which have demonstrated market acceptance (legacy products), is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for certain customers, when both the formal acceptance and retention payment have been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

        We generally recognize systems revenue for products which have demonstrated market acceptance (legacy products), at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification. To ensure that the customer's specifications are satisfied, many customers request that new systems be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers of mature products generally do not require pre-shipment testing. We believe the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at least annually or more often if there are indicators of impairment present. Our annual test is performed during the fourth quarter of each year. As a result of declining economic conditions, along with our stock price below book value, we also performed an interim test at September 30, 2008, concluding that goodwill was not impaired. The provisions of SFAS 142 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

        Our annual test was performed during the fourth quarter of 2008. During this period, the significant decline in our stock price experienced at the end of the third quarter continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for our products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenues in the third quarter of 2008) in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led us to revise our short-term and long-term financial forecast. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable.

        SFAS 142 requires that we measure goodwill for impairment at the reporting unit level. The Company has one operating segment as defined by SFAS 131 and disclosed in Note 17 to the consolidated financial statements. At December 31, 2008, goodwill was evaluated for impairment at the component level, which is one level below the operating segment. As such, the Cleaning and Curing product line was considered the reporting unit, for purposes of evaluating goodwill for impairment.

        The impairment analysis utilized a discounted cash flow method and assumed a cash flow period of 10 years based on management's updated projections for 3 years and an additional 7 years based on additional projections and historical performance. The underlying assumptions in this 10 year forecast contemplate increased market share above current levels, improvement to gross margins while managing operating expenses at current levels. We utilized the Gordon Growth Method based upon a discount rate of 18% less the estimated growth rate of 3.0%. A variance in these assumptions could have a significant impact on the assessment as to whether goodwill may or may not be impaired.

        Based on the result of our impairment assessment of goodwill, we determined that the carrying value of our Cleaning and Curing product line exceeded its estimated fair value. Therefore, we performed the second step of the impairment test to determine the implied value of goodwill. We allocated the estimated fair value of our Cleaning and Curing product line as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our Cleaning and Curing product line and accordingly, we recorded a goodwill impairment charge of $42.1 million as of December 31, 2008.

        Estimates and assumptions used in the determination of fair value for the Cleaning and Curing product line include revenue growth rates and operating margins. These are used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and determining appropriate market comparables. We believe these assumptions to be reasonable but actual conditions are unpredictable and inherently uncertain. Actual future results may differ from out estimates.

Impairment of Intangible and Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the carrying value of intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of declining economic conditions, along with our stock price below book value, we performed an interim test at September 30, 2008, concluding that intangible and long-lived assets were not impaired.

        The significant decline in our stock price experienced at the end of the third quarter continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for our products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008) in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization.

This fourth quarter contraction in the industry led us to revise our short-term and long-term financial forecasts. Our updated financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment is measured based on the amount by which the carrying value exceeds its fair value. Fair value was based on a probability weighted cash flow forecast, discounted at a rate commensurate with the risks involved in achieving the forecasted cash flows. See notes 2, 6, 8, and 9 to the accompanying financial statements for further detail on impairment of intangible and long-lived assets.

        The estimates of future operating results and cash flows are derived from our updated long-term financial forecast. This updated long-term forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable based primarily on current product performance and customer acceptance. This forecast relies primarily on market assumptions and market share we expect to achieve. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in its relationships with significant customers. Accordingly, we will continue to perform this analysis no less than quarterly for the foreseeable future.

        As a result of this review, we recorded a total intangible assets and long-lived asset impairment charge of $46.9 million during the fourth quarter ended December 31, 2008. This charge consisted of intangibles of $8.3 million, certain other assets of $21.1 million and property, plant and equipment of $17.5 million.

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

        With the downward revisions in the fourth quarter of the estimated future total available market for our products, we revised our revenue forecasts through 2010. Based on the revised forecasts and expected inventory usages over the next two years, we increased the excess and obsolete inventory reserve by $23.2 million as of December 31, 2008. Although the Company makes every effort to ensure the accuracy of our forecasts or product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technical developments would significantly impact the value of our inventory and our reported operating results. In the future, if the Company finds that estimates are too optimistic and determine that inventory needs to be written down further, the Company will recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Revenue:
Product	77.6%	84.9%	86.3%
Service	20.7%	13.6%	11.7%
Royalties, primarily from SEN	1.7%	1.5%	2.0%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	64.5%	53.6%	50.7%
Services	10.5%	8.6%	7.8%

Total cost of revenue	75.0%	62.2%	58.5%

Gross profit	25.0%	37.8%	41.5%
Operating expenses:
Research and development	25.3%	17.8%	15.7%
Sales and marketing	17.8%	12.3%	9.9%
General and administrative	17.2%	10.3%	10.1%
Impairment of goodwill	16.8%	1.2%	0.0%
Impairment of intangibles and long lived assets	18.8%	0.0%	0.0%
Amortization of intangible assets	1.1%	0.7%	0.5%
Restructuring charges	2.7%	0.6%	0.1%

Total operating expenses	99.7%	42.9%	36.3%

Income (loss) from operations:	(74.7)%	(5.1)%	5.2%
Other income (expense):
Equity income (loss) of SEN	(1.5)%	2.6%	4.2%
Interest income	0.6%	1.2%	1.8%
Interest expense	(2.6)%	(1.6)%	(1.9)%
Other, net	(0.1)%	0.0%	(0.1)%

Total other income (expense)	(3.6)%	2.2%	4.0%

Income (loss) before income taxes	(78.3)%	(2.9)%	9.2%
Provision for/(benefit) from income taxes	0.3%	(0.1)%	0.4%

Net income (loss)	(78.6)%	(2.8)%	8.8%

Year ended December 31, 2008 in comparison to the year ended December 31, 2007

Revenue

        Revenues declined significantly in 2008 compared to 2007 and based on current industry projections are expected to decline further in 2009. The continuing decline in market conditions is expected to have a negative impact on both revenues from system sales and revenues from the Company's aftermarket business.

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $194.3 million or 77.6% of revenue in 2008, compared with $343.6 million, or 84.9% of revenue in 2007. Product revenue in 2007 and 2008 has been reduced by our loss of high current market share, as discussed above. The decline in product revenue in 2008 is also attributable to a weakening semiconductor market and a related decrease in capital spending by semiconductor manufacturers. In addition, a decrease in capacity expansion at 200mm manufacturing facilities (a portion of which relates to the overall decline in the semiconductor capital equipment market) decreased revenue from system sales by $149.3 million for 2008.

        Approximately 41% of systems revenue in 2008 was from sales of 200mm products and 59% was from sales of 300mm products, compared with 31.6% and 68.4% for sales of 200mm products and 300mm products in 2007, respectively. Despite our results, general market trends for the past several years highlight a growth in sales toward 300mm products and a decrease in expansion of facilities using 200mm products.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2008 and 2007 was $14.4 million and $40.5 million, respectively. The decline was mainly due to the decrease in overall systems revenue in 2008 and the recognition of $13.2 million of revenue deferred in 2007 related to the rollout of the Optima HD product line.

Service

        Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $51.9 million, or 20.7% of revenue for 2008, compared with $55.2 million, or 13.6% of revenue, for 2007. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service.

Royalties

        Royalty revenue was $4.1 million or 1.7% of revenue for 2008, compared with $6.1 million, or 1.5% of revenue for 2007. Royalties are earned primarily under the terms of our license agreement with SEN. Changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan. In connection with the sale of the Company's investment in SEN (see Note 1 to the consolidated financial statements.) subsequent to March 31, 2009 SEN will have no obligation to pay royalties to the Company.

Ion Implant

        Revenue from sales of ion implantation products and service accounted for $204.9 million, or 81.9% of total revenue in 2008, compared with $304.5 million, or 75.2%, of total revenue in 2007. The decline was due to the factors discussed above. Annual revenue from the sale of ion implantation products and service typically average from 70% to 80% of total revenues.

Aftermarket

        The Company's product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours as the "aftermarket" business. The revenue from our aftermarket business was $143.0 million for 2008, compared to $170.9 million for 2007. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service. The estimated future total available market for our products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenues in the third quarter of 2008), in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization. The decline of aftermarket revenue has continued through the first quarter of 2009.

Gross Profit

Product

        Gross profit from product revenue was 17.0% for 2008, compared to 36.8% for 2007, a decrease of 19.8%. Approximately 12% of the decrease pertains to an additional reserve of $23.2 million for excess inventory. The remaining 7.8% decrease is attributable to the significantly lower system sales volume (14.9%) during the year. These amounts were offset by the favorable impact of an increased mix of parts and upgrade revenue at higher margins (7.1%).

Service

        Gross profit from service revenue was 49.2% for 2008, compared to 36.8% for 2007. The increase in gross profit is attributable to service pricing increases enacted during the first quarter of 2008 driving a higher mix of profitable service support agreements and lower expenses against fixed price support contracts.

Research and Development

        Research and development expense was $63.3 million in 2008, a decrease of $8.7 million, or 12%, compared with $72.0 million in 2007. The decrease was driven primarily by completion of Optima and Integra platform development: decreased professional fee expenses ($3.4 million), decreased payroll costs ($4.8 million) and decreased project material costs ($1.3 million), offset by increased development asset amortization and depreciation costs ($0.8 million).

        Research and development expense was attributable to the following activities for 2008: 49% for new product development, 32% for improvement of existing products, and 19% for product testing.

Sales and Marketing

        Sales and marketing expense was $44.6 million in 2008, a decrease of $5.4 million, or 10.8%, compared with $50.0 million in 2007. The decrease was driven primarily by decreased payroll costs ($3.7 million), decreased professional services ($0.3 million), decreased commissions expenses ($0.4 million), decreased travel costs ($1.2 million), decreased marketing communications costs ($0.4 million) and decreased training and supplies costs ($0.5 million), offset by increased costs related to evaluation system support for our Optima platform ($1.1 million).

General and Administrative

        General and administrative expense was $43.1 million in 2008, an increase of $1.4 million, compared with $41.7 million in 2007. The increase was driven primarily by increased variable compensation costs of ($1.1 million) and increased professional fee expenses ($2.4 million) offset by lower payroll costs of ($1.4 million), lower stock compensation costs ($0.4 million) and lower travel costs ($0.3 million).

Impairment of Goodwill

        Our annual test was performed during the fourth quarter of 2008. During this period, the significant decline in our stock price experienced at the end of the third quarter continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for our products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008), in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led us to revise our short-term and long-term financial forecast. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable.

        Based on the result of our impairment assessment of goodwill, we determined that the carrying value of our Cleaning and Curing product line exceeded its estimated fair value. Therefore, we performed the second step of the impairment test to determine the implied value of goodwill. Specifically, we allocated the estimated fair value of our Cleaning and Curing product line as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, we wrote off the entire book value of goodwill of $42.1 million as of December 31, 2008.

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

Impairment of Intangibles and Long-Lived Assets

        The significant decline in our stock price experienced at the end of the third quarter continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for our products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008), in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led us to revise our short-term and long-term financial forecast. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable.

        As a result of our review of the recoverability of intangibles and long-lived assets we recorded an impairment charge of $46.9 million consisting of the entire net book value of intangible assets of $8.3 million, certain other assets of $21.1 million, and property, plant and equipment of $17.5 million. There was no impairment charge related to intangibles or long-lived assets in 2007.

Stock-based Compensation Expense

        Total stock-based compensation expense related to stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan for the years ended December 31, 2008 and 2007 was $4.7 million and $5.5 million, respectively.

        See Note 14 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further information regarding our adoption of SFAS 123R.

Restructuring

        In May and October of 2008, we implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. These reductions in force resulted in restructuring charges to expense of $3.5 million and $3.4 million respectively for separation and outplacement costs. See Note 11 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further information regarding our 2008 restructuring.

        Changes in our restructuring liability, included in amounts reported as other current liabilities, are as follows:

Severance
(in thousands)
Balance at December 31, 2007	$916
Restructuring expense	6,873
Cash payments	(7,043)

Balance at December 31, 2008	$746

Other Income (Expense)

        Equity loss attributable to SEN was $3.7 million for 2008. This is compared to equity income attributable to SEN of $10.4 million for 2007. Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan. In connection with the sale of the Company's investment in SEN (see Note 1 to the consolidated financial statements.) subsequent to March 31, 2009 the Company will no longer record equity income or loss from SEN.

        Interest income of $1.6 million for 2008, primarily relates to interest earned on cash, cash equivalents and short-term investments. Interest income decreased by $3.4 million from 2007, due primarily to lower average cash balances.

        Interest expense of $6.7 million in 2008, an increase of $0.3 million from 2007, relates primarily to the outstanding convertible senior subordinated notes which have an effective yield to maturity of 8%. The increase in interest expense in 2008 relates to the accretion of the premium due at maturity.

Income Taxes (Credits)

        We incur income tax expense relating principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses as discussed in Note 18 to the consolidated financial statements. Accordingly, our effective income tax rate is not meaningful.

Year ended December 31, 2007 in comparison to the year ended December 31, 2006

Revenue

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $343.6 million or 84.9% of revenue in 2007, compared with $398.4 million, or 86.3% of revenue in 2006. Product revenue in 2006 and 2007 was reduced by our loss of high current market share. The decline in product revenue in 2007 was also attributable to a weakening semiconductor market and a related decrease in capital spending by semiconductor manufacturers. In addition a decrease in capacity expansion at 200mm manufacturing facilities (a portion of which relates to the overall decline in the semiconductor capital equipment market) decreased revenue from system sales by $44.6 million for 2007.

        Approximately 31.6% of systems revenue in 2007 was from sales of 200mm products and 68.4% was from sales of 300mm products, compared with 42.2% and 57.8% for sales of 200mm products and 300mm products in 2006, respectively. This followed overall market trends for the past several years which show the growth in sales toward 300mm products and a decrease in expansion of facilities using 200mm products.

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

Ion Implant

        Revenue from sales of ion implantation products and services accounted for $304.5 million or 75.2% of total revenue in 2007, compared with $342.9 million, or 74.3%, of total revenue in 2006.

Aftermarket

        The revenue from our aftermarket business was $170.9 million for 2007, compared to $176.2 million for 2006. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit

Product

        Gross profit from product revenue was 36.8% for 2007, compared to 41.2% for 2006. The decrease in gross profit from product revenues is attributable to a decline in product revenue and the related under absorption of manufacturing overhead (approximately 3.2%) and lower margins on new product revenue (approximately 2.7%), offset by the favorable impact of a higher mix or upgrades and proprietary spare parts (approximately 1.4%).

Service

        Gross profit from service revenue was 36.8% for 2007, compared to 33.7% for 2006. The increase in gross profit for 2007 is attributable to improved utilization of the fixed service labor cost base.

Research and Development

        Research and development expense was $72.0 million in 2007, a decrease of $.4 million, or 0.6%, as compared with $72.4 million in 2006. The decrease was driven primarily by decreased variable compensation costs ($2.5 million), decreased professional fee expenses ($1.3 million) and decreased payroll costs ($0.6 million), offset by increased project material costs ($2.3 million) and increased development asset amortization and depreciation costs ($2.5 million).

        Research and development expense was attributable to the following activities for 2007: 57% for new product development, 28% for improvement of existing products, and 15% for product testing.

Sales and Marketing

        Sales and marketing expense was $50.0 million in 2007, an increase of $4.5 million, or 9.9%, as compared with $45.5 million in 2006. This increase was driven primarily by increased payroll costs ($2.6 million), increased costs related to evaluation system support of our Optima platform ($2.6 million) and stock compensation cost ($0.6 million), offset by lower commissions expense ($1.5 million).

General and Administrative

        General and administrative expense was $41.7 million in 2007, a decrease of $4.9 million, or 10.5%, as compared with $46.6 million in 2006. This increase was driven primarily by lower variable compensation costs ($4.6 million), lower depreciation costs ($0.7 million), lower stock compensation costs ($0.6 million) and lower lease, travel, utilities, sales tax and insurance expense ($0.4 million) offset by increased professional fee expenses ($0.9 million) and increased payroll related costs ($0.5 million).

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

        Total stock-based compensation expense related to stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan for the year ended December 31, 2007 and 2006 was $5.5 million, respectively.

        See Note 14 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further information regarding our adoption of SFAS 123R.

Restructuring

        In October of 2007, we implemented a reduction in force related to planned actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force was expected to result in a total charge to expense of approximately $3.1 million related to separation and outplacement costs, of which $2.5 million was recorded in the statement of operations at December 31, 2007.

        Changes in our restructuring liability, included in amounts reported as other current liabilities, are as follows:

	Severance	Leases	Total
	(in thousands)
Balance at December 31, 2006	$—	$1,124	$1,124
Restructuring Expense	2,506	—	2,506
Cash Payments	(1,590)	(1,124)	(2,714)

Balance at December 31, 2007	$916	$—	$916

        The 2006 lease restructuring liability relates to the consolidation of our Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts during 2005. These leases were paid over the remaining lease term, which ended December 31, 2007.

Other Income (Expense)

        Equity income attributable to SEN was $10.4 million in 2007 compared to $19.3 million in 2006. Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan.

        Interest income of $5.0 million for 2007 primarily relates to interest earned on cash, cash equivalents and short-term investments. Interest income decreased by $3.4 million from 2006 due primarily to lower average cash balances, resulting from the repayment of $74.2 million of long-term debt in January 2007.

        Interest expense of $6.4 million in 2007, a decrease of $2.7 million from 2006, relates primarily to the outstanding convertible senior subordinated notes which have an effective yield to maturity of 8%. The decrease in interest expense in 2007 is a direct result of the repayment of $74.2 million of long-term debt in January 2007.

Income Taxes (Credits)

        Income tax expense for 2007 was $0.4 million. In 2007, we determined that certain tax reserves relating to a previous tax year were no longer required. As a result, we recorded an adjustment to reduce income tax expense by $1.2 million. In addition, during the year we recorded tax benefits related to the realization of foreign tax credits, which we expected to recover approximately $1.2 million in tax refunds of amounts paid for alternative minimum taxes remitted for tax years 2004 through 2006.

Liquidity and Capital Resources

        Capital expenditures were $3.4 million and $10.4 million for the years ended December 31, 2008 and 2007, respectively. We have no significant capital projects planned for 2009 and total capital expenditures for 2009 are projected to be less than $2.0 million. Future capital expenditures beyond 2009 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

        The following represents our contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2011-2012	Thereafter
Short-term debt (including interest)	$84,937	$84,937	$—	$—	$—
Purchase order commitments	8,811	8,811	—	—	—
Operating leases	9,175	4,963	2,802	749	661

	$102,923	$98,711	$2,802	$749	$661

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	2009	2010-2011	2011-2012	Thereafter
Standby letters of credit	$8,654	$8,654	$—	$—	$—
Guarantees	3,511	3,511	—	—	—

	$12,165	$12,165	$—	$—	$—

        We have no off-balance sheet arrangements at December 31, 2008.

        Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of acceptance of the Optima product line, and others relate to the uncertainties of global economies, including the availability of credit, and the condition of the overall semiconductor equipment industry.

        During 2008, we experienced negative cash flows from operations. Cash used for operations in 2008 was predominately driven by the net loss from operations attributable to the depressed semiconductor equipment market and the resultant decline in revenues. Cash and cash equivalents at December 31, 2008 were $37.7 million, compared to $83.9 million at December 31, 2007. The $46.2 million decrease in cash and cash equivalents is mainly attributable to cash used by operations ($48.8 million) and capital expenditures ($3.4 million) offset by a decrease of restricted cash balances of $9.6 million. We also anticipate significant cash outflows from operations throughout 2009. However, we believe that based on our current market, revenue and expense forecasts our existing cash and cash equivalents and the net proceeds from the sale of our SEN investment will be sufficient to satisfy our anticipated cash requirements at least through 2009. Our 2009 forecast reflects revenue and gross margins, excluding nonrecurring charges, consistent with amounts realized in the fourth quarter of 2008 and operating expense levels that reflect cost saving initiatives implemented during 2008. If the downturn in the semicap equipment industry continues into 2010 and our operating performance does not improve significantly as compared to the fourth quarter of 2008, it could have a significant effect on our liquidity and our ability to continue in the future as a going concern.

        Our 2009 cash position will also be driven by reductions in working capital, as inventory for the Optima product line is converted into revenue.

        On March 30, 2009, pursuant to the Share Purchase Agreement with SHI and SEN, we sold all of our common shares in SEN to SHI for net proceeds of $122.3 million. We used $86.4 million of that amount to pay in full our outstanding obligations on our 4.25% Convertible Senior Subordinated Notes. After payment of our debt, our unrestricted cash balance at March 30, 2009 was approximately $69 million.

        We have net operating loss and tax credit carryforwards the tax effect of which aggregate $118.6 million at December 31, 2008. These carryforwards, which expire principally between 2018 and 2028, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions. We expect the sale of our investment in SEN to generate taxable income which we will off-set with existing net operating loss carry forwards.

        We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $12.1 million to support certain operating lease obligations, workers' compensation insurance, and certain value added tax claims in Europe, of which $8.7 million at December 31, 2008 was supported by cash pledged as collateral. The pledged cash is reflected as restricted cash on the consolidated balance sheet.

        On April 23, 2008, we entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of $50 million or specified percentages of the amounts of qualifying accounts receivable and inventory. We are currently unable to borrow against the facility because are not currently, and do not expect to become, in compliance with the financial covenants contained in the underlying credit agreement. This facility expires in April 2010. If we terminate this revolving credit facility prior to April 23, 2009, we will have to pay an early termination fee of approximately $1.0 million as the date of termination. If we terminate this revolving credit facility after April 23, 2009 but prior to its expiration, we will have to pay an early termination fee of approximately $0.5 million as of the date of termination.

        We do not currently have access to any other source of credit. We are continuing to explore new financing sources. However, in light of the current negative economic environment, including the prolonged downturn in the semiconductor and semicap equipment industries, and the negative effect it has had on the Company's results of operations, financial position, liquidity, and the lending environment,we anticipate that it would be very difficult for us to obtain significant new credit on favorable terms, if at all.

        Although our cash requirements fluctuate based on the timing and extent of a number of factors, we believe, as discussed above, that our existing cash and cash equivalents, which include the net proceeds from the sale of our investment in SEN, as well as cash generated by anticipated operations, will be sufficient to satisfy our anticipated cash requirements at least through 2009. However, if that is not the case, and we are unable to obtain additional financing if and when needed, we would be required to curtail or shut down our operations, which would materially adversely affect the prospects of our business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        Axcelis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents at December 31, 2008. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities and limiting exposure to any one issue or issuer. We do not use derivative financial instruments in managing our investment portfolio and, due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenues are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the years ended December 31, 2008 and 2007, approximately 30% and 10% of our revenues were derived from foreign operations with this inherent risk. In addition, at both December 31, 2008 and 2007, our operations outside of the United

States accounted for approximately 53% and 37% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar.

        Our investment in SEN and our royalty and equity income from SEN were subject to foreign currency exchange risks. For royalties to be received in cash and certain other accounts receivable from SEN ($0.25 million at December 31, 2008) we hedge, from time to time, our exposure to currency fluctuation through the use of forward contracts. The effect of a 10% depreciation of the Japanese Yen compared to the U.S. dollar would result in a write-down in our investment in SEN and a corresponding decrease in accumulated other comprehensive income (included in stockholders' equity) of $14.2 million at December 31, 2008.

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

Internal Control over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. A control system, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

        Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axcelis Technologies Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Axcelis Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axcelis Technologies Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Axcelis Technologies, Inc. and our report dated March 31, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 31, 2009

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2009 (the "Proxy Statement") captioned:

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
  "Share Ownership of 5% Stockholders," and

  •
  "Share Ownership of Directors and Executive Officers."

        The remainder of such information is set forth below:

Equity Plan Reserves Disclosure

        We maintain two equity compensation plans, the 2000 Stock Plan and the Employee Stock Purchase Plan. The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2008 are summarized in the following table:

Plan category	(A) Number of shares to be issued upon exercise of outstanding options	(B) Weighted-average exercise price of outstanding options	(C) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)(1)
Equity compensation plans approved by stockholders	15,523,128	$8.05	17,308,596
Equity compensation plans not approved by stockholders	—	—	—

Total	15,523,128	$8.05	17,308,596

(1)
Represents the total shares available for issuance under our 2000 Stock Plan and our Employee Stock Purchase Plan, as of December 31, 2008, as follows:

(A) 13,982,435 shares were available for future issuance under the 2000 Stock Plan. Such amount represents the total number of shares reserved for issuance under the 2000 Stock Plan (33,173,367), less 418,880 outstanding shares issued under the plan as restricted stock, 2,078,097 shares issuable upon vesting of outstanding restricted stock units, 1,170,827 shares issued upon option exercises, and the outstanding options shown in column (A), all as of December 31, 2008. This plan is generally used for grants to employees and directors and was approved by our stockholders at our 2002 annual meeting.

(B) 3,326,161 shares were available under our Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (7,500,000) less 4,173,838 shares issued through December 31, 2008. The Employee Stock Purchase Plan was approved by Eaton Corporation, as our sole stockholder prior to our initial public offering, in compliance with Internal Revenue Code Section 423.

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Report:

1)
Financial Statements:
  2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects to the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Boston, Massachusetts
March 31, 2009

 Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue
Product	$194,275	$343,555	$398,437
Service	51,880	55,179	54,073
Royalties, primarily from SEN	4,059	6,066	9,207

	250,214	404,800	461,717
Cost of revenue
Product	161,310	217,039	234,370
Service	26,289	34,900	35,833

	187,599	251,939	270,203
Gross profit	62,615	152,861	191,514
Operating expenses
Research and development	63,262	72,044	72,384
Sales and marketing	44,573	49,974	45,536
General and administrative	43,056	41,718	46,620
Impairment of goodwill	42,115	4,658	—
Impairment of intangibles and long-lived assets	46,949	—	—
Amortization of intangible assets	2,624	2,624	2,551
Restructuring charges	6,873	2,506	682

	249,452	173,524	167,773

Income (loss) from operations	(186,837)	(20,663)	23,741
Other income (expense)
Equity income (loss) of SEN	(3,667)	10,416	19,266
Interest income	1,614	5,019	8,383
Interest expense	(6,744)	(6,427)	(9,085)
Other, net	(169)	(153)	478

	(8,966)	8,855	19,042

Income (loss) before income taxes	(195,803)	(11,808)	42,783
Income taxes (credits)	861	(410)	2,013

Net income (loss)	$(196,664)	$(11,398)	$40,770

Net income (loss) per share
Basic net income (loss) per share	$(1.91)	$(0.11)	$0.40

Diluted net income (loss) per share	$(1.91)	$(0.11)	$0.40

Shares used in computing net income (loss) per share
Weighted average common shares	102,739	101,891	101,058

Weighted average dilutive common share equivalents	—	—	303

Weighted average common shares and dilutive common share equivalents	102,739	101,891	101,361

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Balance Sheet
(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$37,694	$83,877
Restricted cash	8,654	17,018
Accounts receivable, net	27,486	76,067
Inventories, net	150,113	169,278
Prepaid expenses and other current assets	17,231	32,442

Total current assets	241,178	378,682
Property, plant and equipment, net	44,432	68,101
Investment in SEN	156,677	132,911
Goodwill	—	42,115
Intangible assets, net	—	10,925
Other assets	12,894	37,195

	$455,181	$669,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,066	$27,054
Accrued compensation	15,841	17,003
Warranty	3,137	5,011
Income taxes	337	531
Deferred revenue	12,508	35,827
Other current liabilities	6,897	8,577
Current portion of convertible subordinated debt	83,210	—

Total current liabilities	129,996	94,003
Convertible subordinated debt	—	79,923
Long-term deferred revenue	1,872	4,704
Other long-term liabilities	3,936	5,293

Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 103,400 shares issued and 103,280 shares outstanding at December 31, 2008; 102,565 shares issued and 102,445 shares outstanding at December 31, 2007	103	103
Additional paid-in capital	483,546	478,726
Treasury stock, at cost, 120 shares at December 31, 2008 and 2007	(1,218)	(1,218)
Accumulated deficit	(198,479)	(1,815)
Accumulated other comprehensive income	35,425	10,210

	319,377	486,006

	$455,181	$669,929

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	100,637	$101	$466,454	$(5,385)	$(1,218)	$(31,187)	$(2,724)	$426,041

Comprehensive income
Net income	—	—	—	—	—	40,770	—	40,770
Foreign currency translation adjustments	—	—	—	—	—	—	1,816	1,816
Unrealized gain on marketable securities	—	—	—	—	—	—	37	37

Total comprehensive income	—	—	—	—	—	—	—	$42,623
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(5,385)	5,385	—	—	—	—
Exercise of stock options	265	—	1,586	—	—	—	—	1,586
Issuance of shares under Employee Stock Purchase Plan	470	—	2,266	—	—	—	—	2,266
Forfeiture of restricted common shares	(4)	—	(18)	—	—	—	—	(18)
Issuance of restricted common shares	50	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,064	—	—	—	—	5,064

Balance at December 31, 2006	101,418	101	469,967	—	(1,218)	9,583	(871)	477,562
Comprehensive loss
Net loss	—	$—	$—	$—	$—	$(11,398)	$—	$(11,398)
Foreign currency translation adjustments	—	—	—	—	—	—	10,819	10,819
Unrealized gain on marketable securities	—	—	—	—	—	—	4	4
Change in pension	—	—	—	—	—	—	258	258

Total comprehensive loss	—	—	—	—	—	—	—	$(317)
Exercise of stock options	189	1	1,081	—	—	—	—	1,082
Issuance of shares under Employee Stock Purchase Plan	586	1	2,984	—	—	—	—	2,985
Forfeiture of restricted common shares	(16)	—	—	—	—	—	—	—
Issuance of restricted common shares	388	—	(838)	—	—	—	—	(838)
Stock-based compensation expense	—	—	5,532	—	—	—	—	5,532

Balance at December 31, 2007	102,565	$103	$478,726	$—	$(1,218)	$(1,815)	$10,210	$486,006
Comprehensive loss
Net loss	—	—	—	—	—	(196,664)	—	(196,664)
Foreign currency translation adjustments	—	—	—	—	—	—	25,075	25,075
Change in pension	—	—	—	—	—	—	140	140

Total comprehensive loss	—	—	—	—	—	—	—	$(171,449)
Exercise of stock options	22	—	110	—	—	—	—	110
Issuance of shares under Employee Stock Purchase Plan	388	—	786	—	—	—	—	786
Forfeiture of restricted common shares	(12)	—	—	—	—	—	—	—
Issuance of restricted common shares	437	—	(785)	—	—	—	—	(785)
Stock-based compensation expense	—	—	4,709	—	—	—	—	4,709

Balance at December 31, 2008	103,400	$103	$483,546	$—	$(1,218)	$(198,479)	$35,425	$319,377

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(196,664)	$(11,398)	$40,770
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Equity (income) loss of SEN	3,667	(10,416)	(19,266)
Depreciation and amortization	20,947	19,287	17,586
Deferred income taxes	189	(91)	(209)
Amortization of intangible assets	2,624	2,624	2,551
Accretion of premium on convertible debt	3,287	3,036	1,887
Stock-based compensation expense	4,709	5,532	5,475
Impairment of goodwill	42,115	4,658	—
Impairment of intangibles and long-lived assets	46,949	—	—
Provision for excess inventory	24,631	5,018	5,797
Cash dividend from SEN	2,016	12,424	—
Changes in operating assets & liabilities
Accounts receivable	48,644	(1,537)	6,704
Inventories	(6,942)	(10,718)	(53,132)
Prepaid expenses and other current assets	14,991	(4,690)	6,503
Accounts payable & other current liabilities	(23,330)	(24,989)	21,402
Deferred revenue	(26,151)	6,666	(7,452)
Income taxes	(162)	(2,455)	868
Other assets and liabilities	(10,239)	(24,055)	(10,466)

Net cash provided by (used for) operating activities	(48,719)	(31,104)	19,018
Cash flows from investing activities
Purchase of marketable securities	—	(13,000)	(72,329)
Sales and maturities of marketable securities	—	76,200	103,763
Expenditures for property, plant, and equipment	(3,407)	(10,386)	(6,924)
Decrease (increase) in restricted cash	9,624	(4,862)	(924)

Net cash provided by (used for) investing activities	6,217	47,952	23,586
Cash flows from financing activities
Proceeds from issuance of convertible debt		—	24,217
Repayment of convertible debt	—	(74,217)	—
Proceeds from exercise of stock options	110	1,082	1,586
Proceeds from Employee Stock Purchase Plan	786	1,822	1,930

Net cash provided by (used for) financing activities	896	(71,313)	27,733
Effect of exchange rate changes on cash	(4,577)	(2,109)	(1,303)

Net increase (decrease) in cash and cash equivalents	(46,183)	(56,574)	69,034
Cash and cash equivalents at beginning of period	83,877	140,451	71,417

Cash and cash equivalents at end of period	$37,694	$83,877	$140,451

Cash paid for interest	$3,188	$4,765	$5,802
Cash paid for income taxes	$1,064	$2,981	$2,867

See accompanying Notes to these Consolidated Financial Statements

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

        In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry. Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. This joint venture, which is known as SEN Corporation, an SHI and Axcelis Company ("SEN"), licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan. Upon the sale of the Company's investment in SEN, as described in the following paragraph, Axcelis and SEN entered into a new License Agreement which allows each company to continue to use certain patents and technical information owned by the other to make and sell ion implant systems on a worldwide, royalty-free, perpetual basis. As a result of the sale, SEN is free to make and sell the licensed products worldwide, creating a new global competitor for Axcelis. Axcelis will need to use its established customer relations and infrastructure outside of Japan as well as the technical advantages of the Optima HD and Optima XE to compete against SEN as well as our existing competitors.

        Prior to the release of the Optima product line, we regularly licensed SEN to make and sell our implant systems in Japan. Axcelis is now able to compete against SEN in Japan with all Axcelis products. To do so, Axcelis needs to either expand and develop its own customer relations and infrastructure in Japan or contract with a third party to sell and support implanters in Japan. If Axcelis is not able to compete effectively with SEN, our results of operations may be adversely affected.

        As discussed in Note 12 below, on January 15, 2009, Axcelis failed to make the required payment of approximately $85 million under an Indenture dated as of May 2, 2006 (the "Indenture") between Axcelis and U.S. Bank National Association, as trustee (the "Trustee"), relating to the Company's 4.25% Convertible Senior Subordinated Notes (the "Notes"). Such failure constituted an event of default under the Indenture. On February 26, 2009, Axcelis, SHI, and SEN entered into a Share Purchase Agreement pursuant to which Axcelis agreed to sell to SHI all of Axcelis' common shares in SEN in exchange for a cash payment of 13 billion Yen on the later of March 31, 2009 or the date on which certain closing conditions are satisfied. On March 2, 2009, the Company purchased a foreign exchange option to hedge the proceeds from the transaction. The option insured proceeds of approximately $132.7 million before advisor fees and other expenses. On March 30, 2009, the Company completed the sale of SEN for proceeds of $122.3 million net of $10.5 million in advisor fees and other expenses. A portion of the net proceeds were used to discharge the Company's obligations under the Indenture in full.

        During 2008, the Company experienced negative cash flows from operations. Cash used for operations in 2008 was predominately driven by the net loss from operations attributable to the depressed semiconductor equipment market and the resultant decline in revenues. Cash and cash equivalents at December 31, 2008 were $37.7 million, compared to $83.9 million at December 31, 2007. The $46.2 million decrease in cash and cash equivalents is mainly attributable to cash used by operations ($48.8 million) and capital expenditures ($3.4 million) offset by a decrease of restricted cash balances of $9.6 million. The Company also anticipate significant cash outflows from operations throughout 2009. However, the Company believes that based on its current market, revenue and expense forecasts its existing cash and cash equivalents and the net proceeds from the sale of its SEN investment will be sufficient to satisfy its anticipated cash requirements at least through 2009. The Company's 2009 forecast reflects revenue and gross margins, excluding nonrecurring charges, consistent with amounts realized in the fourth quarter of 2008 and operating expense levels that reflect cost saving initiatives implemented during 2008. If the downturn in the semicap equipment industry continues into 2010 and the Company's operating performance does not improve significantly as compared to the fourth quarter of 2008, it could have a significant effect on the Company's liquidity and its ability to continue in the future as a going concern.

        The Company does not currently have access to any other source of credit. The Company is continuing to explore new financing sources. However, in light of the current negative economic environment generally, and the lending environment specifically, the Company anticipates that it would be very difficult to obtain significant new credit on favorable terms, if at all.

Note 2.    Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Axcelis and its wholly-owned, controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used to account for the Company's 50% investment in SEN.

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

        Unrealized gains and losses on cash equivalents are included in accumulated other comprehensive income (loss) in stockholders equity until realized.

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

        Axcelis records an allowance for estimated excess inventory. The allowance is determined using management's assumptions of materials usage, based on estimates of demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

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

Impairment of Intangibles and Long-Lived Assets

        In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company records impairment losses on intangibles and long-lived assets when events and circumstances indicate that long-lived assets might not be recoverable. As a result of declining economic conditions, along with its stock price below book value, the Company performed an interim test at September 30, 2008, concluding that intangible and long-lived assets were not impaired.

        The significant decline in the Company's stock price experienced at the end of the third quarter continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for the Company's products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and we experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008) in our aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led the Company to revise its short-term and long-term financial forecast. The Company's updated long-term financial forecast represents the best estimate that management has at this time and the Company believes that its underlying assumptions are reasonable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment is measured based on the amount by which the carrying value exceeds its fair value. Fair value was based on a probability weighted cash flow forecast, discounted at a rate commensurate with the risks involved in achieving the forecasted cash flows.

        The estimates of future operating results and cash flows are derived from the Company's updated long-term financial forecast. This updated long-term forecast represents the best estimate that the Company has at this time and the Company believes that its underlying assumptions are reasonable based primarily on current product performance and customer acceptance. This forecast relies primarily on market assumptions and market share Axcelis expects to achieve. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base, or a material negative change in its relationships with significant customers. Accordingly, the Company will continue to perform this analysis no less than quarterly for the foreseeable future.

        As discussed in Note 6, 8 and 9 to the consolidated financial statements, the Company recorded a total intangible and long-lived asset impairment charge of $46.9 million. This charge consists of writing off the net book value of all its intangibles of $8.3 million, certain other assets of $21.1 million and property, plant and equipment of $17.5 million.

Intangible Assets

        Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Developed technology	5 to 10 years
Customer list	10 years
Software licenses	5 years

        See Note 8 regarding impairment of intangible assets.

Goodwill

        In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company reviews goodwill for impairment at least annually or more often if there are indicators of impairment present. The Company's annual test is performed during the fourth quarter of each year. As a result of the declining economic conditions, along with our stock price below book value, the Company also performed an interim test at September 30, 2008, concluding that goodwill was not impaired. The provisions of SFAS 142 require a two step impairment test to be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied value, then the Company would record an impairment loss equal to the difference.

        The Company's annual test was performed during the fourth quarter of 2008. During this period, the significant decline in the Company's stock price experienced at the end of the third quarter continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for the Company's products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and the Company experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008) in its aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led the Company to revise its short-term and long-term financial forecast. The Company's updated long-term financial forecast represents the best estimate that management has at this time and the Company believes that its underlying assumptions are reasonable.

        SFAS 142 requires that the Company measure goodwill for impairment at the reporting unit level. The Company has one operating segment as defined by SFAS 131 and disclosed in Note 17 to the consolidated financial statements. At December 31, 2008, goodwill was evaluated for impairment at the component level, which is one level below the operating segment. As such, the Cleaning and Curing product line was considered the reporting unit, for purposes of evaluating goodwill for impairment.

        Estimates and assumptions used in the determination of fair value for the Cleaning and Curing product line include revenue growth rates and operating margins. These are used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and determining appropriate market comparables. The Company believes these assumptions to be reasonable but actual conditions are unpredictable and inherently uncertain. Actual future results may differ from out estimates.

        The Company's impairment analysis utilized a discounted cash flow method. The Company assumed a cash flow period of 10 years based on management's updated projections for 3 years and an additional 7 years based on additional projections and historical performance. The underlying assumptions in this 10 year forecast contemplate increased market share above current levels, improvement to gross margins while managing operating expenses at current levels. The Company utilized the Gordon Growth Method based upon a discount rate of 18% less the estimated growth rate of 3%. A variance in these assumptions could have a significant impact on the assessment as to whether goodwill may or may not be impaired.

        As discussed in Note 7 to the consolidated financial statements, during the fourth quarter the Company conducted analyses of the potential impairment of goodwill and concluded that goodwill was impaired by $42.1 million at December 31, 2008.

Concentration of Risk

        Financial instruments, which potentially expose Axcelis to concentrations of credit risk, consist principally of accounts receivable and cash equivalents. Axcelis' customers consist of semiconductor manufacturers located throughout the world. Axcelis' net sales to its ten largest customers accounted for 51.5%, 57.8%, and 54.9% of revenue in 2008, 2007, and 2006, respectively.

        Axcelis performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. For selected overseas sales, Axcelis requires customers to obtain letters of credit before product is shipped. Axcelis maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts monthly. The Company does not have any off-balance-sheet credit exposure related to its customers.

        Axcelis' exposure to market risk for changes in interest rates relates primarily to cash equivalents. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities and limiting exposure to any one issue or issuer. The Company does not use derivative financial instruments to manage its investment portfolio and does not expect operating results or cash flows to be affected to any significant degree by any change in market interest rates.

        Some of the components and sub-assemblies included in the Company's products are obtained either from a sole source or a limited group of suppliers. Disruption to the Company's supply source, resulting either from depressed economic conditions or other factors, could affect its ability to deliver products to its customers.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on the Company's marketable securities and the effects of the minimum pension liability.

        The following table shows the cumulative components of other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Foreign currency translation adjustments	$35,285	$9,952	$(867)
Unrealized loss on securities	—	—	(4)
Pension benefit adjustment	140	258	—

Total accumulated comprehensive income	$35,425	$10,210	$(871)

Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The fair value of the Company's convertible subordinated debentures is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.

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

        The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention") plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately. Product revenue for products which have demonstrated market acceptance (legacy products), generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for certain customers, when both the formal acceptance and retention payment have been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

        The Company generally recognizes revenue for products which have demonstrated market acceptance (legacy products), at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification. To ensure that the customer's specifications are satisfied, many customers request that new systems be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers of mature products generally do not require pre-shipment testing. The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

        Royalty revenue is primarily earned under the terms of the Company's license agreement with SEN. Royalty revenue is recorded at the time SEN notifies the Company that royalties have been earned.

        Product revenue includes revenue from system sales, sales of spare parts, the spare parts component of maintenance and service contracts and product upgrades. Service revenue includes the labor component of maintenance and service contract amounts charged for on-site service personnel.

Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenue.

Stock-Based Compensation

        SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R") requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures.

        The Company adopted SFAS No. 123R, effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 includes: (a) stock options, restricted stock and restricted stock units granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) shares issued in offerings under the Employee Stock Purchase Plan with offering periods commencing January 1, 2006 and stock options, restricted stock and restricted stock units granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes valuation model in accordance with the provisions of SFAS No. 123R. Expense is recognized ratably over the requisite service period. Under the modified prospective transition method, results for prior periods were not restated.

        See Note 14 for additional information relating to stock-based compensation.

Income Taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. SFAS No. 109, Accounting for Income Taxes requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

        For the year ended December 31, 2008, the Company has excluded 0.1 million incremental shares attributable to restricted stock and restricted stock units from the computation of diluted earnings per share as their effect would be anti-dilutive. For the year ended December 31, 2007, the Company has excluded 0.2 million incremental shares attributable to outstanding stock options and 0.3 million incremental shares attributable to restricted stock and restricted stock units from the computation of diluted earnings per share as their effect would be anti-dilutive. In addition, for the assumed conversion of the Company's convertible debt to common stock, 4.2 million shares, 4.0 million shares, and 7.5 million shares, computed using the if converted method, were excluded from the computation of diluted earnings per share for years ended December 31, 2008, 2007, and 2006, respectively, as the effect of conversion would be anti-dilutive. These stock options, restricted stock awards, restricted stock units and conversions could, however, become dilutive in future periods.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company's financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to; 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

Note 3.    Restricted Cash

        The components of restricted cash are as follows:

	December 31,
	2008	2007
	(in thousands)
Cash collateralizing standby letters of credit	$8,654	$13,915
Bank guarantees	—	3,103

	$8,654	$17,018

        In addition to guarantees that are cash collateralized, the Company has guarantees and surety bonds related to value added tax claims and refunds in Europe of approximately $3.5 million at December 31, 2008.

Note 4.    Accounts Receivable, net

        The components of accounts receivable are as follows:

	December 31,
	2008	2007
	(in thousands)
Trade receivables	$30,031	$78,994
Allowance for doubtful accounts	(2,545)	(2,927)

	$27,486	$76,067

Note 5.    Inventories, net

        The components of inventories are as follows:

	December 31,
	2008	2007
	(in thousands)
Raw materials	$93,996	$95,289
Work in process	35,977	41,018
Finished goods (completed systems)	20,140	32,971

	$150,113	$169,278

        When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.

        As of December 31, 2008 and 2007, the inventory is stated net of inventory reserves of $47.7 million and $25.1 million respectively. As a result of the downward revisions of the estimated future total available market for the Company's products in the fourth quarter of 2008, the Company revised its revenue forecasts through 2010. Based on the revised forecasts and expected inventory usages over the next two years, the Company increased its excess and obsolete inventory reserve by $23.2 million as of December 31, 2008.

Note 6.    Property, Plant and Equipment, net

        The components of property, plant and equipment are as follows:

	December 31,
	2008	2007
	(in thousands)
Land and buildings	$79,988	$78,678
Machinery and equipment	—	66,144
Construction in process	—	6,493

	79,988	151,315
Accumulated depreciation	(35,556)	(83,214)

	$44,432	$68,101

        Depreciation expense was $8.1 million, $8.7 million, and $8.9 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

        During the fourth quarter of 2008, the Company recorded an impairment charge related to property, plant and equipment of $17.5 million. The Company had an appraisal completed to value its land and buildings which indicated that the fair value was in excess of carrying value. Other items within property, plant and equipment were determined to have inconsequential fair value and, accordingly, the carrying value of these assets was reduced to zero. (See Note 2.)

        The Company did not record an impairment charge related to property, plant and equipment in 2007.

Note 7.    Goodwill

        As a result of the Company's impairment assessment of goodwill, the Company determined that the carrying value of the Cleaning and Curing product line exceeded its estimated fair value. Therefore, the Company performed the second step of the impairment test to determine the implied value of goodwill. Specifically the Company allocated the estimated fair value of the Cleaning and Curing product line as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of this analysis indicated that there was no remaining implied value attributable to goodwill and accordingly, the Company recorded a goodwill impairment charge of $42.1 million in the fourth quarter of 2008.

        In 2007, a goodwill impairment charge of $4.7 million was recorded relating to the RTP and Photostabilization/Curing product lines. (See Note 2.)

Note 8.    Intangible Assets, net

        The components of intangible assets are as follows:

	December 31, 2008				December 31, 2007
	Cost	Accumulated Amortization	Impairment of long lived assets	Net Book Value	Cost	Accumulated Amortization	Impairment of long lived assets	Net Book Value
	(in thousands)
Developed technology	$48,030	$40,550	$7,480	$—	$48,030	$38,191	$—	$9,839
Customer list	903	506	397	—	903	416	—	487
Software licenses	877	453	424	—	877	278	—	599

	$49,810	$41,509	$8,301	$—	$49,810	$38,885	$—	$10,925

        Amortization expense for intangible assets was $2.6 million, for each of the years ended December 31, 2008, 2007, and 2006, respectively.

        During the fourth quarter of 2008, the Company reviewed the recoverability of intangible assets under SFAS 144. In connection with this analysis, management determined that there were no future cash flows associated with these assets and therefore no fair value was ascribed to them. As a result, the Company recorded a non-cash impairment charge of $8.3 million in the fourth quarter of 2008. (See Note 2.)

        The Company did not record an impairment charge related to intangible assets in 2007.

Note 9.    Other Assets

        Included in amounts reported as other assets are the net book value of products manufactured by the Company for internal use as follows:

December 31,
2008	2007
(in thousands)
$16,959	$82,447
(5,308)	(48,138)

$11,651	$34,309

        These products are used in-house for research and development, training, and customer demonstration purposes. Costs are amortized to expense over three to five years. Amortization expense was $11.4 million, $9.2 million, and $7.6 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

        The Company recorded an impairment charge to other assets of $21.1 million in the fourth quarter of 2008 in connection with this impairment analysis under SFAS 144. The sum of the expected undiscounted future cash flows of the long lived asset group that included these assets was less than the carrying amount of the asset group. The measure of impairment for these assets was based upon an analysis of the fair value compared to the carrying value as described in Note 2. The Company established the fair value of the other assets based upon its best alternative use, which would be the sale of these tools as used inventory. The Company has a history of used tool sales that supports a range of fair value for these assets. The timing of the impairment event in the fourth quarter primarily relates to the sustained industry downturn and an anticipated decrease in future cash flows derived from the long-lived asset group that includes these internal use tools, including significant change in the manner in which other assets were being used resulting in excess and or idle tools. These charges were primarily related to the sustained industry downturn and an anticipated decrease in future cash flows derived from other assets being used in research and development activities.

Note 10.    Restructuring Charges

        In October of 2008, the Company implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. This reduction in force will result in a restructuring charge to expense of approximately $3.9 million principally for separation and outplacement costs, of which $3.4 million was recorded in the fourth quarter of 2008 and the remainder will be recorded in the first quarter of 2009. A total of $2.9 million has been paid through December 31, 2008.

        In May 2008, the Company implemented a reduction in force in connection with planned actions taken by management to control costs to provide future profitability and conserve cash. This reduction in force resulted in a total charge to expense of approximately $3.6 million principally for separation and outplacement costs, of which $3.5 million has been recognized as expense through December 31,

2008. The remaining $0.1 million is expected to be recognized in the first quarter of 2009. A total of $3.4 million has been paid through December 31, 2008.

        Change in the Company's restructuring liability, included in amounts reported as other liabilities, is as follows:

Severance
(in thousands)
Balance at December 31, 2007	$916
Restructuring expense	6,873
Cash payments	(7,043)

Balance at December 31, 2008	$746

        In October of 2007, the Company implemented a reduction in force to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force resulted in a total charge to expense of approximately $3.1 million related to separation and outplacement costs, of which $2.5 million was recorded in the statement of operations at December 31, 2007. For the years ended December 31, 2008 and 2007, payments made in connection with this plan were $0.7 million and $1.6 million, respectively. As of December 31, 2008, there was approximately $0.1 million in other liabilities related to the October 2007 restructuring.

        The 2006 lease restructuring liability relates to the consolidation of the Company's Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts during 2005. These leases were paid over the remaining lease term, which ended December 31, 2007.

        Changes in the Company's restructuring liability, included in amounts reported as other liabilities, for the year ended December 31, 2007 are as follows:

	Severance	Leases	Total
	(in thousands)
Balance at December 31, 2006	$—	$1,124	$1,124
Restructuring expense	2,506	—	2,506
Cash payments	(1,590)	(1,124)	(2,714)

Balance at December 31, 2007	$916	$—	$916

        For the year ended December 31, 2006, the Company recorded restructuring charges of $0.7 million primarily related to a reevaluation of the assumptions used in determining the fair value of certain lease obligations related to facilities abandoned in a previous restructuring. The revised assumptions, including lower estimates of expected sub-rental income over the remainder of the lease terms and expected lease termination costs associated with exiting a portion of the facilities, were based on management's evaluation of the commercial rental market. The above mentioned charges are net of a credit of $0.3 million to previously recognized restructuring charges relating primarily to the adjustment for severance and other one-time termination benefits associated with reduction in force actions and the consolidation of the Company's Rockville, Maryland operations into its headquarters and manufacturing facility located in Beverly, Massachusetts. In addition to the amounts reported as restructuring charges, $0.3 million of relocation and other incremental expenses related to the consolidation of the Rockville, Maryland operations are included in general and administrative expense for the year ended December 31, 2006.

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

        Changes in the Company's product warranty liability are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at January 1 (beginning of year)	$6,245	$6,472	$7,166
Warranties issued during the period	2,564	6,625	9,231
Settlements made during the period	(5,419)	(6,306)	(6,513)
Changes in estimate of liability for pre-existing warranties during the period	140	(546)	(3,412)

Balance at December 31 (end of year)	$3,530	$6,245	$6,472

Amount classified as current	$3,137	$5,011	$5,229
Amount classified as long-term	393	1,243	1,243

Total Warranty Liability	$3,530	$6,254	$6,472

Note 12.    Financing Arrangements

Convertible Subordinated Debt

        On January 15, 2009, Axcelis failed to make the required payment of approximately $85 million under an Indenture dated as of May 2, 2006 (the "Indenture") between Axcelis and U.S. Bank National Association, as trustee (the "Trustee"), relating to the Company's 4.25% Convertible Senior Subordinated Notes (the "Notes"). Such failure constituted an event of default under the Indenture. Pursuant to the Indenture and as a result of the failure by Axcelis to make the required payment, Axcelis was required to pay, upon demand of the Trustee, the entire overdue amount, plus interest at a rate of 8.0% per annum, plus certain additional costs and expenses associated with the collection of such amounts. In January 2009, the Trustee filed a Complaint in US District Court in New York seeking a judgment for the amount due on the Notes. In February 2009, as an inducement to enter into the Share Purchase Agreement dated February 26, 2009 with Sumitomo Heavy Industries, Ltd. and SEN Corporation, an SHI and Axcelis Company (see Note 1.), the Trustee confirmed in writing that judgment would not be entered in their litigation against Axcelis until after April 13, 2009, during which time it was contemplated that the closing under the Share Purchase Agreement would occur. On March 30, 2009, the Company completed the sale of SEN for proceeds of $122.3 million net of $10.5 million in advisor fees and other expenses. A portion of the net proceeds was used for a direct repayment of all amounts due under the Indenture resulting in an extinguishment of the debt in full.

        The Notes were issued in May 2, 2006, under an exchange and purchase agreement pursuant to which the holder of an aggregate of approximately $50.8 million of the Company's $125 million of 4.25% Convertible Subordinated Notes due January 15, 2007 issued in January 2002 (the "2002 Notes"), agreed to exchange its 2002 Notes for $50.8 million in aggregate principal amount of the Notes, plus accrued and unpaid interest on the 2002 Notes through the closing date of the exchange. In addition, the Company issued this holder an additional $24.2 million of Notes, resulting in an aggregate of $75 million of Notes outstanding. The Company repaid the remaining $74.2 million of outstanding 2002 Notes in January 2007.

        On April 23, 2008, the Company entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of $50 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The Company is currently unable to borrow against the facility because it is not currently, and do not expect to become, in compliance with the financial covenants contained in the underlying credit agreement. This facility expires in April 2010. If the Company terminates this revolving credit facility prior to April 23, 2009, the Company will have to pay an early termination fee of approximately $1.0 million as the date of termination. If the Company terminates this revolving credit facility after April 23, 2009 but prior to its expiration, the Company will have to pay an early termination fee of approximately $0.5 million as of the date of termination.

Note 13.  Defined Contribution Plan

        The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees were eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to IRS limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. Through 2008, the Company matched employee contributions in an amount equal to the greater of (A) 100% of the employee's pre-tax contributions up to one thousand dollars or (B) 50% of the employee's pre-tax contributions, up to the first 6% of eligible compensation. Under this plan, approximately $1.6 million, $2.2 million, and $2.2 million was recognized as expense for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 14.  Stock Award Plans and Stock-Based Compensation

2000 Stock Plan

        The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the "2000 Plan"), a stock award and incentive plan which permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to selected employees, directors and consultants of the Company. The 2000 Plan originally reserved 18.5 million shares of common stock for future grant, which amount was subsequently increased to 33.2 million shares of common stock. The 2000 Plan expires in 2012. At December 31, 2008 there were 14.0 million shares of common stock available for future grant. At December 31, 2008, stock awards outstanding under the 2000 Plan included stock options, restricted stock and restricted stock units.

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

        Under the 2000 Plan, fair market value is defined as the closing price of a share of the common stock on the Nasdaq Global Select Market as of any applicable date, as long as the Company's shares are traded on such exchange.

Grant-Date Fair Value

        For the purpose of valuing stock options, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Weighted-average expected volatility	76.5%	58.4%	58.4%
Weighted-average expected term (in years)	5.5	4.2	4.2
Risk-free interest rate	1.6-2.4%	3.5-5.1%	4.3-5.1%
Expected dividend yield	0%	0%	0%

        Expected volatility—The Company is responsible for estimating volatility and has considered a number of factors when estimating volatility. The Company's method of estimating expected volatility for all stock options granted relies on a combination of historical and implied volatility. The Company believes that this blended volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's current expectations of future volatility.

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

Stock-Based Compensation Expense

        The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and SEC SAB No. 107. The fair value of the Company's restricted stock and restricted stock units was calculated based upon the fair market value of the Company's stock at the date of grant.

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

        The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award. The Company currently expects, based on a historical analysis, a forfeiture rate of 10% per year, including executive officer awards.

        Under SFAS No. 123R, the Company recognized stock-based compensation expense of $4.7 million $5.5 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. For 2008, the Company primarily used stock options in its annual share-based payment program. For 2007 and 2006 the Company used restricted stock units in its annual share-based payment program for employees, while continuing to use stock options for new hire grants. As a result, restricted stock units comprised the majority of equity grants in 2007 and 2006.

        SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this change had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2008, 2007 and 2006.

Stock Options

        The following table summarizes the stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2005	13,464	$11.81
Granted	670	5.14
Exercised	(265)	5.98
Canceled	(204)	6.52
Expired	(860)	11.71

Outstanding at December 31, 2006	12,805	$11.68
Granted	385	4.93
Exercised	(191)	5.71
Canceled	(114)	6.33
Expired	(1,451)	11.47

Outstanding at December 31, 2007	11,434	$11.65

Granted	5,333	0.71
Exercised	(20)	5.01
Canceled	(196)	5.42
Expired	(1,027)	10.75

Outstanding at December 31, 2008	15,524	$8.05	5.65	$15

Exercisable at December 31, 2008	9,805	$12.13	3.27	$—

Options Vested or Expected to Vest at December 31, 2008(1)	13,898	$8.88	5.24	$352

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        Of the options outstanding at December 31, 2008, 2007, and 2006, 9,805, 10,467, and 11,304, respectively, were vested and exercisable with a weighted average exercise price of $12.13, $12.21, and $12.38, respectively. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) for the years ended December 31, 2008, 2007 and 2006 was $0.0, $0.3 and $0.3 million, respectively.

        The total fair value of stock options vested during the year ended December 31, 2008 was $1.5 million. As of December 31, 2008, there was $2.4 million of total forfeiture adjusted unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 3.12 years.

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

        Changes in the Company's non-vested restricted stock and restricted stock units for the years ended December 31, 2008, 2007, and 2006 are as follow:

	Shares/units	Weighted-Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at December 31, 2005	1,063	$7.04
Granted	927	6.01
Vested	(137)	7.90
Forfeited	(22)	7.84

Outstanding at December 31, 2006	1,831	$6.44
Granted	1,178	6.03
Vested	(476)	6.60
Forfeited	(423)	6.24

Outstanding at December 31, 2007	2,110	$6.22
Granted	203	4.60
Vested	(568)	6.43
Forfeited	(133)	6.28

Outstanding at December 31, 2008	1,612	$5.94

        As of December 31, 2008, there was $5.6 million of total forfeiture adjusted unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be amortized over a weighted average amortization period of 1.84 years.

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

        Under SFAS No. 123R, the Purchase Plan is considered compensatory and as such, compensation expense has been recognized beginning January 1, 2006. Compensation expense is computed based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense for the years ended December 31, 2008, 2007, and 2006 was $0.1 million, $0.3 million, and $0.3 million respectively.

        As of December 31, 2008, there were a total of 3.3 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.4, 0.6, and 0.5 million shares purchased under the Purchase Plan for the years ended December 31, 2008, 2007, and 2006 respectively.

Note 15.  Stockholders' Equity

Preferred Stock

        The Company may issue up to 30 million shares of preferred stock in one or more series. The Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In June 2000, the Board of Directors authorized and designated 3 million shares of preferred stock as Series A Participating Preferred Stock for issuance pursuant to the Company's Shareholder Rights Plan discussed below. As of December 31, 2008 and 2007, there were no outstanding shares of preferred stock.

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

Other Reserved Shares

        At December 31, 2008, there were 4.2 million shares of common stock reserved for issuance upon conversion of the Notes.

Note 16.  Commitments and Contingencies

Lease Commitments

        The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2015. Rental expense was $6.9 million, $6.9 million, and $6.2 million under operating leases, excluding amounts recorded as a component of restructuring expense, for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease commitments on non-cancelable operating leases are as follows:

Year ended December 31,	Operating Leases
(in thousands)
2009	$4,963
2010	2,802
2011	749
2012	292
2013	281
Thereafter	88

$9,175

Purchase Commitments

        The Company has non-cancelable contracts and purchase orders for inventory of $8.8 million at December 31, 2008.

Litigation

        In January 2009, theTrustee under the Indenture relating to the Company's 4.25% Convertible Senior Subordinated Notes (the "Notes"), filed a Complaint in US District Court in New York seeking a judgment for the amount due on the Notes, (a total payment of approximately $85 million). This litigation relates to the Company's failure to pay the principal and interest due on the Notes on January 15, 2009, discussed in the Management's Discussion and Analysis above. In February 2009, as an inducement to enter into the Share Purchase Agreement dated February 26, 2009 (the "Share Purchase Agreement") with Sumitomo Heavy Industries, Ltd. ("SHI") and SEN Corporation, an SHI and Axcelis Company ("SEN"), the Trustee confirmed in writing that judgment will not be entered in this litigation until after April 13, 2009, during which time it was contemplated that the closing under the Share Purchase Agreement would occur. On March 30, 2009, the Company completed the sale of SEN for net proceeds of $122.3 million net of $10.5 million of advisor fees and other expenses. A portion of the net proceeds was used in the direct repayment of all amounts due under the Indenture. As a result of the payment, the trustee for the Notes will withdraw litigation filed in connection with Axcelis' default on the Notes. (See note 12.)

        The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

        Prior to the sale, SEN and Axcelis were engaged in an arbitration initiated by Axcelis to establish a basis for setting the royalty for a single wafer, high current ion implant system known as the SHX. SEN had filed counter claims which Axcelis believed had no merit. In January 2009, the Company and SEN agreed to suspend the arbitration indefinitely. In connection with the sale of SEN, this arbitration will be dismissed by both parties.

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

        Axcelis' ion implantation systems product line includes high current, medium current and high energy implanters. Other products include dry strip equipment, curing systems, and thermal processing systems. In addition to equipment, Axcelis provides post-sales equipment service and support, including spare parts, equipment upgrades, maintenance services and customer training.

        Revenues by product line are as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Ion implantation systems, services, and royalties	$204,886	$304,529	$342,885
Other products systems, services, and royalties	45,328	100,271	118,832

	$250,214	$404,800	$461,717

        Revenues and long-lived assets by geographic region based on the physical location of the operation recording the sale or the asset are as follows:

	Revenue	Long-Lived Assets
	(in thousands)
2008
United States	$175,041	$44,432
Europe	29,605	—
Asia Pacific	45,568	—

	$250,214	$44,432

2007
United States	$316,467	$66,845
Europe	35,629	518
Asia Pacific	52,704	738

	$404,800	$68,101

2006
United States	$369,920	$65,347
Europe	37,231	588
Asia Pacific	54,566	743

	$461,717	$66,678

        Long-lived assets consist of property, plant and equipment, net. Operations in Europe and Asia Pacific consist of sales and service organizations.

        International revenues, including export sales from U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches, and royalties were $161.9 million (64.7% of total revenues) in 2008, $271.2 million (67.0% of total revenues) in 2007, and $309.9 million (67.1% of total revenues) in 2006.

        One customer accounted for 11.7% of revenue and 12% of consolidated accounts receivable at December 31, 2008. One customer accounted for 12.2% of revenue and 24.1% of consolidated accounts receivable at December 31, 2007. No single customer accounted for more than 10% of revenue or consolidated accounts receivable at December 31, 2006.

Note 18.  Income Taxes

        Income (loss) before income taxes are as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
United States	$(193,451)	$(28,121)	$19,501
Foreign	1,315	5,897	4,016
Equity income (loss) of SEN	(3,667)	10,416	19,266

Income (loss) before income taxes	$(195,803)	$(11,808)	$42,783

        Income taxes (credits) are as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Current:
United States
Federal	$8	$(1,574)	$988
State	136	185	200
Foreign	528	1,070	1,034

Total current	672	(319)	2,222

Deferred:
United States		—	—
Foreign	189	(91)	(209)

Total deferred	189	(91)	(209)

Income taxes (credits)	$861	$(410)	$2,013

        Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Income taxes (credit) at the United States statutory rate	$(68,531)	$(4,132)	$14,974
State income taxes, net of federal income tax benefit	136	185	130
Realized net operating loss carryforwards	—	—	(4,217)
Impairment of goodwill	14,740	—	—
Unremitted earnings of foreign subsidiaries	5,965
Change in valuation allowance	45,586	5,856	—
Foreign income tax rate differentials	68	(497)	(581)
Equity (income) loss of SEN	1,283	(2,187)	(6,743)
Reversal of income tax liabilities recorded in prior years	—	(1,294)	—
Other, net	1,614	1,659	(1,550)

Income taxes (credits)	$861	$(410)	$2,013

        Significant components of current and long-term deferred income taxes are as follows:

	As of December 31,
	2008		2007
	Current	Long Term	Current	Long Term
	(in thousands)
Federal net operating loss carryforwards	$—	$80,460	$—	$49,022
State net operating loss carryforwards	—	1,697	—	1,717
Foreign net operating loss carryforwards	—	4,142	—	4,487
Federal tax credit carryforwards	—	22,630	—	21,073
State tax credit carryforwards	—	9,641	—	10,439
Equity income of SEN	—	—	—	(485)
Unremitted earnings of foreign subsidiaries	—	(5,965)	—	—
Intangible assets	—	1,012	—	(2,328)
Property, plant and equipment	—	7,393	—	1,082
Accrued compensation	1,312	—	620	—
Inventories	28,858	—	22,978	—
Stock compensation	—	3,437	—	3,018
Warranty	1,140	143	1,804	445
Other	1,711	2,559	945	(398)

Deferred taxes, gross	33,021	127,149	26,347	88,072

Valuation allowance	(31,698)	(127,165)	(25,248)	(88,029)

Deferred taxes, net	$1,323	$(16)	$1,099	$43

        At December 31, 2008, the Company had $160.2 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. SFAS No. 109 Accounting for Income Taxes requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates length of carryback and carryforward periods, existing sales backlog, and projections of future operating results. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

        The Company is in a three year cumulative loss position in the United States and has uncertainty in future taxable income for its European subsidiaries. As a result, the Company maintains a 100% valuation allowance for entities in those tax jurisdictions to reduce the carrying value of deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident.

        Changes in the valuation allowance in 2008 and 2007 were attributable principally to changes in the composition of temporary differences and increases in net operating loss carryforwards. Also in 2008, there was a change in the valuation allowance attributable to the recognition of a deferred tax liability for unremitted earnings of foreign subsidiaries. Changes in the valuation allowance in 2006 were attributable to changes in the composition of temporary differences and increases in tax credit carryforwards which were offset by the realization of benefits from the use of net operating loss carryforwards to reduce taxable income.

        At December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $231.6 million and foreign net operating loss carryforwards of approximately $11.4 million expiring principally between 2018 and 2028. The sale of the Company's investment in SEN will generate taxable income which will be off-set with existing net operating loss carryforwards.

        The Company has research and development and other tax credit carryforwards of approximately $10.2 million at December 31, 2008 that can be used to reduce future federal income tax liabilities. These tax credit carryforwards expire principally between 2021 and 2028. In addition, the Company has foreign tax credit carryforwards of approximately $12.4 million at December 31, 2008 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carryforwards expire between 2011 and 2018.

        The Company has not provided for income tax expense on $155.5 million of its share of unremitted earnings of SEN, since the Company does not have the ability to unilaterally initiate a distribution of these earnings nor a contractual agreement with its joint venture partner to do so.

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

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2001. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest and penalties are insignificant at December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At December 31, 2008, the Company had unrecognized tax benefits of approximately $5.8 million, of which approximately $4.7 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $1.1 million was recorded in other long-term liabilities. During September of 2007, the Company made the determination that certain reserves relating to a previous tax year were no longer required due to the expiration of a statue of limitations for the specific amount reserved. As a result, the company recorded an adjustment to reduce income tax expense by $1.2 million during the three month period ended September 30, 2007. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.1 million would impact the effective tax rate in a future period and $4.7 million would increase deferred tax assets and the offsetting valuation allowance. The Company does not expect any significant changes in unrecognized tax benefits in 2009.

        A reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands) is as follows:

	2008	2007
	(in thousands)
Balance at beginning of year	$5,708	$5,248
Increases in unrecognized tax benefits as a result of tax positions taken during a prior period	—	1,480
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	261	274
Decreases in unrecognized tax benefits as a result of tax positions taken during the current period	(145)	(88)
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	(1,206)

Balance at end of year	$5,824	$5,708

Recorded as Other Long Term Liability	$1,104	$1,104
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	4,720	4,604

	$5,824	$5,708

Note 19.  SEN Corporation, an SHI and Axcelis Company (unaudited)

        SEN was established in 1982 under the Commercial Code of Japan and was, until March 30, 2009, owned equally by Sumitomo Heavy Industries, Ltd., a Japanese corporation, and Axcelis. SEN designs, manufactures, sells and services specified ion implantation equipment in Japan under a license agreement with Axcelis.

        Summary financial information is as follows:

	2008	2007	2006
	(in thousands)
Twelve months ended November 30:
Net Sales	$158,574	$235,611	$267,131
Gross profit	102,768	97,911	125,394
Net income	(7,334)	20,832	38,531
November 30:
Current assets	$326,197	$287,990	$304,208
Noncurrent assets	31,768	25,945	26,044
Current liabilities	38,863	47,760	76,339
Noncurrent liabilities	752	189	187

        SEN has a March 31 fiscal year end. The consolidated statements of operations for Axcelis include the results of SEN for the twelve-month periods ended November 30, which represents a one-month lag. The information above has been presented as of and for the twelve months ended November 30 to conform to Axcelis' equity accounting for SEN.

        A summary of Axcelis' transactions with and balances payable to or receivable from SEN are as follows:

	2008	2007	2006
	(in thousands)
Net Sales	$1,166	$1,825	$3,007
Royalty revenue	4,059	6,066	9,207
Dividends received	2,016	12,424	—
Axcelis' equity income (loss) of SEN	(3,667)	10,416	19,266
Accounts receivable at December 31	257	442	1,402
Accounts payable at December 31	2	284	178

        Axcelis' retained earnings (deficit) included $94.5 million and $100.2 million of undistributed earnings of SEN at December 31, 2008 and 2007, respectively.

        Changes in investment in SEN are as follows:

	2008	2007
	(in thousands)
Beginning balance	$132,911	$126,688
Equity income (loss) of SEN	(3,667)	10,416
Dividends received	(2,016)	(12,424)
Foreign exchange impact	29,449	8,231

Ending balance	$156,677	$132,911

        In 2006, Axcelis and SHI agreed upon an annual dividend relating to SEN's fiscal year ended March 31, 2006. The two shareholders instructed SEN to dividend 40% of SEN's net earnings for that year. On January 31, 2007 and July 31, 2007, Axcelis received a payment of approximately $5.7 million representing its 50% share of the dividend. In 2007, the Company entered into an agreement with SHI pursuant to which SEN will be instructed to dividend 40% of its net income annually. On July 31, 2008 and 2007 the Company received a dividend of approximately $2.0 million and $6.7 million respectively for SEN's fiscal year ended March 31, 2008 and 2007.

        On February 26, 2009, Axcelis, SHI and SEN entered into a Share Purchase Agreement pursuant to which Axcelis would sell and SHI would buy all of Axcelis' common shares in SEN in exchange for a cash payment of 13 billion Yen on the later of March 31, 2009 or the date on which certain closing conditions are satisfied (the "Share Purchase Agreement"). On March 2, 2009, the Company purchased a foreign exchange option to hedge the proceeds from the transaction. This option insures proceeds of approximately $132.7 million before advisor fees and other expenses. On March 30, 2009, the Company completed the sale of its shares in SEN, to SHI for proceeds of $122.3 million net of advisory fees and other expenses.

        SEN remains liable to the Company for royalties and commissions on products sold through March 31, 2009. In connection with the closing under the Share Purchase Agreement, Axcelis and SEN entered into a new License Agreement which allows each company to continue to use certain patents and technical information owned by the other to make and sell ion implant systems on a worldwide, royalty-free, perpetual basis. The Company can now market all its products in Japan. The transaction terminated all existing agreements among the three parties relating to the SEN joint venture. In addition, the arbitration with SEN initiated by Axcelis in Tokyo will be dismissed.

        On March 30, 2009 $86.4 million of the proceeds from the sale of the Company's investment in SEN were used for a direct pay-off of all amounts due to the holder of its 4.25% Convertible Senior Subordinated Notes (the "Notes") that matured in January 2009.

Note 20.  Quarterly Results of Operations (unaudited)

	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share data)
Revenue	$41,977	$46,454	$76,889	$84,894	$89,649	$107,553	$110,073	$97,526
Gross profit	(10,850)	17,159	27,090	29,216	31,753	36,269	43,590	41,250
Net income (loss)	(141,445)	(24,741)	(19,397)	(11,081)	(10,617)	(8,197)	4,744	2,672
Net income (loss) per share basic and diluted	$(1.37)	$(0.24)	$(0.19)	$(0.11)	$(0.10)	$(0.08)	$0.05	$0.03

        Results of operations for the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and December 31, 2007 included restructuring charges of $3.5 million, $0.4 million, $3.0 million and $2.5 million respectively.

        Results of operations for the quarter ended December 31, 2008 include charges for impairment of intangible and long-lived assets of $46.9 million, impairment of goodwill of $42.1 million, and excess inventory of $23.2 million.

        Results of operations for the quarter ended September 30, 2007 include a charge for impairment of goodwill of $4.7 million.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
Dated: March 31, 2009	By:	/s/ MARY G. PUMA Mary G. Puma, Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY G. PUMA Mary G. Puma	Director and Principal Executive Officer	March 31, 2009
/s/ STEPHEN G. BASSETT Stephen G. Bassett	Principal Accounting and Financial Officer	March 31, 2009
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 31, 2009
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	March 31, 2009
/s/ WILLIAM C. JENNINGS William C. Jennings	Director	March 31, 2009
/s/ PATRICK H. NETTLES Patrick H. Nettles	Director	March 31, 2009
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 31, 2009
/s/ GEOFFREY WILD Geoffrey Wild	Director	March 31, 2009

 Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
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
10.7*	Form of Restricted Stock Agreement for use under the 2000 Stock Plan. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 2005.

Exhibit No.	Description
10.8*	Form of Restricted Stock Unit Award Agreement for use under the 2000 Stock Plan. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 2005.
10.9*	Named Executive Officer Base Compensation at March 31, 2009. Filed herewith.
10.10*	Non-Employee Director Cash Compensation at March 31, 2009. Filed herewith.
10.11*
Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.
10.12**
Organization Agreement dated December 3, 1982 between Eaton Corporation and Sumitomo Heavy Industries, Ltd. relating to SEN Corporation, an SHI and Axcelis Company formerly known as Sumitomo Eaton Nova Corporation, as amended. Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.13**
Master License Agreement dated January 16, 1996 between Eaton Corporation and SEN Corporation, an SHI and Axcelis Company formerly known as Sumitomo Eaton Nova Corporation. Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.14
Loan and Security Agreement dated as of April 23, 2008 between the Company and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 12, 2008.
10.15
Share Purchase Agreement dated February 26, 2009 among the Company, Sumitomo Heavy Industries, Ltd. And SEN Corporation, and SHI and Axcelis Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 27, 2008.
10.16
Letter to the Company dated February 25, 2009 from U.S. Bank National Association, as trustee under the Inden ture dated as of May 2, 2006 relating to Axcelis' 4.25% Convertible Senior Subordinated Notes. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 27, 2008.
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 31, 2009. Filed herewith.
31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 31, 2009. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 31, 2009. Filed herewith.

Exhibit No.	Description
32.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 31, 2009. Filed herewith.

*
Indicates a management contract or compensatory plan.

**
Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

 Schedule II-Valuation and Qualifying Accounts
Axcelis Technologies, Inc
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts and returns	$2,927	$308	$(691)	$1	$2,545
Reserve for excess and obsolete inventory	25,071	24,631	(2,596)	550	47,656
Year Ended December 31, 2007
Allowance for doubtful accounts and returns	2,941	—	(13)	(1)	2,927
Reserve for excess and obsolete inventory	22,092	5,018	(2,091)	52	25,071
Year Ended December 31, 2006
Allowance for doubtful accounts and returns	3,123	—	(164)	(18)	2,941
Reserve for excess and obsolete inventory	17,795	5,797	(2,284)	784	22,092

(*)
Represents foreign currency translation adjustments.

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
Management's Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
Report of Independent Registered Public Accounting Firm
Axcelis Technologies, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)
Axcelis Technologies, Inc. Consolidated Balance Sheet (In thousands)
Axcelis Technologies, Inc. Consolidated Statements of Changes in Stockholders' Equity (In thousands)
Axcelis Technologies, Inc. Consolidated Statements of Cash Flow (In thousands)
Axcelis Technologies, Inc. Notes to Consolidated Financial Statements
Signatures
Exhibit Index
Schedule II-Valuation and Qualifying Accounts Axcelis Technologies, Inc (In thousands)