Form 10-Q
period 2009-03-31
AXCELIS TECHNOLOGIES INC
filed 2009-05-11
CIK 1113232

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, of any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

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

        As of May 7, 2009 there were 103,283,850 shares of the registrant's common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue
Product	$17,734	$69,784
Service	7,784	13,993
Royalties, primarily from SEN	210	1,117

	25,728	84,894
Cost of revenue
Product	18,232	47,988
Service	4,489	7,690

	22,721	55,678
Gross profit	3,007	29,216
Operating expenses
Research and development	9,535	16,853
Sales and marketing	6,879	11,905
General and administrative	10,670	9,814
Amortization of intangible assets	—	656
Restructuring charges	984	51

	28,068	39,279

Loss from operations	(25,061)	(10,063)
Other income (expense)
Gain on sale of SEN	1,080	—
Equity income (loss) of SEN	(3,238)	1
Interest income	63	690
Interest expense	(1,676)	(1,601)
Other, net	(205)	318

	(3,976)	(592)

Loss before income taxes	(29,037)	(10,655)
Income taxes	118	426

Net loss	$(29,155)	$(11,081)

Net loss per share
Basic and diluted net loss per share	$(0.28)	$(0.11)

Shares used in computing basic and diluted net loss per share
Weighted average common shares	103,284	102,447

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$71,243	$37,694
Restricted cash	8,321	8,654
Accounts receivable, net	20,971	27,486
Inventories, net	140,459	150,113
Prepaid expenses and other current assets	15,281	17,231

Total current assets	256,275	241,178
Property, plant and equipment, net	43,692	44,432
Investment in SEN	—	156,677
Other assets	11,914	12,894

	$311,881	$455,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,226	$8,066
Accrued compensation	12,842	15,841
Warranty	2,089	3,137
Income taxes	409	337
Deferred revenue	12,552	12,508
Other current liabilities	11,501	6,897
Current portion of convertible subordinated debt	—	83,210

Total current liabilities	50,619	129,996
Long-term deferred revenue	1,840	1,872
Other long-term liabilities	3,607	3,936

Commitments and contingencies (Note 2)
Stockholders' equity
Preferred stock	—	—
Common stock	103	103
Additional paid-in capital	484,395	483,546
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(227,634)	(198,479)
Accumulated other comprehensive income	169	35,425

	255,815	319,377

	$311,881	$455,181

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(29,155)	$(11,081)
Adjustments to reconcile net loss to net cash used for operating activities
Undistributed (income) loss of SEN	3,238	(1)
Depreciation and amortization	1,861	5,008
Gain on sale of SEN	(1,080)	—
Amortization of intangible assets	—	656
Accretion of premium on convertible debt	133	798
Stock-based compensation expense	858	941
Provision for excess inventory	4,727	—
Changes in operating assets & liabilities
Accounts receivable	6,228	21,838
Inventories	2,973	(13,686)
Prepaid expenses and other current assets	1,615	9,550
Accounts payable & other current liabilities	(3,297)	(10,197)
Deferred revenue	11	(14,760)
Income taxes	76	226
Other assets and liabilities	(270)	(1,587)

Net cash used for operating activities	(12,082)	(12,295)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(213)	(1,212)
Proceeds from sale of SEN	129,377	—

Net cash provided by (used for) investing activities	129,164	(1,212)
Cash flows from financing activities
Repayment of convertible debt	(83,344)	—
Proceeds from exercise of stock options	—	20
Proceeds from Employee Stock Purchase Plan	182	424

Net cash provided by (used for) financing activities	(83,162)	444
Effect of exchange rate changes on cash	(371)	(2,622)

Net increase (decrease) in cash and cash equivalents	33,549	(15,685)
Cash and cash equivalents at beginning of period	37,694	83,877

Cash and cash equivalents at end of period	$71,243	$68,192

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

        In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry. Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. This joint venture, which was known as SEN Corporation, an SHI and Axcelis Company ("SEN"), licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan. The Company sold its entire interest in SEN to SHI on March 30, 2009, for $132.8 million, as described in Note 2. Upon the sale, Axcelis and SEN entered into a new License Agreement which allows each company to continue to use certain patents and technical information owned by the other to make and sell previously licensed ion implant systems on a worldwide, royalty-free, perpetual basis. As a result of the sale, SEN is free to make and sell these previously licensed products worldwide, potentially creating a new global competitor for Axcelis, while Axcelis will compete against SEN in Japan with all Axcelis products. To do so, Axcelis intends to either expand or develop its own customer relations and infrastructure in Japan or contract with a third party to sell and support implanters in Japan.

        During the three months ended March 31, 2009, the Company experienced negative cash flows from operations. Cash used for operations in the three months ended March 31, 2009 was predominately driven by the net loss from operations attributable to the depressed semiconductor equipment market and the resultant decline in revenues. Cash and cash equivalents at March 31, 2009 were $71.2 million, compared to $37.7 million at December 31, 2008. The $33.5 million increase in cash and cash equivalents is mainly attributable to the net proceeds from the sale of the investment in SEN of $129.4 million, offset by the repayment of debt of $86.4 million. Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market securities, direct and indirect U.S. government obligations, commercial paper, and obligations of U.S. banks. As of March 31, 2009, the Company's cash equivalents consisted entirely of money market funds and certificates of deposits. The Company anticipates significant cash outflows from operations in the remainder of 2009.

        The Company does not currently have access to any source of credit. The Company is continuing to explore new financing sources. However, in light of the current negative economic environment generally, and the lending environment specifically, the Company anticipates that it would be very difficult to obtain significant new credit on favorable terms at this time, if at all.

        Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business, including acceptance of the Optima product line, and others relate to the uncertainties of global economies, including the availability of credit, and the state of the semiconductor equipment industry. Although the Company's cash requirements fluctuate based on the timing and extent of these factors, the Company believes that based on the market, revenue and expense forecasts, the Company's existing cash and cash equivalents will be sufficient to satisfy the Company's anticipated cash requirements at least through March 2010. If the downturn in the semicap equipment industry continues into 2010 and the Company's operating performance does not improve significantly as

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited) (Continued)

(All tabular amounts in thousands, except per share amounts)

Note 1. Nature of Business and Basis of Presentation (Continued)

compared to the three months ended March 31, 2009, it could have a significant effect on the Company's liquidity and its ability to continue in the future as a going concern.

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

        The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2. Sale of Investment in SEN

        On March 30, 2009, pursuant to a Share Purchase Agreement dated February 26, 2009, the Company sold to SHI all of the Company's common shares in SEN in exchange for a cash payment of 13 billion Yen, which resulted in proceeds of approximately $132.8 million before advisor fees and other expenses of $10.5 million, of which $7.1 million was recorded in other current liabilities as of March 31, 2009. The sales price was determined through an arm's length negotiation. A portion of the proceeds were used to pay off, in full, the amounts due to the holder of the Company's 4.25% Convertible Senior Subordinated Notes. This transaction terminated all prior agreements among the three parties relating to the SEN joint venture. In addition, the arbitration with SEN initiated by Axcelis in Tokyo was dismissed.

        In connection with the sale of its investment in SEN, on March 30, 2009, the Company and SEN entered into a License Agreement pursuant to which the parties have cross licensed each other to use certain patents and technical information on a non-exclusive, perpetual, royalty-free, worldwide basis, provided that the Company and SEN received sole exclusive licenses for 4 years in the U.S. and Japan, respectively. The licenses to technical information cover only technical information shared by the parties prior to the date of the license, so the license to SEN does not cover technical information relating to the Optima HD and Optima XE. The license also excludes patents relating to Axcelis' work in molecular implant and certain patents developed for the Optima HD and Optima XE. The parties provided each other with limited warranties regarding their right to grant these licenses, and indemnity with respect thereto, but disclaim any warranty regarding the validity or freedom from infringement of the licensed intellectual property. Neither party will provide any support for the other party's use of the licensed intellectual property.

        As of March 30, 2009, the sale of the Company's investment in SEN resulted in a gain of approximately $1.1 million. This gain includes net proceeds of $122.3 million and cumulative foreign translation gain of $23.5 million, previously recorded in other comprehensive income, reduced by the

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited) (Continued)

(All tabular amounts in thousands, except per share amounts)

Note 2. Sale of Investment in SEN (Continued)

carrying value of the investment on the date of sale of $144.6 million. The gain from the sale of the Company's investment in SEN is recorded in other income.

Note 3. Long-lived Assets

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

        During the fourth quarter of 2008, the Company experienced a sustained market capitalization below book value, as well as a significant decline in its business that led it to revise its short-term and long-term financial forecasts. As a result, the Company recorded a total intangible and long-lived asset impairment charge at December 31, 2008 of $46.9 million.

        During the three months ended March 31, 2009, the Company continued to experience events and circumstances which indicated that a further impairment of long-lived assets may have occurred. The significant decline in the Company's stock price experienced in 2008 continued through the three months ended March 31, 2009, maintaining market capitalization well below book value. In addition, the estimated future total available market for the Company's products, which was significantly revised downward in the fourth quarter of 2008, showed no signs of recovery in the three months ended March 31, 2009.

        Accordingly, the Company performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows are derived from the Company's updated long-term financial forecast. This updated long-term forecast represents the best estimate that the Company has at this time and the Company believes that its underlying assumptions are reasonable, based primarily on current product performance and customer acceptance. This forecast relies primarily on market assumptions and market share Axcelis expects to achieve. As of March 31, 2009, the Company's analysis demonstrated that the carrying amounts for long-lived assets are expected to be recovered, so the Company did not record an impairment. However, actual performance could be materially different from the Company's current forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets in the future. This could be caused by strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base, or a material negative change in the Company's relationships with significant customers. Accordingly, the Company will continue to perform this analysis no less than quarterly for the foreseeable future.

Note 4. Stock-Based Compensation

        The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the "2000 Plan"), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the "ESPP"),

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited) (Continued)

(All tabular amounts in thousands, except per share amounts)

Note 4. Stock-Based Compensation (Continued)

an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 14 to the consolidated financial statements in the Company's 2008 Annual Report on Form 10-K.

        Under SFAS No. 123R, the Company recognized stock-based compensation expense of $0.9 million for each of the three-month periods ended March 31, 2009 and 2008, related to restricted stock units, restricted stock, non-qualified stock options and stock offered under the ESPP.

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

        For purposes of computing diluted earnings per share, weighted average common shares outstanding do not include stock options and restricted stock awards with an exercise or grant price inclusive of unrecognized compensation expense which exceeded the average fair market value of the Company's common stock for the period, as the effect would be anti-dilutive. The Company has excluded 0.1 million incremental shares attributable to restricted stock, restricted stock units and outstanding stock options for the three months ended March 31, 2009 as their effect would be anti-dilutive. In addition, 4.1 million and 4.0 million shares of common stock for the assumed conversion of the Company's convertible debt for three months ended March 31, 2009 and 2008, respectively, computed using the if-converted method, were excluded from the computation of diluted earnings per share as the effect of conversion would be anti-dilutive.

Note 6. Comprehensive Income

        The components of comprehensive income follow:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net loss	$(29,155)	$(11,081)
Other comprehensive income
Foreign currency translation adjustments	(11,789)	18,316

	$(40,944)	$7,235

Note 7. Inventories

        The components of inventories follow:

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$88,885	$93,996
Work in process	34,883	35,977
Finished goods (completed systems)	16,691	20,140

	$140,459	$150,113

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited) (Continued)

(All tabular amounts in thousands, except per share amounts)

Note 7. Inventories (Continued)

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

        Approximately $61.7 million and $61.9 million of net inventory at March 31, 2009 and December 31, 2008, respectively, relates to the Optima product family.

Note 8. Restructuring Charges

        In the three months ended March 31, 2009, the Company implemented a reduction in force related to planned actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force resulted in a total charge to expense of approximately $1.0 million related to separation and outplacement costs, all of which was recorded in the current period. During the three months ended March 31, 2009, a total of $1.3 million was paid, which consisted of $0.2 million related to the May and October 2008 restructurings and $1.0 related to the restructuring charge recorded in the three months ended March 31, 2009.

        Changes in the Company's restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, were as follows:

(in thousands)
Balance at December 31, 2008	$746
Restructuring expense	984
Cash payments	(1,270)

Balance at March 31, 2009	$460

Note 9. Product Warranty

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

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited) (Continued)

(All tabular amounts in thousands, except per share amounts)

Note 9. Product Warranty (Continued)

        Changes in the Company's product warranty liability are as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Balance at December 31	$3,530	$6,245
Warranties issued during the period	284	858
Settlements made during the period	(695)	(1,689)
Changes in estimate of liability for pre-existing warranties during the period	(874)	12

Balance at March 31	$2,245	$5,426

Amount classified as current	$2,089	$4,513
Amount classified as long-term	156	913

Total Warranty Liability	$2,245	$5,426

Note 10. Financial Arrangements

        On January 15, 2009, Axcelis failed to make the required payment of approximately $85 million under an Indenture dated as of May 2, 2006 between Axcelis and U.S. Bank National Association, as Trustee, relating to the Company's 4.25% Convertible Senior Subordinated Notes. Such failure constituted an event of default under the Indenture. Pursuant to the Indenture and as a result of the failure by Axcelis to make the required payment, Axcelis was required to pay, upon demand of the Trustee, the entire overdue amount, plus interest at a rate of 8.0% per annum, plus certain additional costs and expenses associated with the collection of such amounts. In January 2009, the Trustee filed a Complaint in US District Court in New York seeking a judgment for the amount due on the Notes. In February 2009, as an inducement to enter into the Share Purchase Agreement dated February 26, 2009 with SHI and SEN (see Note 2.), the Trustee confirmed in writing that a judgment would not be entered in their litigation against Axcelis until after April 13, 2009, during which time it was contemplated that the closing under the Share Purchase Agreement would occur. On March 30, 2009, the Company completed the sale of SEN and a portion of the net proceeds was used to repay all amounts due under the Indenture, resulting in an extinguishment of the debt in full.

        On April 23, 2008, the Company entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of $50.0 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The Company is currently unable to borrow against the facility because it is not currently, and does not expect to become, in compliance with the financial covenants contained in the underlying credit agreement. This facility expires in April 2010. If the Company terminates this revolving credit facility prior to its expiration, the Company will have to pay an early termination fee of approximately $0.5 million.

Axcelis Technologies, Inc.

Notes To Consolidated Financial Statements (Unaudited) (Continued)

(All tabular amounts in thousands, except per share amounts)

Note 11. Income Taxes

        Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Asia, where the company earns taxable income. The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions. Accordingly, the effective income tax rate is not meaningful.

Note 12. Significant Customers

        For the three months ended March 31, 2009, two customers accounted for approximately 14.8% and 13.8% of revenue respectively. For the three months ended March 31, 2008, one customer accounted for approximately 24% of revenue. For the three months ended March 31, 2009 and 2008, no single customer accounted for more than 10% of revenue.

Note 13. Contingencies

Litigation

        In January 2009, the Trustee under the Indenture relating to the Company's 4.25% Convertible Senior Subordinated Notes, filed a Complaint in US District Court in New York seeking a judgment for the amount due on the Notes (a total of approximately $85 million) as a result of the Company's failure to pay the principal and interest due on the Notes on January 15, 2009, discussed in Note 10 above. In February 2009, as an inducement to enter into the Share Purchase Agreement dated February 26, 2009 with SHI and SEN, the Trustee confirmed in writing that judgment would not be entered in this litigation until after April 13, 2009, during which time it was contemplated that the closing under the Share Purchase Agreement would occur. On March 30, 2009, the Company completed the sale of SEN and a portion of the net proceeds was used to repay all amounts due under the Indenture. (See note 2.) This litigation has been dismissed.

        Prior to the sale, SEN and Axcelis were engaged in an arbitration initiated by Axcelis to establish a basis for setting the royalty for a single wafer, high current ion implant system known as the SHX. SEN had filed counter claims which Axcelis believed had no merit. In January 2009, the Company and SEN agreed to suspend the arbitration indefinitely. In connection with the sale of SEN, this arbitration was dismissed by both parties.

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

Note 14. Recent Accounting Pronouncements

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

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to; 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) did not have a material impact on the Company's financial position, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS No. 141(R). The adoption of SFAS No. 160 did not have a material impact on the Company's financial position, results of operations or liquidity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth or referred to under "Liquidity and Capital Resources" and "Risk Factors" and others discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

        Axcelis Technologies, Inc. ("Axcelis," "the Company," "we," "us," or "our"), is a worldwide producer of equipment used in the fabrication of semiconductors. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry.

        Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. This joint venture, which was known as SEN Corporation, an SHI and Axcelis Company ("SEN"), licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan. SEN is the leading producer of ion implantation equipment in Japan. On February 26, 2009, Axcelis, SHI and SEN entered into a Share Purchase Agreement pursuant to which, on March 30, 2009, Axcelis sold its shares in SEN to SHI for $132.8 million before advisor fees and other expenses of $10.5 million, of which $7.1 million was recorded in other current liabilities as of March 31, 2009. Upon the sale of the Company's investment in SEN, Axcelis and SEN entered into a new License Agreement which allows each company to continue to use certain patents and technical information owned by the other to make and sell previously licensed ion implant systems on a worldwide, royalty-free, perpetual basis. As a result of the sale, SEN is free to make and sell these previously licensed products worldwide, potentially creating a new global competitor for Axcelis. Axcelis will compete against SEN in Japan with all Axcelis products. To do so, Axcelis intends to both expand and develop its own customer relations and infrastructure in Japan or contract with a third party to sell and support implanters in Japan. If Axcelis is not able to compete effectively with SEN, our results of operations may be adversely affected.

        As discussed in "Liquidity and Capital Resources" below, Axcelis used a portion of the proceeds of the SEN sale to make full payment ($85 million) of the Company's 4.25% Convertible Senior Subordinated Notes.

        The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, fluctuate from year to year and period to period. The industry experienced a downturn beginning in the second half of 2007 which is expected to continue at least through 2009. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

        The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and partnering within the semiconductor manufacturing industry is increasing. We expect these trends to continue to reduce the number of our potential customers. This growing concentration of customers may increase competitive pricing as higher percentages of our total revenues are tied to the buying decisions of a particular customer or a small number of customers.

        During the three months ended March 31, 2009 we incurred net losses. Beginning in 2004, most customers shifted from multi wafer tools to single wafer tools for high current ion implant applications. Because we did not have a single wafer high current product, we have experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD (for high current applications) product in 2006 and have begun to gain traction with this tool at a number of customers through evaluation arrangements. During the three months ended March 31, 2009, we recognized revenue of approximately $0.2 million on sales of the Optima HD.

        During the three months ended March 31, 2009, our stock price continued to trade significantly below book value. Our inability to repay our outstanding debt in January 2009 and our inability to generate sufficient cash flows to support ongoing operations have adversely impacted our stock price. In concert with the market uncertainty resulting from the current credit crisis, we believe that declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a prolonged recession. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending has severely impacted many technology manufacturers and has significantly lowered the demand for our products. As mentioned above, we have lost significant market share in high current ion implant (the largest market segment in ion implant) over the past several years. We believe that we have competitive products in the high current, medium current and high energy ion implant market segments, as well as dry strip. However, challenging market conditions have severely limited our ability to increase sales and market share. We believe that a combination of these factors accounts for the difference between our stock trading price and our book value.

        Continuing capital market upheavals will have an adverse effect on our Company because we are dependent on customer behavior. Our revenues would likely continue to decline in such circumstances and our profit margins would continue to erode.

        Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business, including acceptance of the Optima product line, and others relate to the uncertainties of global economies, including the availability of credit, and the state of the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and extent of these factors, we believe that, based on our market, revenue and expense forecast, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements at least through March 2010. If the downturn in the semicap equipment industry continues into 2010 and our operating performance does not improve significantly as compared to the first quarter of 2009, it could have a significant effect on our liquidity and our ability to continue in the future as a going concern.

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

        There has been no material change in the nature of our critical accounting estimates and judgements as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

        The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2009	2008
Revenue
Product	68.9%	82.2%
Service	30.3%	16.5%
Royalties, primarily from SEN	0.8%	1.3%

Total revenue	100.0%	100.0%
Cost of revenue
Product	70.9%	56.5%
Services	17.4%	9.1%

Total cost of revenue	88.3%	65.6%
Gross profit	11.7%	34.4%
Operating expenses
Research and development	37.1%	19.9%
Sales and marketing	26.7%	14.0%
General and administrative	41.5%	11.6%
Amortization of intangible assets	0.0%	0.8%
Restructuring charges	3.8%	0.1%

Total operating expenses	109.1%	46.3%

Loss from operations	(97.4)%	(11.9)%
Other income (expense)
Gain on sale of SEN	4.2%	0.0%
Equity income (loss) of SEN	(12.6)%	0.0%
Interest income	0.2%	0.8%
Interest expense	(6.5)%	(1.9)%
Other, net	(0.8)%	0.4%

Total other income (expense)	(15.5)%	0.7%

Loss before income taxes	(112.9)%	(12.6)%
Income taxes (credits)	0.5%	0.5%

Net loss	(113.4)%	(13.1)%

Three months ended March 31, 2009 in comparison to the three months ended March 31, 2008

Revenue

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $17.7 million or 68.9% of revenue for the three months ended March 31, 2009, compared with $69.8 million, or 82.2% of revenue for the three months ended March 31, 2008. Product revenue in 2008 and 2009 has been reduced by our loss of high current market share, as discussed above. The decline in product revenue in the three month period ended March 31, 2009 is also attributable to a weakening semiconductor market and a related decrease in capital spending by semiconductor manufacturers, generally, exacerbated by a decrease in capacity expansion at 200mm manufacturing facilities.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2009 and 2008 was $14.4 million and $25.8 million, respectively. The decline was mainly due to the decrease in systems sales in 2008 and the three months ended March 31, 2009.

Service

        Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.8 million, or 30.3% of revenue for the three months ended March 31, 2009, compared with $14.0 million, or 16.5% of revenue, for the three months ended March 31, 2008. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service. The decline was primarily due to the continuing depressed fabrication utilization in the semicap industry.

Royalties

        Royalty revenue was $0.2 million or 0.8% of revenue for the three months ended March 31, 2009, compared with $1.1 million, or 1.3% of revenue for the three months ended March 31, 2008. Royalties were earned primarily under the terms of our license agreement with SEN. Changes are mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan. As a result of the sale of the Company's investment in SEN, subsequent to March 30, 2009, SEN will have no obligation to pay royalties to the Company.

Ion Implant

        Revenue from sales of ion implantation products and service accounted for $22.2 million, or 86.3% of total revenue in the three months ended March 31, 2009, compared with $68.8 million, or 81.5%, of total revenue for the three months ended March 31, 2008. The decline was due to the factors discussed above for product revenues.

Aftermarket

        The Company's product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the "aftermarket" business. The revenue from our aftermarket business was $18.4 million for the three months ended March 31, 2009, compared to $40.6 million for the three months ended March 31, 2008. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service. The decline was primarily due to the continuing depressed fabrication utilization in the semicap industry.

Gross Profit

Product

        Gross profit from product revenue was (2.8%) for the three months ended March 31, 2009, compared to gross profit of 31.2% for the three months ended March 31, 2008. Approximately 26.5% of the 34% decrease resulted from an additional provision for excess inventory. The remaining 7.6% decrease is attributable to the significantly lower system sales volume during the three months ended March 31, 2009, which reduced gross margin by 22.8%, offset by a 15.2% increase in gross margin resulting from an increased mix of parts and upgrade revenue at higher margins.

Service

        Gross profit from service revenue was 42.3% for the three months ended March 31, 2009, compared to 45% for the three months ended March 31, 2008. The decrease in gross profit is attributable to significantly lower volumes.

Research and Development

        Research and development expense was $9.5 million in the three months ended March 31, 2009, a decrease of $7.4 million, or 43.8%, compared with $16.9 million in the three months ended March 31, 2008. The decrease was due to decreased payroll costs ($2.8 million), decreased consulting costs ($0.8 million), decreased project material costs ($1.0 million), decreased development asset amortization and depreciation costs ($2.3 million) and decreased other miscellaneous expenses ($0.5 million).

        Research and development expense was attributable to the following activities for the three months ended March 31, 2009: 55% for new product development, 30% for improvement of existing products, and 15% for product testing.

Sales and Marketing

        Sales and marketing expense was $6.9 million in the three months ended March 31, 2009, a decrease of $5.0 million, or 42%, compared with $11.9 million for the three months ended March 31, 2008. The decrease was due to decreased payroll costs ($2.6 million), decreased professional fee expenses ($0.5 million), decreased supplies and marketing service expenses ($0.4 million), decreased travel costs ($0.6 million), decreased freight costs ($0.3 million), decreased training, supplies, and other costs ($0.4 million) and decreased other miscellaneous expenses ($0.2 million).

General and Administrative

        General and administrative expense was $10.7 million for the three months ended March 31, 2009, an increase of $0.9 million, compared with $9.8 million in the three months ended March 31, 2008. The increase was due to increased professional fee expenses ($2.2 million) offset by decreased payroll costs ($0.9 million), decreased amortization expense ($0.2 million) and decreased other miscellaneous expenses ($0.2 million).

Restructuring

        In the three months ended March 31, 2009, we implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. This reduction in force resulted in a restructuring charge of $1.0 million for separation and outplacement costs.

Other Income (Expense)

        The sale of the Company's investment in SEN resulted in a gain of approximately $1.1 million. This gain includes net proceeds of $122.3 million and cumulative foreign translation gain of $23.5 million, previously recorded in other comprehensive income, reduced by the carrying value of the investment on the date of sale of $144.6 million.

        Equity loss attributable to SEN was $3.2 million for the three months ended March 31, 2009. No equity loss or income was attributable to SEN for the three months ended March 31, 2008. Fluctuations in equity income from SEN reflect changes in its sales volume and net income resulting from demand changes in the Japanese semiconductor market, and the timing of shipments in Japan. As a result of the sale of the Company's investment in SEN, subsequent to March 31, 2009, the Company will no longer record equity income or loss from SEN.

        Interest income of $0.1 million for the three months ended March 31, 2009, was primarily earned on cash, cash equivalents and short-term investments. Interest income decreased by $0.6 million from the three months ended March 31, 2008, due primarily to lower average cash balances.

        Interest expense of $1.7 million in the three months ended March 31, 2009, an increase of $0.1 million from the three months ended March 31, 2008, relates primarily to the outstanding convertible senior subordinated notes. The increase in interest expense in the three months ended March 31, 2009 was due to the accretion of the premium due at maturity of the notes.

Income Taxes (Credits)

        We incur income tax expense relating principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses as discussed in Note 11 to the consolidated financial statements. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

        Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of acceptance of the Optima product line, and others relate to the uncertainties of global economies, including the availability of credit, and the condition of the overall semiconductor equipment industry.

        During the three months ended March 31, 2009, we experienced negative cash flows from operations. Cash used for operations was predominately driven by the net loss from operations attributable to the depressed semiconductor equipment market and the resultant decline in revenues. Cash and cash equivalents at March 31, 2009 were $71.2 million, compared to $37.7 million at December 31, 2008. The $33.5 million increase in cash and cash equivalents is primarily attributable to the net cash proceeds from the sale of our investment in SEN, offset by cash used in operations.

        On March 30, 2009, pursuant to the Share Purchase Agreement with SHI and SEN, we sold all of our common shares in SEN to SHI for proceeds of $132.8 million before advisor fees and other expenses of $10.5 million, of which $7.1 million was recorded in other current liabilities as of March 31,

2009. We used $86.4 million, ($83.3 million principal and $3.1 million accrued interest and bank fee), of that amount to pay in full our outstanding obligations on our 4.25% Convertible Senior Subordinated Notes.

        Our 2009 cash position will be driven by reductions in working capital, as inventory for the Optima product line is converted into revenue.

        We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $12.5 million to support certain operating lease obligations, workers' compensation insurance, and certain value added tax claims in Europe, of which $8.3 million at March 31, 2009 was supported by cash pledged as collateral. The pledged cash is reflected as restricted cash on the consolidated balance sheet.

        On April 23, 2008, we entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of $50 million or specified percentages of the amounts of qualifying accounts receivable and inventory. We are currently unable to borrow against the facility because are not currently, and do not expect to become, in compliance with the financial covenants contained in the underlying credit agreement. This facility expires in April 2010. If we terminate this revolving credit facility prior to its expiration, we will have to pay an early termination fee of approximately $0.5 million as of the date of termination.

        We do not currently have access to any other source of credit. We are continuing to explore new financing sources. However, in light of the current negative economic environment, including the prolonged downturn in the semiconductor and semicap equipment industries, and the negative effect it has had on the Company's results of operations, financial position, liquidity, and the lending environment, we anticipate that it would be very difficult for us to obtain significant new credit on favorable terms, if at all.

        We believe that based on our market, revenue and expense forecasts our existing cash and cash equivalents and the net proceeds from the sale of our SEN investment will be sufficient to satisfy our anticipated cash requirements at least through March 2010. If the downturn in the semicap industry continues into 2010 it could have a significant effect on our liquidity and our ability to continue in the future as a going concern.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2009, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        In January 2009, U.S. Bank National Association, the Trustee under the Indenture relating to the Company's 4.25% Convertible Senior Subordinated Notes, filed a Complaint in US District Court in the Southern District of New York seeking a judgment for the amount due on the Notes (a total of approximately $85 million) as a result of the Company's failure to pay the principal and interest due on the Notes on January 15, 2009. In February 2009, as an inducement to enter into the Share Purchase Agreement dated February 26, 2009 with Sumitomo Heavy Industries, Ltd. and SEN, the Trustee confirmed in writing that judgment would not be entered in this litigation until after April 13, 2009, during which time it was contemplated that the closing under the Share Purchase Agreement would occur. On March 30, 2009, the sale of our equity holdings in SEN was completed and the Notes were repaid in full. As a result, the litigation was dismissed.

        The arbitration initiated by Axcelis in 2006 with SEN to establish a basis for setting the royalty for a single wafer, high current ion implant system known as the SHX was dismissed by the parties as a result of the sale of Axcelis' interest in SEN.

Item 1A.    Risk Factors.

        As of March 31, 2009, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        The information responsive to this item was previously disclosed in Form 8-K filed on January 15, 2009.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The following exhibits are filed herewith:

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
10.1
Share Purchase Agreement dated February 26, 2009 among the Company, Sumitomo Heavy Industries, Ltd. and SEN Corporation, an SHI and Axcelis Company. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 27, 2009.
10.2
Letter to the Company dated February 25, 2009 from U.S. Bank National Association, as trustee under the Indenture dated as of May 2, 2006 relating to Axcelis' 4.25% Convertible Senior Subordinated Notes. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on February 27, 2009.
10.3
License Agreement dated as of March 30, 2009 between the Company and SEN Corporation, an SHI and Axcelis Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2009.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 11, 2009. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 11, 2009. Filed herewith.
32.1
Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 11, 2009. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 11, 2009. Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 11, 2009	By:	/s/ STEPHEN G. BASSETT Stephen G. Bassett Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer