Form 10-K/A
period 2008-12-31
AXCELIS TECHNOLOGIES INC
filed 2009-06-29
CIK 1113232

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

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 27, 2009: 103,283,850.

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders held on May 1, 2008 are incorporated by reference into Part III of this Form 10-K.

AMENDMENT NO. 1

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 originally filed with the Commission on March 31, 2009 (the “Original 2008 Form 10-K”). This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 supplements Item 15 (Exhibits, Financial Statement Schedules), which was filed with our original 2008 Form 10-K. This Form 10-K/A files the financial statements of SEN Corporation, an SHI and Axcelis Company (“SEN”) as of March 31, 2008 and 2007 and the related financial statements for each of the three years in the period ended March 31, 2008 (the “SEN Financial Statements”). The SEN Financial Statements were previously filed under a Form 10-K/A on September 29, 2008 and have been updated for this filing with Note 17 on Subsequent Events regarding the Company’s sale of its shares in SEN, the entry into a License Agreement with SEN on March 30, 2009, and the termination of arbitration between Axcelis and SEN.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of the Company’s Form 10-K, as originally filed on March 31, 2009, and as amended by this form 10-K/A:

(1)(A) Financial Statements of Axcelis Technologies, Inc.:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows — For the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(1)(B) Financial Statements of SEN Corporation, an SHI and Axcelis Company:

Report of Independent Auditors

Consolidated Statements of Income — For the years ended March 31, 2006, 2007 and 2008

Consolidated Balance Sheets — March 31, 2007 and 2008

Consolidated Statements of Stockholders’ Equity — For the years ended March 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows — For the years ended March 31, 2006, 2007 and 2008

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

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

Tokyo, Japan	/s/ Ernst & Young ShinNihon LLC
September 19, 2008, except for Note 17, as to which the date is June 29, 2009

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Income

	Years ended March 31,			Year ended March 31,
	2006	2007	2008	2008
	(Thousands of yen)			(U.S. dollars in
				thousands)
Net sales:
Systems	¥20,026,152	¥24,261,306	¥14,273,320	$142,462
Services	7,831,507	8,336,320	7,914,660	78,997
Total sales	27,857,659	32,597,626	22,187,980	221,459
Cost of sales	15,660,181	18,787,848	14,346,690	143,195
Gross profit	12,197,478	13,809,778	7,841,290	78,264

Research and development	2,271,112	2,683,775	2,548,820	25,440
Selling, general and administrative expenses	3,851,467	4,037,048	3,739,777	37,327

Income from operations	6,074,899	7,088,955	1,552,693	15,497

Non-operating income	—	21,690	52,521	524

Non-operating expenses	11,002	10,391	2,869	28

Income before income taxes	6,063,897	7,100,254	1,602,345	15,993

Income taxes (benefit):
Current	2,023,686	2,764,273	556,082	5,551
Deferred	184,847	(85,646)	(64,584)	(645)
	2,208,533	2,678,627	491,498	4,906
Net income	¥3,855,364	¥4,421,627	¥1,110,847	$11,087

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Balance Sheets

	March 31,		March 31,
	2007	2008	2008
	(Thousands of yen)		(U.S. dollars in
			thousands)
Assets
Current assets:
Cash and cash equivalents	¥6,136,016	¥13,754,739	$137,287
Trade receivables, net	22,552,485	9,928,011	99,092
Due from SHI and affiliates	1,456	7,675	77
Due from Axcelis and affiliates	60,575	97,130	969
Inventories	8,186,374	8,633,492	86,171
Deferred tax assets	426,223	479,823	4,789
Other current assets	46,022	36,773	367
Total current assets	37,409,151	32,937,643	328,752

Property, plant and equipment, net	2,642,516	2,341,199	23,368
Deferred tax assets	275,988	377,023	3,763
Other assets	366,350	272,594	2,720
Total assets	¥40,694,005	¥35,928,459	$358,603

Liabilities and shareholders’ equity
Current liabilities:
Trade payables:
Notes	¥2,398,831	¥1,613,993	$16,109
Accounts	3,232,634	2,484,181	24,795
Total trade payables	5,631,465	4,098,174	40,904
Due to SHI and affiliates	1,403,727	601,265	6,002
Due to Axcelis and affiliates	527,713	278,662	2,781
Income taxes payable	1,816,063	281,863	2,813
Accrued bonuses	480,918	458,234	4,574
Other current liabilities	285,397	149,879	1,496
Total current liabilities	10,145,283	5,868,077	58,570

Accrued retirement benefits	—	178,286	1,779
Total liabilities	10,145,283	6,046,363	60,349

Shareholders’ equity:
Capital stock:
Authorized — 20,000 shares
Issued and outstanding — 12,000 shares	600,000	600,000	5,989
Legal reserve	150,000	150,000	1,497
Retained earnings	29,798,722	29,264,722	292,091
Accumulated other comprehensive loss	—	(132,626)	(1,323)
Total shareholders’ equity	30,548,722	29,882,096	298,254
Total liabilities and shareholders’ equity	¥40,694,005	¥35,928,459	$358,603

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Shareholders’ Equity

	Number of issued shares	Capital stock	Legal reserve	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Thousands of yen, except number of shares)

Balance at March 31, 2005	12,000	¥600,000	¥150,000	¥23,017,152	¥—	¥23,767,152
Comprehensive income:
Net income	—	—	—	3,855,364	—	3,855,364
Comprehensive income						3,855,364
Cash dividends	—	—	—	(120,000)	—	(120,000)

Balance at March 31, 2006	12,000	¥600,000	¥150,000	¥26,752,516	¥—	¥27,502,516
Comprehensive income:
Net income	—	—	—	4,421,627	—	4,421,627
Comprehensive income						4,421,627
Cash dividends	—	—	—	(1,375,421)	—	(1,375,421)
Balance at March 31, 2007	12,000	¥600,000	¥150,000	¥29,798,722	¥—	¥30,548,722
Comprehensive income:
Net income	—	—	—	1,110,847	—	1,110,847
Comprehensive income						1,110,847
Adjustment to initially apply FASB Statement No. 158 (net of income tax of ¥ 90,050)	—	—	—	—	(132,626)	(132,626)
Cash dividends	—	—	—	(1,644,847)	—	(1,644,847)
Balance at March 31, 2008	12,000	¥600,000	¥150,000	¥29,264,722	¥(132,626)	¥29,882,096

	Number of issued shares	Capital Stock	Legal reserve	Retained Earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(U.S. dollars in thousands, except number of shares)

Balance at March 31, 2007	12,000	$5,989	$1,497	$297,421	$—	$304,907
Comprehensive income:
Net income	—	—	—	11,087	—	11,087
Comprehensive income						11,087
Adjustment to initially apply FASB Statement No. 158 (net of income tax $899)	—	—	—	—	(1,323)	(1,323)
Cash dividends	—	—	—	(16,417)	—	(16,417)
Balance at March 31, 2008	12,000	$5,989	$1,497	$292,091	$(1,323)	$298,254

See accompanying notes to consolidated financial statements.

SEN Corporation, an SHI and Axcelis Company

Consolidated Statements of Cash Flows

	Year ended March 31,			Year ended March 31,
	2006	2007	2008	2008
	(Thousands of yen)			(U.S. dollars in
				thousands)
Operating activities
Net income	¥3,855,364	¥4,421,627	¥1,110,847	$11,087

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	402,684	480,787	467,293	4,664
Loss on fixed asset disposal	6,699	10,391	2,869	29
Deferred income taxes (benefit) provision	184,847	(85,646)	(64,585)	(645)

Changes in operating assets and liabilities:
Trade receivables	(1,497,284)	(6,144,355)	12,624,474	126,005
Due from/ to SHI and affiliates	133,902	95,021	(808,681)	(8,071)
Due from/ to Axcelis and affiliates	(189,319)	104,416	(285,606)	(2,851)
Inventories	(963,531)	(1,172,145)	(447,118)	(4,463)
Trade accounts and notes payables	276,339	579,623	(1,533,291)	(15,304)
Income taxes payable	(1,611,852)	568,705	(1,534,200)	(15,313)
Other, net	(587,765)	173,060	(151,827)	(645)
Net cash (used in) provided by operating activities	10,084	(968,516)	9,380,175	93,624

Investing activities
Purchases of property, plant and equipment	(398,440)	(356,881)	(116,605)	(1,164)
Net cash used in investing activities	(398,440)	(356,881)	(116,605)	(1,164)

Financing activities
Cash dividends paid	(120,000)	(1,375,421)	(1,644,847)	(16,417)
Net cash used in financing activities	(120,000)	(1,375,421)	(1,644,847)	(16,417)
Net (decrease) increase in cash and cash equivalents	(508,356)	(2,700,818)	7,618,723	76,043
Cash and cash equivalents at beginning of the year	9,345,190	8,836,834	6,136,016	61,244
Cash and cash equivalents at end of the year	¥8,836,834	¥6,136,016	¥13,754,739	$137,287

Supplementary information
Income taxes paid during the year	¥3,676,965	¥2,264,769	¥2,090,734	$20,868

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation.  Depreciation is computed using the declining-balance method over the estimated useful lives of the respective assets (buildings — 6 to 40 years; machinery — 5 to 15 years; and furniture, fixtures and automobiles — 2 to 20 years) except for buildings purchased after April 1, 1998, which are depreciated on the straight-line basis over 31 years.

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

When a sales arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  The arrangement consideration is allocated to the individual items based on their relative fair values.  If there is objective and reliable evidence of fair value of the undelivered item in an arrangement, but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

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

Service revenue includes revenue from spare parts, maintenance services and equipment overhaul services.  Revenue related to maintenance service contracts is recognized ratably over the duration of the contracts.  Revenue related to services and equipment overhauls is recognized upon completion and acceptance of the service.  Revenue related to services and equipment overhauls is recognized upon the later of shipment or when title and risk of loss passes to the customer.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”).  SFAS 158 requires an employer to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in comprehensive income in the year the changes occur. It also requires the measurement date of plan assets and obligations to be at the end of the employers’ fiscal year. The Company adopted the requirement to recognize the funded status of its benefit plan and the disclosure requirements in its financial statements as of and for the year ending March 31, 2008, as described in Note 10 Employees’ and Directors’ Retirement Benefits.  However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet shall be effective for the Company’s fiscal year ending March 31, 2009.  Adoption of the measurement date provisions of SFAS 158 will require the Company to record adjustments to retained earnings and accumulated other comprehensive income for the effect of net periodic benefit costs incurred in the period January 1, 2008 to March 31, 2008.  The Company is currently evaluating whether to re-measure plan assets and benefit obligations as of March 31, 2008 to determine the effects of the measurement date change at March 31, 2008 (re-measurement method) or to continue to use the measurements as of December 31, 2007 and report the estimated effects of the measurement date change by allocating three-fifteenths of the net periodic benefit cost determined for the period from December 31, 2007 to March 31, 2009 (alternative method).  As a result, the impact of applying the measurement date provisions has yet to be determined.

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

Balances due from and to affiliates at March 31, 2007 and 2008 were as follows:

	2007	2008	2008
	(Thousands of yen)		(U.S. dollars in thousands)
Due from affiliates:
SHI and affiliates	¥1,456	¥7,675	$77
Axcelis and affiliates	60,575	97,130	969
	¥62,031	¥104,805	$1,046
Due to affiliates:
SHI and affiliates	¥1,403,727	¥601,265	$6,002
Axcelis and affiliates	527,713	278,662	2,781
	¥1,931,440	¥879,927	$8,783

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

Upon adoption of the recognition provision of SFAS 158, the Company recognized an accumulated other comprehensive income adjustment, after income taxes, consisting of a net actuarial loss and transition obligation of ¥119,797 thousand (US$ 1,196 thousand) and ¥ 12,829 thousand (US$ 127 thousand), respectively.

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

Note 17 Subsequent Events (Unaudited)

On March 30, 2009, pursuant to the Share Purchase Agreement dated February 26, 2009, Axcelis sold to SHI all of Axcelis’ common shares in the Company for the payment of JPY 13 billion (inclusive of the license fee referenced below).  On April 01, 2009, the Company changed its name to SEN Corporation.

In connection with the sale of its investment in the Company, on March 30, 2009, the Company and Axcelis entered into the License Agreement pursuant to which the parties have cross licensed to each other the rights to use certain patents and technical information on a non-exclusive, perpetual, royalty-free, worldwide basis. In addition to the above license the Company and Axcelis received sole exclusive licenses (subject to certain exceptions) for 4 years in the U.S. and Japan, respectively.  In accordance with this license agreement, the Company has paid a one time license fee of JPY 1,685 million.

Arbitration over various issues, disclosed in Note 16 above, was terminated in accordance with the joint dismissal document submitted by the Company and Axcelis on March 30, 2009 pursuant to a settlement agreement on the same date.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Mary G. Puma
DATED: June 26, 2009		Mary G. Puma,
Chairman of the Board, Chief Executive Officer and President

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed with the Commission on May 11, 2009.

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

10.9*	Named Executive Officer Base Compensation at March 1, 2009. Filed with the Original Form 10-K on March 31, 2009.

10.10*	Non-Employee Director Cash Compensation at March 1, 2009. Filed with the Original Form 10-K on March 31, 2009.

10.11*

Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

10.12

Loan and Security Agreement dated as of April 23, 2008 between the Company and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 12, 2008.

10.13

Share Purchase Agreement dated February 26, 2009 among the Company, Sumitomo Heavy Industries, Ltd. And SEN Corporation, and SHI and Axcelis Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2008.

10.14

Letter to the Company dated February 25, 2009 from U.S. Bank National Association, as trustee under the Indenture dated as of May 2, 2006 relating to Axcelis’ 4.25% Convertible Senior Subordinated Notes. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2008.

10.15

License Agreement dated as of March 30, 2009 between the Company and SEN Corporation, an SHI and Axcelis Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2009.

10.16*	Letter from Mary G. Puma to the Board of Directors dated May 1, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2009.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Incorporated by reference to the Original Form 10-K on March 31, 2009.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm relating to the financial statements of Axcelis Technologies, Inc. Filed with the Original Form 10-K on March 31, 2009.

23.2	Consent of Ernst & Young ShinNihon LLC, Independent Auditors, relating to the financial statements of SEN Corporation, an SHI and Axcelis Company. Filed herewith.

31.1	Certification of the Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 29, 2009. Filed herewith.

31.2	Certification of the Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated June 29, 2009. Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 29, 2009. Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated June 29, 2009. Filed herewith.

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