Form 10-Q
period 2009-09-30
AXCELIS TECHNOLOGIES INC
filed 2009-11-06
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 6, 2009 there were 103,907,814 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Product	$25,871	$32,490	$69,369	$163,543
Service	9,132	13,163	24,527	41,360
Royalties, primarily from SEN	4	801	389	3,334
	35,007	46,454	94,285	208,237
Cost of revenue
Product	21,681	22,759	62,571	112,906
Service	5,506	6,536	15,001	21,866
	27,187	29,295	77,572	134,772

Gross profit	7,820	17,159	16,713	73,465

Operating expenses
Research and development	7,648	15,873	24,935	49,680
Sales and marketing	5,700	12,381	18,864	36,760
General and administrative	7,874	10,562	27,075	31,254
Amortization of intangible assets	—	656	—	1,968
Restructuring charges	430	444	5,528	3,512
	21,652	39,916	76,402	123,174

Loss from operations	(13,832)	(22,757)	(59,689)	(49,709)

Other income (expense)
Gain on sale of SEN	—	—	1,080	—
Equity loss of SEN	—	(968)	(3,238)	(1,100)
Interest income	59	319	152	1,400
Interest expense	—	(1,724)	(1,676)	(5,005)
Other, net	(1,681)	763	(3,197)	314
	(1,622)	(1,610)	(6,879)	(4,391)

Loss before income taxes	(15,454)	(24,367)	(66,568)	(54,100)

Income taxes	444	374	864	1,118

Net loss	$(15,898)	$(24,741)	$(67,432)	$(55,218)

Net loss per share
Basic and diluted net loss per share	$(0.15)	$(0.24)	$(0.65)	$(0.54)

Shares used in computing basic and diluted net loss per share
Weighted average common shares outstanding	103,850	103,002	103,475	102,635

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$41,244	$37,694
Restricted cash	7,239	8,654
Accounts receivable, net	26,632	27,486
Inventories, net	123,630	150,113
Prepaid expenses and other current assets	10,931	17,231
Total current assets	209,676	241,178

Property, plant and equipment, net	41,940	44,432
Investment in SEN	—	156,677
Other assets	10,875	12,894
	$262,491	$455,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,432	$8,066
Accrued compensation	10,938	15,841
Warranty	1,029	3,137
Income taxes	856	337
Deferred revenue	10,093	12,508
Other current liabilities	2,868	6,897
Current portion of convertible subordinated debt	—	83,210
Total current liabilities	32,216	129,996

Long-term deferred revenue	659	1,872
Other long-term liabilities	3,982	3,936

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock	—	—
Common stock	104	103
Additional paid-in capital	487,047	483,546
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(265,911)	(198,479)
Accumulated other comprehensive income	5,612	35,425
	225,634	319,377
	$262,491	$455,181

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(67,432)	$(55,218)
Adjustments to reconcile net loss to net cash used for operating activities
Undistributed loss of SEN	3,238	1,100
Depreciation and amortization	5,593	15,307
Gain on sale of SEN	(1,080)	—
Amortization of intangible assets	—	1,968
Accretion of premium on convertible debt	133	2,441
Stock-based compensation expense	3,594	4,099
Provision for excess inventory	9,268	1,180
Changes in operating assets & liabilities
Accounts receivable	1,097	39,233
Inventories	18,091	(10,174)
Prepaid expenses and other current assets	6,468	12,838
Accounts payable & other current liabilities	(12,908)	(21,439)
Deferred revenue	(3,650)	(22,116)
Income taxes	480	254
Cash dividends from SEN	—	2,016
Other assets and liabilities	(710)	(5,614)
Net cash used for operating activities	(37,818)	(34,125)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(381)	(3,027)
Decrease in restricted cash	1,666	3,354
Proceeds from sale of SEN	132,847	—
Payments related to sale of SEN	(10,590)	—
Net cash provided by investing activities	123,542	327
Cash flows from financing activities
Repayment of convertible debt	(83,344)	—
Proceeds from exercise of stock options	—	110
Proceeds from Employee Stock Purchase Plan	65	771
Net cash provided by (used for) financing activities	(83,279)	881
Effect of exchange rate changes on cash	1,105	(1,233)
Net increase (decrease) in cash and cash equivalents	3,550	(34,150)
Cash and cash equivalents at beginning of period	37,694	83,877
Cash and cash equivalents at end of period	$41,244	$49,727

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

During the nine months ended September 30, 2009, the Company experienced negative cash flows from operations.  This was predominately driven by the net loss from operations attributable to the depressed semiconductor equipment market and the resultant decline in revenues.  Cash and cash equivalents at September 30, 2009 were $41.2 million, compared to $49.8 million at June 30, 2009. The $8.5 million decrease in cash and cash equivalents is mainly attributable to the cash used in operations including $2.4 million for restructuring costs.  The Company anticipates net cash outflows from operations to decline significantly in the fourth quarter of 2009.

Axcelis’ liquidity is affected by many factors. Some of these factors are based on normal operations of the business, including acceptance of the Optima product line, and others relate to the uncertainties of global economies, including the availability of credit, and the state of the semiconductor equipment industry.  We have seen initial signs of a recovery in the semiconductor capital equipment industry, and our forecasts for the remainder of 2009 and through 2010 assume a continuing modest recovery in fab utilization and capital spending by our customers.  We believe that, based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated requirements for 2010 and beyond. We continue to explore new financing sources; however, we do not currently have access to any source of credit.  The company’s forecast performance throughout 2010 shows a substantial improvement over its performance during the last year; if this forecast performance is not achieved, there could be a significant adverse effect on our liquidity.

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2.  Sale of Investment in SEN

Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. (“SHI”) in Japan.  This joint venture, which was known as SEN Corporation, an SHI and Axcelis Company (“SEN”), licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan.  On March 30, 2009, pursuant to a Share Purchase Agreement dated February 26, 2009, the Company sold to SHI all of the Company’s common shares in SEN in exchange for a cash payment of 13 billion Yen, which resulted in proceeds of approximately $132.8 million before advisor fees and other expenses of $10.6 million, of which $7.1 million was paid during the quarter ended June 30, 2009.  The sales price was determined through an arm’s length negotiation.

This transaction terminated all prior agreements among the three parties relating to the SEN joint venture.  In addition, the arbitration with SEN initiated by Axcelis in Tokyo was dismissed.

In connection with the sale of its investment in SEN, on March 30, 2009, the Company and SEN entered into a License Agreement pursuant to which the parties have cross licensed each other to use certain patents and technical information on a non-exclusive, perpetual, royalty-free, worldwide basis, provided that the Company and SEN received sole exclusive licenses for 4 years in the U.S. and Japan, respectively.  The licenses to technical information cover only technical information shared by the parties prior to the date of the license, so the license to SEN does not cover technical information relating to the Optima HD and Optima XE.  The license also excludes patents relating to Axcelis’ work in molecular implant and certain patents developed for the Optima HD and Optima XE.  The parties provided each other with limited warranties regarding their right to grant these licenses, and indemnity with respect thereto, but disclaim any warranty regarding the validity or freedom from infringement of the licensed intellectual property.  Neither party will provide any support for the other party’s use of the licensed intellectual property.

The sale of the Company’s investment in SEN on March 30, 2009, resulted in a gain of approximately $1.1 million.  This gain includes net proceeds of $122.2 million (after payment of advisor fees and other costs of $10.6 million) and cumulative foreign translation gain of $23.5 million, previously recorded in other comprehensive income, reduced by the carrying value of the investment on the date of sale of $144.6 million.  The gain from the sale of the Company’s investment in SEN is recorded in other income.

A portion of the proceeds of the sale were used to pay off, in full, the amounts due to the holder of the Company’s 4.25% Convertible Senior Subordinated Notes.

Note 3.  Long-lived Assets

The Company records impairment losses on intangibles and long-lived assets when events and circumstances indicate that long-lived assets might not be recoverable.  Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows.  If such assets are considered to be impaired, the impairment is measured based on the amount by which the carrying value exceeds its fair value.

During the fourth quarter of 2008, the Company experienced a sustained market capitalization below book value, as well as a significant decline in its business that led it to revise its short-term and long-term financial forecasts.  As a result, the Company recorded a total intangible and long-lived asset impairment charge at December 31, 2008 of $46.9 million.

During the three and nine months ended September 30, 2009, the Company continued to experience events and circumstances which indicated that a further impairment of long-lived assets may have occurred.  The significant decline in the Company’s stock price experienced in 2008 continued through September 30, 2009.  As of September 30, 2009 the Company continued to maintain a market capitalization significantly below book value.  In addition, the estimated future total available market for the Company’s products, which was significantly revised downward in the fourth quarter of 2008, showed no significant signs of recovery as of September 30, 2009.

Accordingly, as of September 30, 2009, the Company performed an analysis comparing the undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets.  The estimates of future operating results and cash flows are derived from the Company’s updated long-term financial forecast.  This updated long-term forecast represents the best estimate that the Company has at this time and the Company believes that its underlying assumptions are reasonable, based primarily on current product performance and customer acceptance.  This forecast relies primarily on market assumptions and market share Axcelis expects to achieve.  As of September 30, 2009, the Company’s analysis indicated that the carrying amounts for long-lived assets are expected to be recovered.  As such so the Company did not record an impairment charge in the three months ended September 30, 2009.  However, actual performance could be materially different from the Company’s current forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets in the future.  This could be caused by strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in the Company’s relationships with significant customers.  Accordingly, the Company will continue to perform this analysis no less than quarterly for the foreseeable future.

Note 4.  Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “2000 Plan”), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 14 to the consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $2.3 million and $3.6 million for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008, the Company recognized stock-based compensation expense of $1.9 million and $4.1 million respectively.  These amounts include the impact of recognizing compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock issued under the ESPP.

Note 5.  Net Income Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  Because the Company has net losses for  the three and nine month periods ended September 30, 2009, any potentially diluted common shares related to outstanding stock options, restricted stock units or convertible debentures have been excluded from the calculation of net loss per share because the effect would be anti-dilutive.

Note 6.  Comprehensive Income

The components of comprehensive income follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net loss	$(15,898)	$(24,741)	$(67,432)	$(55,218)
Other comprehensive income
Foreign currency translation adjustments	2,620	(5,961)	(6,346)	3,227
Unfunded pension liability of SEN	—	(638)	—	(638)
	$(13,278)	$(31,340)	$(73,778)	$(52,629)

Note 7.  Inventories

The components of inventories follow:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$79,521	$93,996
Work in process	27,928	35,977
Finished goods (completed systems)	16,181	20,140
	$123,630	$150,113

When recorded, reserves reduce the carrying value of inventory to its net realizable value.  The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions.  The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions.  Purchasing and usage alternatives are also explored to mitigate inventory exposure.

Approximately $54.2 million and $61.9 million of net inventory at September 30, 2009 and December 31, 2008, respectively, relates to the Optima product family.

Note 8.  Restructuring Charges

In the three and nine months ended September 30, 2009, the Company implemented a reduction in force related to planned actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force resulted in a total charge to restructuring expense of approximately $6.1 million related to severance and related costs for the nine months ended September 30, 2009, offset by a reversal of $0.6 million of accrued compensation expenses related to terminated employees.  A charge to expense of $0.4 million was recorded in the three months ended September 30, 2009.  During the nine months ended September 30, 2009, a total of $6.2 million was paid, which included $2.4 million paid in the three months ended September 30, 2009.

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, were as follows:

(in thousands)
Balance at December 31, 2008	$746
Severance and related costs	6,071
Cash payments	(6,226)
Balance at September 30, 2009	$591

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

Changes in the Company’s product warranty liability are as follows:

	Nine months ended
	September 30,
	2009	2008
	(in thousands)
Balance at December 31	$3,530	$6,245
Warranties issued during the period	736	2,124
Settlements made during the period	(1,945)	(4,418)
Changes in estimate of liability for pre-existing warranties during the period	(1,200)	(163)
Balance at September 30	$1,121	$3,788
Amount classified as current	$1,029	$3,166
Amount classified as long-term	92	622
Total Warranty Liability	$1,121	$3,788

Note 10.  Financial Arrangements

On January 15, 2009, Axcelis failed to make the required payment of approximately $85 million under an Indenture dated as of May 2, 2006 between Axcelis and U.S. Bank National Association, as Trustee, relating to the Company’s 4.25% Convertible Senior Subordinated Notes.  Such failure constituted an event of default under the Indenture.  Pursuant to the Indenture and as a result of the failure by Axcelis to make the required payment, Axcelis was required to pay, upon demand of the Trustee, the entire overdue amount, plus interest at a rate of 8.0% per annum, plus certain additional costs and expenses associated with the collection of such amounts.  On March 30, 2009, the Company completed the sale of SEN and a portion of the net proceeds was used to repay all amounts due under the Indenture, resulting in an extinguishment of the debt in full.

On April 23, 2008, the Company entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of $50.0 million or specified percentages of the amounts of qualifying accounts receivable and inventory.  The Company is currently unable to borrow against the facility because it is not currently in compliance with the financial covenants contained in the underlying credit agreement. This facility expires in April 2010.  If the Company terminates this revolving credit facility prior to its expiration, the Company will have to pay an early termination fee of approximately $0.5 million.

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

Note 12.  Significant Customers

For the three months ended September 30, 2009, two customers accounted for approximately 14.8%, 10.0%, of revenue respectively. For the nine months ended September 30, 2009, no single customer accounted for more than 10.0% of revenue. For the three months ended September 30, 2008, no single customer accounted for more than 10.0% of revenue.  For the nine months ended September 30, 2008, one customer accounted for approximately 13.0% of revenue.

Note 13.  Contingencies

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

Note 14.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. This guidance also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued a statement which delays the effective date for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of this guidance related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting this guidance effective January 1, 2008 was not material to the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance on business combinations.  This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This guidance applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; or 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued guidance which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2009, the FASB issued guidance on how companies should assess subsequent events.  This guidance is effective for interim and annual financial periods ending after June 15, 2009.  No significant events have occurred after September 30, 2009 that are expected to have a significant impact on the Company.  The Company has evaluated events occurring through November 6, 2009 (the date of issuance).

In June 2009, the FASB issued the FASB Accounting Standard Codification (the Codification).  This statement establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States.  This statement is effective for periods ending after September 15, 2009.  The adoption of the Codification will have no impact on the Company’s financial position, results of operations, or liquidity.

In September 2009, the FASB issued a new accounting standard to provide guidance on revenue recognition criteria for multiple-element arrangements. The new accounting standard modifies the criteria used to separate elements in a multiple-element arrangement by introducing the concept of best estimate of selling price, establishing a hierarchy of evidence for determining selling price (fair value), requiring the use of the relative selling price method and prohibiting the use of the residual method to allocate arrangement consideration among units of accounting. The new accounting standard also expands the disclosure requirements for all multiple-element arrangements and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for a calendar year-end entity). The Company is currently evaluating the impact of adopting this pronouncement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources,” those referred to in “Risk Factors” and others discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

Axcelis Technologies, Inc. (“Axcelis,” “the Company,” “we,” “us,” or “our”), is a worldwide producer of equipment used in the fabrication of semiconductors. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry.

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

During the three and nine months ended September 30, 2009 we incurred net losses.  Beginning in 2004, most customers shifted from multi wafer tools to single wafer tools for high current ion implant applications. Because we did not have a single wafer high current product, we experienced a significant loss of market share which we have yet to regain. We introduced our single wafer Optima HD (for high current applications) product in 2006 and have gained traction with this tool at a number of customers.  We introduced our single wafer Optima XE (for high energy applications) product in 2008 and during 2009 have shipped the Optima XE to multiple customers.

During the three and nine months ended September 30, 2009, our stock price continued to trade below book value.  Continuing losses from operations and negative cash flows have adversely impacted our stock price. In concert with the market uncertainty resulting from the current credit crisis, we believe that declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a prolonged recession.  An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending has severely impacted many technology manufacturers and has significantly lowered the demand for our products.  We believe that we have competitive products in the high current, medium current and high energy ion implant market segments, as well as dry strip.  However, challenging market conditions have severely limited our ability to increase sales and market share.  We believe that a combination of these factors accounts for the difference between our stock trading price and our book value.

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

There has been no material change in the nature of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Product	73.9%	69.9%	73.6%	78.5%
Service	26.1	28.4	26.0	19.9
Royalties, primarily from SEN	0.0	1.7	0.4	1.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	61.9	49.0	66.4	54.2
Services	15.7	14.1	15.9	10.5
Total cost of revenue	77.6	63.1	82.3	64.7

Gross profit	22.4	36.9	17.7	35.3

Operating expenses
Research and development	21.8	34.2	26.4	23.9
Sales and marketing	16.3	26.6	20.0	17.7
General and administrative	22.5	22.7	28.7	15.0
Amortization of intangible assets	0.0	1.4	0.0	0.9
Restructuring charges	1.2	1.0	5.9	1.7
Total operating expenses	61.8	85.9	81.0	59.2

Loss from operations	(39.4)	(49.0)	(63.3)	(23.9)

Other income (expense)
Gain on sale of SEN	0.0	0.0	1.1	0.0
Equity income (loss) of SEN	0.0	(2.1)	(3.4)	(0.5)
Interest income	0.2	0.7	0.2	0.7
Interest expense	0.0	(3.7)	(1.8)	(2.4)
Other, net	(4.8)	1.6	(3.4)	0.1
Total other income (expense)	(4.6)	(3.5)	(7.3)	(2.1)

Loss before income taxes	(44.0)	(52.5)	(70.6)	(26.0)
Income taxes (credits)	1.3	0.8	0.9	0.5
Net loss	(45.3)%	(53.3)%	(71.5)%	(26.5)%

Three and nine months ended September 30, 2009 in comparison to the three and nine months ended September 30, 2008

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $25.9 million, or 73.9% of revenue, for the three months ended September 30, 2009, compared with $32.5 million, or 69.9% of revenue for the three months ended September 30, 2008. Product revenue was $69.4 million, or 73.6% of revenue for the nine months ended September 30, 2009, compared with $163.5 million, or 78.5% of revenue for the nine months ended September 30, 2008.  System sales were $10.1 million, or 28.8% of revenue, for the three months ended September 30, 2009, compared with $8.9 million, or 19.1% of revenue, for the three months ended September 30, 2008.  System sales were $26.7 million, or 28.3% of revenue, for the nine months ended September 30, 2009, compared with $89.2 million, or 42.8% of revenue, for the nine months ended September 30, 2008.  The decline in product revenue in the three and nine month period ended September 30, 2009 is attributable to a weak semiconductor market and a related decrease in capital spending by semiconductor manufacturers.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2009 and 2008 was $10.8 million and $18.4 million, respectively.  The decline was mainly due to the decrease in systems sales during the three and nine months ended September 30, 2009.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $9.1 million, or 26.1% of revenue, for the three months ended September 30, 2009, compared with $13.2 million, or 28.4% of revenue, for the three months ended September 30, 2008.  Service revenue was $24.5 million, or 26.0% of revenue for the nine months ended September 30, 2009, compared with $41.4 million, or 19.9% of revenue for the nine months ended September 30, 2008.  Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.  The decline during the three and nine months ended September 30, 2009 was primarily due to the continuing depressed fabrication utilization in the semiconductor industry.

Royalties

Royalty revenue was $0.0 million, or 0.0% of revenue, for the three months ended September 30, 2009, compared with $0.8 million, or 1.7% of revenue, for the three months ended September 30, 2008.  Royalty revenue for the nine months ended September 30, 2009 was $0.4 million, or 0.4% of revenue, compared to $3.3 million, or 1.6%, of revenue for the nine months ended September 30, 2008. Royalties were earned primarily under our prior license agreement with SEN Corporation, an SHI and Axcelis Company (“SEN”).  Until March 30, 2009, we owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. (“SHI”) in Japan.  This joint venture, known as SEN, licensed technology from us relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan.   Changes in royalty revenue were mainly attributable to fluctuations in SEN sales volume based on demand for equipment by Japanese semiconductor manufacturers and the timing of shipments in Japan.  As a result of the sale of the Company’s investment in SEN, since March 30, 2009, SEN had no further obligation to pay royalties to the Company.

Ion Implant

Revenue from sales of ion implantation products and service accounted for $28.1 million, or 80.2% of total revenue, in the three months ended September 30, 2009, compared with $36.8 million, or 79.1% of total revenue, for the three months ended September 30, 2008.  Revenue from sales of ion implantation products and service accounted for $77.7 million, or 82.2% of revenue, for the nine months ended September 30, 2009, compared to $170.6 million, or 81.9% of revenue, in the nine months ended September 30, 2008.  The decline was due to the factors discussed above for product revenues.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems.  We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business.  The revenue from our aftermarket business was $24.9 million for the three months ended September 30, 2009, compared to $36.8 million for the three months ended September 30, 2008.  The revenue from our aftermarket business was $67.2 million for the nine months ended September 30, 2009, compared to $115.7 million for the nine months ended September 30, 2008.  Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  The decline during the three and nine months ended September 30, 2009 was primarily due to the continuing depressed fabrication utilization in the semiconductor industry.

Gross Profit

Product

Gross profit from product revenue was 16.2% for the three months ended September 30, 2009, compared to gross profit of 30.0% for the three months ended September 30, 2008.  Approximately 6.0% of the 13.8% decrease resulted from an additional provision for excess inventory.  The remaining 7.8% decrease is attributable to higher systems sales volume during the three months ended September 30, 2009 and the related favorable absorption of manufacturing overhead, which increased gross margins by 1.1%, offset by a 8.9% decrease in gross margin attributable to reduced revenue from the sale of spare parts and system upgrades reflecting the ongoing downturn in the semicap equipment market.  Gross profit from product revenue was 9.8% for the nine months ended September 30, 2009, compared with 31.0% for the nine months ended September 30, 2008.  Approximately 11.6% of the 21.2% decrease resulted from an additional provision for excess inventory.  The remaining 9.6% decrease is attributable to significantly lower systems sales volume during the nine months ended September 30, 2009 and the related under absorption of manufacturing overhead, which reduced gross margins by 19.5%, offset by a 9.9% increase in gross margin resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins.

Service

Gross profit from service revenue was 39.7% for the three months ended September 30, 2009, compared to 50.3% for the three months ended September 30, 2008.  Gross profit from service revenue was 38.8% for the nine months ended September 30, 2009, compared to 47.1% for the nine months ended September 30, 2008.  The decrease in gross profit is attributable to significantly lower volumes.

Research and Development

Research and development expense was $7.6 million in the three months ended September 30, 2009, a decrease of $8.3 million, or 52.2%, compared with $15.9 million in the three months ended September 30, 2008. The decrease was due to decreased payroll costs ($3.4 million), decreased consulting costs ($1.3 million), decreased project material costs ($0.7 million), decreased development asset amortization and depreciation costs ($2.3 million) and decreased other miscellaneous expenses ($0.6 million). Research and development expense was $24.9 million for the nine months ended September 30, 2009, a decrease of $24.8 million or 49.8%, compared with $49.7 million for the nine months ended September 30, 2008.  The decrease was due to decreased payroll costs ($10.4 million), decreased consulting costs ($2.8 million), decreased project material costs ($3.2 million), decreased development asset amortization and depreciation costs ($6.6 million) and decreased other miscellaneous expenses ($1.8 million).

Research and development expense was attributable to the following activities for the nine months ended September 30, 2009: 50% for new product development, 34% for improvement of existing products, and 16% for product testing.

Sales and Marketing

Sales and marketing expense was $5.7 million in the three months ended September 30, 2009, a decrease of $6.7 million, or 54.0%, compared with $12.4 million for the three months ended September 30, 2008. The decrease was due to decreased payroll costs ($2.4 million), decreased professional fee expenses ($2.2 million), decreased supplies and marketing service expenses ($0.6 million), decreased travel costs ($0.8 million), decreased freight costs ($0.3 million), and decreased other miscellaneous expenses ($0.4 million). Sales and marketing expense was $18.9 million for the nine months ended September 30, 2009, a decrease of $17.9 million, or 48.6%, compared with $36.8 million for the nine months ended September 30, 2008.  The decrease was driven primarily by decreased payroll costs ($8.1 million), decreased professional fee expenses ($3.7 million), decreased supplies and marketing service expenses ($2.4 million), decreased travel cost ($2.1 million), decreased freight costs ($0.9 million), and decreased other miscellaneous expense ($0.7 million).

General and Administrative

General and administrative expense was $7.9 million for the three months ended September 30, 2009, a decrease of $2.7 million or 25.4%, compared with $10.6 million in the three months ended September 30, 2008. The decrease was due to decreased payroll costs ($1.4 million), decreased professional fee expenses ($0.9 million), decreased amortization expense ($0.2 million) and decreased other miscellaneous expenses ($0.2 million).  General and administrative expense was $27.1 million for the nine months ended September 30, 2009, a decrease of $4.2 million, or 13.4%, compared with $31.3 million in the nine months ended September 30, 2008.  The decrease was due to decreased payroll costs ($4.0 million), decreased amortization costs ($0.6 million), decreased other miscellaneous expenses ($0.6 million), offset by increased professional fees ($1.0 million).

Restructuring

For the three and nine months ended September 30, 2009, we implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. This reduction in force resulted in a total charge to expense of approximately $6.1 million related to separation and outplacement costs for the nine months ended September 30, 2009, offset by a reversal of $0.6 million of accrued compensation expense related to terminated employees. A charge to expense of $0.4 million was recorded in the three months ended September 30, 2009.

Other Income (Expense)

The sale of the Company’s investment in SEN resulted in a gain of approximately $1.1 million for the nine months ended September 30, 2009.  This gain includes net proceeds of $122.2 million and cumulative foreign translation gain of $23.5 million, previously recorded in other comprehensive income, reduced by the carrying value of the investment on the date of sale of $144.6 million.

No equity loss or income was attributable to SEN for the three months ended September 30, 2009.  Equity loss attributable to SEN was $3.2 million for the nine months ended September 30, 2009.  Equity loss attributable to SEN was $1.0 million and $1.1 million for the three and nine months ended September 30, 2008. As a result of the sale of the Company’s investment in SEN, subsequent to March 30, 2009, the Company no longer records equity income or loss from SEN.

Interest income decreased by $0.3 million and $1.2 million for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, due primarily to lower average cash balances.

Interest expense decreased by $1.7 million and $3.3 million for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008.  The decrease for the three and nine months ended September 30, 2009 is due to the payment in full of the convertible senior subordinated notes on March 30, 2009.

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

Liquidity and Capital Resources

Our liquidity is affected by many factors.  Some of these relate specifically to the operations of our business, for example, the rate of sale of the Optima product in inventory, and others relate to the uncertainties of global economies, including the availability of credit, and the condition of the overall semiconductor equipment industry.

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

During the three and nine months ended September 30, 2009, we experienced negative cash flows from operations.  This was predominately driven by the net loss from operations attributable to the depressed semiconductor equipment market and the resultant decline in revenues.  Unrestricted cash and cash equivalents at September 30, 2009 were $41.2 million, compared to $37.7 million at December 31, 2008. The Major components of the change in unrestricted cash and cash equivalents during the nine months ended September 30, 2009 are net proceeds of $122.2 million from the sale of our investment in SEN, repayment of outstanding convertible debentures of $86.4 million (including accrued interest), and cash used for operations of $37.8 million.

We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $13.5 million to support certain operating lease obligations, workers’ compensation insurance, and certain value added tax claims in Europe, of which $7.2 million at September 30, 2009 was supported by cash pledged as collateral.  The pledged cash is reflected as restricted cash on the consolidated balance sheet.

On April 23, 2008, we entered into a revolving credit facility with a bank that provides for borrowings up to the lesser of $50 million or specified percentages of the amounts of qualifying accounts receivable and inventory.  We are currently unable to borrow against the facility because we are not currently in compliance with the financial covenants contained in the underlying credit agreement. This facility expires in April 2010.  If we terminate this revolving credit facility prior to its expiration, we will have to pay an early termination fee of approximately $0.5 million as of the date of termination.

We believe that, based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated requirements.  We have seen initial signs of a recovery in the semiconductor capital equipment industry, and our forecasts for the remainder of 2009 and through 2010 assume a continuing modest recovery in fab utilization and capital spending by our customers.  We believe that, based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated requirements for 2010 and beyond.  We continue to explore new financing sources; however, we do not currently have access to any source of credit.  The company’s forecast performance throughout 2010 shows a substantial improvement over its performance during the last year; if this forecast performance is not achieved, there could be a significant adverse effect on our liquidity.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2009, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of September 30, 2009, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2009.

3.2

Bylaws of the Company, as amended as of August 8, 2007. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 9, 2007.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2009. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2009. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2009. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2009. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/S/ STEPHEN G. BASSETT

DATED: November 6, 2009	By:	Stephen G. Bassett
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer