Form 10-Q
period 2010-03-31
AXCELIS TECHNOLOGIES INC
filed 2010-05-12
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-30941

AXCELIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1818596
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

As of May 12, 2010 there were 104,162,629 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue
Product	$40,278	$17,734
Service	8,222	7,784
Royalties, primarily from SEN	—	210
	48,500	25,728
Cost of revenue
Product	30,320	18,232
Service	5,173	4,489
	35,493	22,721

Gross profit	13,007	3,007
Operating expenses
Research and development	9,133	9,535
Sales and marketing	6,604	6,879
General and administrative	7,700	10,670
Restructuring charges	—	984
	23,437	28,068

Loss from operations	(10,430)	(25,061)

Other income (expense)
Gain on sale of SEN	—	1,080
Equity loss of SEN	—	(3,238)
Interest income	29	63
Interest expense	—	(1,676)
Other, net	(407)	(205)
	(378)	(3,976)

Loss before income taxes	(10,808)	(29,037)

Income taxes	293	118

Net loss	$(11,101)	$(29,155)

Net loss per share
Basic and diluted net loss per share	$(0.11)	$(0.28)

Shares used in computing basic and diluted net loss per share
Weighted average common shares	104,116	103,284

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$34,801	$45,020
Restricted cash	6,843	4,918
Accounts receivable, net	34,293	19,094
Inventories, net	105,205	114,558
Prepaid expenses and other current assets	10,474	10,016
Total current assets	191,616	193,606

Property, plant and equipment, net	40,226	40,868
Long-term restricted cash	—	2,245
Other assets	12,700	13,884
	$244,542	$250,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,822	$9,680
Accrued compensation	10,627	9,267
Warranty	730	638
Income taxes	1,099	1,499
Deferred revenue	5,295	5,127
Other current liabilities	3,760	3,546
Total current liabilities	34,333	29,757

Long-term deferred revenue	910	563
Other long-term liabilities	3,781	3,884

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock	—	—
Common stock	104	104
Additional paid-in capital	489,308	488,321
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(287,048)	(275,947)
Accumulated other comprehensive income	4,372	5,139
	205,518	216,399
	$244,542	$250,603

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(11,101)	$(29,155)
Adjustments to reconcile net loss to net cash used for operating activities
Undistributed loss of SEN	—	3,238
Depreciation and amortization	1,937	1,861
Gain on sale of SEN	—	(1,080)
Deferred Taxes	167	—
Accretion of premium on convertible debt	—	133
Stock-based compensation expense	817	858
Provision for excess inventory	758	4,727
Changes in operating assets & liabilities
Accounts receivable	(15,425)	6,228
Inventories	8,252	2,973
Prepaid expenses and other current assets	(362)	1,615
Accounts payable & other current liabilities	4,922	(3,297)
Deferred revenue	526	11
Income taxes	(408)	76
Other assets and liabilities	54	(270)
Net cash used for operating activities	(9,863)	(12,082)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(263)	(213)
Decrease in restricted cash	319	—
Proceeds from sale of SEN	—	129,377
Net cash provided by investing activities	56	129,164
Cash flows from financing activities
Repayment of convertible debt	—	(83,344)
Financing fees and other expenses	(431)	—
Proceeds from exercise of stock options	32	—
Proceeds from Employee Stock Purchase Plan	169	182
Net cash used for financing activities	(230)	(83,162)
Effect of exchange rate changes on cash	(182)	(371)
Net increase (decrease) in cash and cash equivalents	(10,219)	33,549
Cash and cash equivalents at beginning of period	45,020	37,694
Cash and cash equivalents at end of period	$34,801	$71,243

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

Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. (“SHI”) in Japan.  Detailed information about the Company’s investment in the joint venture is provided in Note 2.

During the three months ended March 31, 2010, the Company experienced negative cash flows from operations of $9.9 million predominately driven by an $11.1 million net loss.   Cash and cash equivalents at March 31, 2010 were $34.8 million, compared to $45.0 million at December 31, 2009. The Company’s 2010 plan includes improvement in revenue and operating cash flow and reduction in working capital as compared to 2009.  The Company believes that based on its current market, revenue and expense forecasts, its existing cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements.  During the quarter ended March 31, 2010 the Company continued to benefit from improving market conditions and increased capacity utilization at customers’ manufacturing facilities. Industry forecasts project this positive trend to continue throughout the remainder of 2010 and into 2011. Should the market recovery not continue as expected, the Company believes it can control spending levels to provide sufficient liquidity to support operations through 2010. However, the absence of a continuing market recovery in 2010 would likely have a material effect on the Company’s liquidity entering 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S.generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation of these financial statements have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

On March 30, 2009, a portion of the proceeds of the sale were used to pay off, in full, the amounts due to the holder of the Company’s 4.25% Convertible Senior Subordinated Notes.  See Note 8.

Note 3. Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “2000 Plan”), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 14 to the consolidated financial statements in the Company’s 2009 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $0.8 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.  These amounts include compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock expected to be issued under the ESPP.

Note 4. Net Loss Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company has net losses for the three-month periods ended March 31, 2010 and 2009, any potentially diluted common shares related to outstanding stock options, restricted stock, restricted stock units and convertible debt have been excluded from the calculation of net loss per share because the effect would be anti-dilutive.

Note 5. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands)

Net loss	$(11,101)	$(29,155)
Other comprehensive loss
Foreign currency translation adjustments	(767)	(11,789)
	$(11,868)	$(40,944)

Note 6. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Raw materials	$67,472	$69,661
Work in process	19,755	27,654
Finished goods (completed systems)	17,978	17,243
	$105,205	$114,558

When recorded, reserves reduce the carrying value of inventory to its net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including forecasted sales or usage, estimated product end- of- life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of March 31, 2010 and December 31, 2009, inventory is stated net of inventory reserves of $36.3 million and $37.0 million respectively.

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

Changes in the Company’s product warranty liability are as follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Balance at December 31	$726	$3,530
Warranties issued during the period	463	284
Settlements made during the period	(546)	(695)
Changes in estimate of liability for pre-existing warranties during the period	115	(874)
Balance at March 31	$758	$2,245
Amount classified as current	$730	$2,089
Amount classified as long-term	28	156
Total Warranty Liability	$758	$2,245

Note 8. Financial Arrangements

Bank Credit Facility

On March 12, 2010, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. Borrowings made under the facility will bear interest at the greater of 6% or the bank’s prime rate plus 2%. The agreement will terminate on March 12, 2011.

The Company’s current forecast projects that the Company will not be in compliance with all financial covenants at the close of the second quarter.  The Company has executed a term sheet received from the bank providing for a modification to the revolving credit agreement by amending the financial covenants.  This term sheet is subject to final approval by the bank.  Based on current forecasts, the Company believes it will be in compliance with the financial covenants, as proposed to be modified in the term sheet, throughout 2010.  The Company believes it will obtain final bank approval and close on the modifications to the bank credit facility by the end of May 2010.  However, there can be no assurance that such final approval and closure will occur by the end of May or at all.

The Company believes that based on its current market, revenue and expense forecasts, its existing cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements.

Convertible Subordinated Debt

On March 30, 2009, Axcelis used a portion of the proceeds of the sale of its interest in SEN (see Note 2) to pay all amounts due (approximately $85 million) under an Indenture between Axcelis and U.S. Bank National Association, as trustee, relating to the Company’s 4.25% Convertible Senior Subordinated Notes, resulting in an extinguishment of the debt in full.

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

Note 10. Significant Customers

For the three months ended March 31, 2010, one customer accounted for approximately 16.6% of revenue. For the three months ended March 31, 2009, two customers accounted for approximately 14.8% and 13.8% of revenue, respectively.

Note 11. Contingencies

Litigation

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth or referred to under “Liquidity and Capital Resources” and “Risk Factors” and others discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenues and gross margins, to the extent affected by increases or decreases in volume, fluctuate from year to year and period to period. The industry experienced a downturn beginning in the second half of 2008 which extended through 2009, although signs of improvement began during the fourth quarter of 2009 and have continued through the first quarter of 2010.  Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we experience fluctuations in operating results and cash flows depending on our revenues as driven by the level of capital expenditures by semiconductor manufacturers.

The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and partnering within the semiconductor manufacturing industry is increasing. We expect these trends to continue to reduce the number of our potential customers. This growing concentration of Axcelis’ customers may increase pricing pressure as higher percentages of our total revenues are tied to the buying decisions of a particular customer or a small number of customers.

Although we believe that we have competitive products, since mid-2008 challenging market conditions have severely limited our ability to increase sales and market share.  During this period, adverse market conditions such as credit constriction, higher unemployment, lower corporate earnings, lower business investment and lower consumer spending severely impacted many technology manufacturers and significantly lowered the demand for our products.  In the quarter ended March 31, 2010, we have seen signs that the economy, and the market for our products, are beginning to improve leading to improved revenues.  Our expense base is reduced from earlier periods due to cost reduction initiatives implemented in 2009 and 2008.

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

There has been no material change in the nature of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table sets forth our results of operations as a percentage revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue
Product	83.0%	68.9%
Service	17.0	30.3
Royalties, primarily from SEN	—	0.8
Total revenue	100.0	100.0
Cost of revenue
Product	62.5	70.9
Service	10.7	17.4
Total cost of revenue	73.2	88.3

Gross profit	26.8	11.7

Operating expenses
Research and development	18.8	37.1
Sales and marketing	13.6	26.7
General and administrative	15.9	41.5
Restructuring charges	—	3.8
Total operating expenses	48.3	109.1

Loss from operations	(21.5)	(97.4)

Other income (expense)
Gain on sale of SEN	—	4.2
Equity loss of SEN	—	(12.6)
Interest income	—	0.2
Interest expense	—	(6.5)
Other, net	(0.8)	(0.8)
Total other income (expense)	(0.8)	(15.5)

Loss before income taxes	(22.3)	(112.9)
Income taxes	0.6	0.5
Net loss	(22.9)%	(113.4)%

Three months ended March 31, 2010 in comparison to the three months ended March 31, 2009

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $40.3 million or 83.0% of revenue for the three months ended March 31, 2010, compared with $17.7 million, or 68.9% of revenue for the three months ended March 31, 2009. The increase in product revenue in the three-month period ended March 31, 2010 is attributable to the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2010 and 2009 was $6.2 million and $14.4 million, respectively. The decline was mainly due to the decrease in systems sales in 2009.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $8.2 million, or 17.0% of revenue for the three months ended March 31, 2010, compared with $7.8 million, or 30.3% of revenue, for the three months ended March 31, 2009. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. The slight increase was due to an increase in fabrication utilization in the semiconductor industry.

Royalties

We had no royalty revenue in the three months ended March 31, 2010 compared with $0.2 million, or 0.8% of revenue for the three months ended March 31, 2009.  Royalties were earned primarily under our prior license agreement with SEN. As a result of the sale of our investment in SEN, SEN has had no further royalty obligations since March 30, 2009.

Ion Implant

Included in total revenue of $48.5 million is revenue from sales of ion implantation products and service which accounted for $41.3 million, or 85.2% of total revenue in the three months ended March 31, 2010, compared with $22.2 million, or 86.3%, of total revenue for the three months ended March 31, 2009. The dollar increase was due to the factors discussed above for product revenues.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $48.5 million is revenue from our aftermarket business of $32.5 million for the three months ended March 31, 2010, compared to $18.4 million for the three months ended March 31, 2009. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service. After hitting bottom in the first quarter of 2009 capacity utilization across the industry has increased in every subsequent quarter. This has resulted in successive improvements in aftermarket revenue each quarter, a trend that is expected to continue throughout 2010 based on industry projections.

Gross Profit

Product

Gross profit from product revenue was 24.7% for the three months ended March 31, 2010, compared to gross profit of (2.8%) for the three months ended March 31, 2009.   Approximately 9.9% of the 27.5% increase was attributable to a lower provision for excess inventory. The remaining 17.6% increase in gross profit from product revenues is attributable to higher system sales volume and the related favorable absorption of fixed overhead costs, which accounted for 13.5%, and the favorable impact of increased parts and upgrade revenue at higher margins, which accounted for 4.1%.

Service

Gross profit from service revenue was 37.1% for the three months ended March 31, 2010, compared to 42.3% for the three months ended March 31, 2009. The decrease in gross profit is attributable to changes in the mix of service contracts.

Research and Development

Research and development expense was $9.1 million in the three months ended March 31, 2010, a decrease of $0.4 million, or 4.2%, compared with $9.5 million in the three months ended March 31, 2009. The decrease was due to decreased payroll costs ($0.5 million) due to a reduction in research and development headcount and increased other miscellaneous expense ($0.1 million).

Research and development expense was attributable to the following activities for the three months ended March 31, 2010: 44% for new product development, 36% for improvement of existing products, and 20% for product testing.

Sales and Marketing

Sales and marketing expense was $6.6 million in the three months ended March 31, 2010, a decrease of $0.3 million, or 4.3%, compared with $6.9 million for the three months ended March 31, 2009. The decrease was due to decreased payroll costs ($0.5 million) due to a reduction in sales and marketing headcount, offset by increased travel costs ($0.2 million).

General and Administrative

General and administrative expense was $7.7 million for the three months ended March 31, 2010, a decrease of $3.0 million, or 28.0%, compared with $10.7 million in the three months ended March 31, 2009. The decrease was primarily due to decreased professional fee expenses ($3.2 million), decreased other miscellaneous expenses ($0.1 million) and increased payroll costs ($0.3 million).

Restructuring

The Company incurred no restructuring charges in the three months ended March 31, 2010.  During the three months ended March 31, 2009, we implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. This reduction in force resulted in a restructuring charge of $1.0 million for separation and outplacement costs.

Other Income (Expense)

The sale of the Company’s investment in SEN in the first quarter of 2009 resulted in a gain of approximately $1.1 million. This gain includes net proceeds of $122.2 million and cumulative foreign translation gain of $23.5 million, previously recorded in other comprehensive income, reduced by the carrying value of the investment on the date of sale of $144.6 million.

Equity loss attributable to SEN was $3.2 million for the three months ended March 31, 2009.  As a result of the sale of the Company’s investment in SEN, subsequent to March 31, 2009, the Company will no longer record equity income or loss from SEN.

Interest expense decreased by $1.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease for the three months ended March 31, 2010 is due to the payment in full of the convertible senior subordinated notes on March 30, 2009. At March 31, 2010 the Company had no outstanding obligations incurring interest.

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

We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $90.2 million at December 31, 2009. These carryforwards, which expire principally between 2018 and 2028, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions. The sale of our investment in SEN generated taxable income which we will off-set with existing net operating loss carry forwards.

During the three months ended March 31, 2010, the Company experienced negative cash flows from operations of $9.9 million, predominately driven by our $11.1 million net loss. Cash and cash equivalents at March 31, 2010 were $34.8 million, compared to $45.0 million at December 31, 2009.

On March 12, 2010, we amended our existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The Company’s current forecast projects that the Company will not be in compliance with all financial covenants at the close of the second quarter. The Company has executed a term sheet received from the bank providing for a modification to the revolving credit agreement by amending the financial covenants. This term sheet is subject to final approval by the bank. Based on current forecasts, the Company believes it will be in compliance with the financial covenants, as proposed to be modified in the term sheet, throughout 2010. The Company believes it will obtain final bank approval and close on the modifications to the bank credit facility by the end of May 2010. However, there can be no assurance that such final approval and closure will occur by the end of May or at all.

We believe that based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements. Our 2010 forecast reflects revenue and gross margins consistent with our understanding of customer plans, the improving market conditions currently forecasted by the industry (and experienced by the Company to date in 2010), and increasing capacity utilization at customers’ manufacturing facilities, which has had a positive impact on our aftermarket business for the past several quarters. Forecasted operating expense levels are based on 2010 run rates. Should the market recovery in 2010 not proceed in accordance with industry forecasts and our expectations, we believe we can control spending levels to provide sufficient liquidity to support operations through 2010. However, the absence of a continuing market recovery in 2010 would likely have a material effect on our liquidity entering 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2010, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of March 31, 2010, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The information responsive to this item was previously disclosed in Form 8-K filed on January 15, 2009.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

The following information is provided in lieu of a Form 8-K.

The Annual Meeting of Stockholders of Axcelis Technologies, Inc. was held on May 7, 2010 at the Company’s corporate offices in Beverly, Massachusetts. Out of 104,135,179 shares of Common Stock (as of the record date of March 9, 2010 entitled to vote at the meeting, 86,011,811 shares, or 82.6%, were present in person or by proxy.

(a)                                  Election of Directors.  Each of the two directors nominated for election at the Annual Meeting was elected by a plurality of votes cast, to serve for a one year term ending in 2011, and until their successors are elected. The vote was as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Patrick H. Nettles	59,234,473	3,335,955
Geoffrey Wild	59,790,184	2,780,244

(b)                                 Ratification of Appointment of Auditors.  A majority of the votes cast at the meeting were voted in favor of the proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of our financial statements for the year ending December 31, 2010. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
84,253,054	468,011	1,290,476

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit
No	Description
3.1

Amended and Restated Certificate of Incorporation of the Company adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2009.

3.2

Bylaws of the Company, as amended as of August 8, 2007. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 9, 2007.

10.1	Amended and Restated Loan and Security Agreement dated as of March 12, 2010 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Filed herewith.

10.2	Export-Import Bank Loan and Security Agreement dated as of March 12, 2010 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Filed herewith.

10.3

Axcelis Management Incentive Plan, as amended and restated by the Compensation Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-K for 2009 filed with the Commission on March 15, 2010.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 12, 2010. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 12, 2010. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 12, 2010. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 12, 2010. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 12, 2010	By:	/s/ STEPHEN G. BASSETT

Stephen G. Bassett
Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer