Form 10-Q
period 2010-06-30
AXCELIS TECHNOLOGIES INC
filed 2010-08-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 4, 2010 there were 104,649,926 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Product	$50,693	$25,764	$90,971	$43,498
Service	7,510	7,611	15,732	15,395
Royalties from SEN	—	175	—	385
	58,203	33,550	106,703	59,278
Cost of revenue
Product	33,690	22,658	64,010	40,890
Service	4,645	5,006	9,818	9,495
	38,335	27,664	73,828	50,385
Gross profit	19,868	5,886	32,875	8,893
Operating expenses
Research and development	9,477	7,752	18,610	17,287
Sales and marketing	6,606	6,285	13,210	13,164
General and administrative	7,464	8,531	15,164	19,201
Restructuring charges	—	4,114	—	5,098
	23,547	26,682	46,984	54,750
Loss from operations	(3,679)	(20,796)	(14,109)	(45,857)
Other income (expense)
Gain on sale of SEN	—	—	—	1,080
Equity loss of SEN	—	—	—	(3,238)
Interest income	25	30	54	93
Interest expense	—	—	—	(1,676)
Other, net	342	(1,311)	(65)	(1,516)
	367	(1,281)	(11)	(5,257)
Loss before income taxes	(3,312)	(22,077)	(14,120)	(51,114)
Income taxes	1,217	302	1,510	420
Net loss	$(4,529)	$(22,379)	$(15,630)	$(51,534)
Net loss per share
Basic and diluted net loss per share	$(0.04)	$(0.22)	$(0.15)	$(0.50)
Shares used in computing basic and diluted net loss per share
Weighted average common shares	104,170	103,286	104,143	103,285

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$47,886	$45,020
Restricted cash	4,047	4,918
Accounts receivable, net	34,264	19,094
Inventories, net	97,824	114,558
Prepaid expenses and other current assets	14,877	10,016
Total current assets	198,898	193,606
Property, plant and equipment, net	39,521	40,868
Long-term restricted cash	—	2,245
Other assets	10,255	13,884
	$248,674	$250,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,854	$9,680
Accrued compensation	10,402	9,267
Warranty	974	638
Income taxes	1,367	1,499
Deferred revenue	10,097	5,127
Other current liabilities	4,424	3,546
Total current liabilities	45,118	29,757
Long-term deferred revenue	895	563
Other long-term liabilities	3,630	3,884
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock	—	—
Common stock	104	104
Additional paid-in capital	490,686	488,321
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(291,577)	(275,947)
Accumulated other comprehensive income	1,036	5,139
	199,031	216,399
	$248,674	$250,603

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(15,630)	$(51,534)
Adjustments to reconcile net loss to net cash used for operating activities
Undistributed loss of SEN	—	3,238
Depreciation and amortization	3,711	3,727
Gain on sale of SEN	—	(1,080)

Accretion of premium on convertible debt	—	133
Stock-based compensation expense	1,568	1,316
Provision for excess inventory	1,331	7,492
Changes in operating assets & liabilities
Accounts receivable	(16,011)	4,117
Inventories	13,844	9,229
Prepaid expenses and other current assets	(5,051)	5,956
Accounts payable & other current liabilities	11,502	(5,932)
Deferred revenue	5,366	(5,072)
Income taxes	(110)	139
Other assets and liabilities	1,673	(401)
Net cash provided by (used for) operating activities	2,193	(28,672)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(480)	(354)
Decrease in restricted cash	3,116	1,741
Proceeds from sale of SEN	—	132,847
Payments related to sale of SEN	—	(10,590)
Net cash provided by investing activities	2,636	123,644
Cash flows from financing activities
Repayment of convertible debt	—	(83,344)
Financing fees and other expenses	(514)	—
Proceeds from exercise of stock options	55	—
Proceeds from Employee Stock Purchase Plan	206	65
Net cash used for financing activities	(253)	(83,279)
Effect of exchange rate changes on cash	(1,710)	384
Net increase in cash and cash equivalents	2,866	12,077
Cash and cash equivalents at beginning of period	45,020	37,694
Cash and cash equivalents at end of period	$47,886	$49,771

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

During the six months ended June 30, 2010, the Company experienced positive cash flows from operations of $2.2 million, which reflects improved market conditions and working capital improvements.   Cash and cash equivalents at June 30, 2010 were $47.9 million, compared to $34.8 million at March 31, 2010. The Company’s 2010 plan includes improvement in revenue and operating cash flow and reduction in working capital as compared to 2009.  The Company believes that based on its current market, revenue and expense forecasts, its existing cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements.  During the six months ended June 30, 2010 the Company continued to benefit from improving market conditions and increased capacity utilization at customers’ manufacturing facilities. Industry forecasts project this positive trend to continue throughout the remainder of 2010 and into 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation of these financial statements have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

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

Under Accounting Standards Codification Topic 718, the Company recognized stock-based compensation expense of $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense of $0.5 million and $1.3 million respectively. These amounts include the impact of recognizing compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock under the ESPP.

Note 4. Net Loss Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company has net losses for the three and six-month periods ended June 30, 2010 and 2009, any potentially dilutive common shares related to outstanding stock options, restricted stock, restricted stock units and convertible debt have been excluded from the calculation of net loss per share because the effect would be anti-dilutive.

Note 5. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(4,529)	$(22,379)	$(15,630)	$(51,534)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,336)	2,823	(4,103)	(8,966)
	$(7,865)	$(19,556)	$(19,733)	$(60,500)

Note 6. Inventories

The components of inventories are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$66,637	$69,661
Work in process	22,777	27,654
Finished goods (completed systems)	8,410	17,243
	$97,824	$114,558

When recorded, reserves reduce the carrying value of inventory to its net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including forecasted sales or usage, estimated product end- of- life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of June 30, 2010 and December 31, 2009, inventory is stated net of inventory reserves of $26.6 million and $37.0 million, respectively.

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

Changes in the Company’s product warranty liability are as follows:

	Six months ended June 30,
	2010	2009
	(in thousands)
Balance at December 31	$726	$3,530
Warranties issued during the period	1,229	388
Settlements made during the period	(919)	(1,302)
Changes in estimate of liability for pre-existing warranties during the period	11	(1,310)
Balance at June 30	$1,047	$1,306
Amount classified as current	$974	$1,251
Amount classified as long-term	73	55
Total Warranty Liability	$1,047	$1,306

Note 8. Financial Arrangements

Bank Credit Facility

On March 12, 2010, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. Borrowings made under the facility will bear interest at the greater of 6.0% or the bank’s prime rate (3.25% at June 30, 2010) plus 2.0%. The agreement will terminate on March 12, 2011. For each of the three and six month periods ended June 30, 2010  and 2009 the Company incurred fees and costs of $0.2 million and $0.4 million related to its revolving credit facilities.

On May 25, 2010 the Company and its lender agreed to modify a financial covenant in the revolving credit facility regarding maximum allowable quarterly losses. Based on current forecasts, the Company believes it will be in compliance with the financial covenants, as modified, throughout 2010.

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

Note 10. Significant Customers

For the three months ended June 30, 2010, one customer accounted for approximately 16.8% of revenue.  For the six months ended June 30, 2010, two customers each accounted for approximately 12.9% and 11.2% of revenue, respectively.  For the three months ended June 30, 2009, three customers each accounted for approximately 12.1%, 10.2%, and 10.0% of revenue, respectively.    For the six months ended June 30, 2009, one customer accounted for approximately 11.4% of revenue.

Note 11. Contingencies

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Indemnifications

The Company’s system sales agreements typically include provisions under which the Company agrees to take certain actions, provide certain remedies and defend its customers against third-party claims of intellectual property infringement under specified conditions and to indemnify customers against any damage and costs awarded in connection with such claims. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements

Note 12. Recent Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources,” and “Risk Factors” and others discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenue and gross margins fluctuate from year to year and period to period. The industry experienced a downturn beginning in the second half of 2008 which extended through 2009, although signs of improvement began during the fourth quarter of 2009 and have continued through the first six months of 2010. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and partnering within the semiconductor manufacturing industry is increasing. We expect these trends to continue to reduce the number of our potential customers. This growing concentration of Axcelis’ customers may increase pricing pressure as higher percentages of our total revenue are tied to the buying decisions of a particular customer or a small number of customers.

During the last six months of 2008 and through 2009 challenging market conditions severely limited our ability to increase sales and market share.  During this period, adverse market conditions such as credit constriction, higher unemployment, lower corporate earnings, lower business investment and lower consumer spending severely impacted many technology manufacturers and significantly lowered the demand for our products.  During the three and six months ended June 30, 2010,  the economy and the market for our products have begun to improve.  We also believe we are gaining market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance for our technology. Our expense base is reduced from earlier periods due to cost reduction initiatives implemented in 2009 and 2008.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Product	87.1%	76.8%	85.3%	73.4%
Service	12.9	22.7	14.7	26.0
Royalties from SEN	0.0	0.5	0.0	0.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	57.9	67.5	60.0	69.0
Service	8.0	14.9	9.2	16.0
Total cost of revenue	65.9	82.4	69.2	85.0
Gross profit	34.1	17.6	30.8	15.0
Operating expenses
Research and development	16.3	23.1	17.4	29.2
Sales and marketing	11.3	18.7	12.4	22.2
General and administrative	12.8	25.4	14.2	32.4
Restructuring charges	0.0	12.3	0.0	8.6
Total operating expenses	40.4	79.5	44.0	92.4
Loss from operations	(6.3)	(61.9)	(13.2)	(77.4)
Other income (expense)
Gain on sale of SEN	0.0	0.0	0.0	1.8
Equity loss of SEN	0.0	0.0	0.0	(5.5)
Interest income	0.0	0.1	0.1	0.2
Interest expense	0.0	0.0	0.0	(2.8)
Other, net	0.6	(3.9)	(0.1)	(2.6)
Total other income (expense)	0.6	(3.8)	0.0	(8.9)
Loss before income taxes	(5.7)	(65.7)	(13.2)	(86.3)
Income taxes	2.1	0.9	1.4	0.7
Net loss	(7.8)%	(66.6)%	(14.6)%	(87.0)%

Three and six months ended June 30, 2010 in comparison to the three and six months ended June 30, 2009

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $50.7 million, or 87.1% of revenue, for the three months ended June 30, 2010, compared with $25.8 million, or 76.8% of revenue for the three months ended June 30, 2009. Product revenue was $91.0 million, or 85.3% of revenue for the six months ended June 30, 2010, compared with $43.5 million, or 73.4% of revenue for the six months ended June 30, 2009. System sales were $22.1 million, or 38.0% of revenue, for the three months ended June 30, 2010, compared with $9.5 million, or 28.3% of revenue for the three months ended June 30, 2009. System sales were $38.2 million, or 35.8% of revenue, for the six months ended June 30, 2010, compared with $16.6 million, or 28.0% of revenue, for the six months ended June 30, 2009. The increase in product revenue in the three and six month period ended June 30, 2010 is attributable to the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers. In addition, we also believe we are gaining market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance for our technology.

A  portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2010 and 2009 was $11.0 million and $9.3 million, respectively. The increase was mainly due to the increase in systems sales in 2010.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.5 million, or 12.9% of revenue, for the three months ended June 30, 2010, compared with $7.6 million, or 22.7% of revenue, for the three months ended June 30, 2009. Service revenue was $15.7 million, or 14.7% of revenue for the six months ended June 30, 2010, compared with $15.4 million, or 26.0% of revenue for the six months ended June 30, 2009. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. The slight increase during the six months ended June 30, 2010 was due to an increase in fabrication utilization in the semiconductor industry.

Royalties from SEN

We had no royalty revenue for the three and six month periods ended June 30, 2010, compared with $0.2 million, or 0.5% of revenue, for the three months ended June 30, 2009 and $0.4 million, or 0.6%, of revenue for the six months ended June 30, 2009.   Royalties were earned under our prior license agreement with SEN. As a result of the sale of our investment in SEN, SEN has had no further royalty obligations since March 30, 2009.

Ion Implant

Included in total revenue of $58.2 million for the three month period ended June 30, 2010 is revenue from sales of ion implantation products and service of $47.7 million, or 82.0% of total revenue, compared with $27.3 million, or 81.4% of total revenue, for the three months ended June 30, 2009. Revenue from sales of ion implantation products and service accounted for $89.0 million, or 83.4% of revenue, for the six months ended June 30, 2010, compared to $49.5 million, or 83.5% of revenue, in the six months ended June 30, 2009. The dollar increase was due to the factors discussed above for product revenue.

Aftermarket

The Company’s product revenue includes sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $58.2 million is revenue from our aftermarket business of $36.1 million for the three months ended June 30, 2010, compared to $23.9 million for the three months ended June 30, 2009. The revenue from our aftermarket business was $68.5 million for the six months ended June 30, 2010, compared to $42.3 million for the six months ended June 30, 2009. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  After hitting bottom in the first quarter of 2009, capacity utilization across the industry has increased in every subsequent quarter.  This has resulted in successive improvements in aftermarket revenue each quarter, a trend that is expected to continue throughout 2010 based on industry projections.

Gross Profit

Product

Gross profit from product revenue was 33.5% for the three months ended June 30, 2010, compared to gross profit of 12.1% for the three months ended June 30, 2009. Approximately 4.3% of the 21.4% increase resulted from a lower provision for excess inventory. The remaining 17.1% increase in gross profit from product revenue is attributable to higher system sales volume and the related favorable absorption of manufacturing overhead costs, which accounted for 16.4%, and the favorable impact of increased parts and upgrade revenue at higher margins, which accounted for 0.7%. Gross profit from product revenue was 29.6% for the six months ended June 30, 2010, compared with 6.0% for the six months ended June 30, 2009. Approximately 6.8% of the 23.6% increase resulted from a lower provision for excess inventory. The remaining 16.8% increase in gross profit from product revenue is attributable to  higher systems sales volume and the related favorable absorption of manufacturing overhead costs which accounted for 14.7% and the favorable impact of  increased parts and upgrade revenue at higher margins which accounted for 2.1%.

Service

Gross profit from service revenue was 38.1% for the three months ended June 30, 2010, compared to 34.2% for the three months ended June 30, 2009. The increase in gross profit is attributable to the favorable absorption of fixed service costs due to an increase in billable service hours.  Gross profit from service revenue was 37.6% for the six months ended June 30, 2010, compared to 38.3% for the six months ended June 30, 2009. The decrease in gross profit is attributable to changes in the mix of service contracts.

Operating Expenses

In response to continuing weak market conditions in 2009 the Company took several actions, including reduction in headcount, to reduce operating expenses. The aggregate of research and development, sales and marketing, and general and administrative expense reduction in 2010 compared to 2009 for the three month and six month period ended June 30, 2010 was $3.1 and $7.8 million, respectively.

Research and Development

Research and development expense was $9.5 million in the three months ended June 30, 2010, an increase of $1.7 million, or 21.8%, compared with $7.8 million in the three months ended June 30, 2009. The increase was due to increased payroll costs ($0.6 million), increased consulting costs ($0.5 million) and increased project material costs ($0.6 million). Research and development expense was $18.6 million for the six months ended June 30, 2010, an increase of $1.3 million or 7.5%, compared with $17.3 million for the six months ended June 30, 2009. The increase relates principally to the acceleration of certain research and development projects to enable us to take advantage of opportunities where we believe we have a technology edge. Many of the projects have been accelerated at the request of our customers. The increase was comprised of increased payroll costs ($0.1 million), increased consulting costs ($0.5 million), increased project material costs ($0.6 million), and increased development asset amortization and depreciation costs ($0.1 million). Research and development expense was attributable to the following activities for the six months ended June 30, 2010: 53% for new product development, 31% for improvement of existing products, and 16% for product testing.

Sales and Marketing

Sales and marketing expense was $6.6 million in the three months ended June 30, 2010, an increase of $0.3 million, or 4.8%, compared with $6.3 million for the three months ended June 30, 2009. The increase was primarily due to increased travel costs of ($0.3 million) due to the increased sales volume experienced by the Company during the quarter. Sales and marketing expense was $13.2 million for the six months ended June 30, 2010, equal to the spending for the six months ended June 30, 2009.

General and Administrative

General and administrative expense was $7.5 million for the three months ended June 30, 2010, a decrease of $1.0 million or 11.8%, compared with $8.5 million in the three months ended June 30, 2009. The decrease was due to decreased professional fee expenses ($1.6 million), decreased other miscellaneous expenses ($0.1 million) and increased payroll expense ($0.7 million). General and administrative expense was $15.2 million for the six months ended June 30, 2010, a decrease of $4.0 million, or 20.8%, compared with $19.2 million in the six months ended June 30, 2009. The decrease was primarily due to decreased professional fee expenses ($4.8 million) offset by increased payroll expense ($0.9 million).

Restructuring

The company incurred no restructuring charges for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2009, we implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. This reduction in force resulted in a total charge to expense of approximately $5.6 million related to separation and outplacement costs for the six months ended June 30, 2009, offset by a reversal of $0.5 million of accrued compensation expense related to terminated employees. A charge to expense of $4.6 million was recorded in the three months ended June 30, 2009, offset by a reversal of $0.5 million of accrued compensation expense related to terminated employees.

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

We had no interest expense for the three and six month period ended June 30, 2010.  Interest expense decreased by $1.7 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease is due to the payment in full of the convertible senior subordinated notes at March 30, 2009.  At June 30, 2010 the Company had no outstanding obligation incurring interest.

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

We have net operating loss and tax credit carryforwards which are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.  These carryforwards, which expire principally between 2018 and 2028, had an aggregate tax effect of $90.2 million at December 31, 2009.  The sale of our investment in SEN generated taxable income which we off-set with existing net operating loss carry forwards.

During the six months ended June 30, 2010, we experienced positive cash flows from operations. Cash and cash equivalents at June 30, 2010 were $47.9 million, compared to $45.0 million at December 31, 2009.

On March 12, 2010, we amended our existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. On May 25, 2010 the Company and its lender agreed to modify a financial covenant in the revolving credit facility regarding maximum allowable quarterly losses. Based on current forecasts, the Company believes it will be in compliance with the financial covenants, as modified, throughout 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2010, there have been no material changes to the information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of June 30, 2010, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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

10.1

First Loan Modification Agreement entered into as of May 25, 2010 among the Company, Axcelis Technologies CCS Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2010.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2010. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2010. Filed herewith.
32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2010. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2010. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: August 6, 2010	By:	/s/ STEPHEN G. BASSETT
Stephen G. Bassett Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer