Form 10-Q
period 2010-09-30
AXCELIS TECHNOLOGIES INC
filed 2010-11-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 4, 2010 there were 104,766,609 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Product	$66,162	$25,871	$157,133	$69,369
Service	8,944	9,132	24,676	24,527
Royalties from SEN	—	4	—	389
	75,106	35,007	181,809	94,285
Cost of revenue
Product	47,848	21,681	111,858	62,571
Service	5,788	5,506	15,606	15,001
	53,636	27,187	127,464	77,572

Gross profit	21,470	7,820	54,345	16,713

Operating expenses
Research and development	9,872	7,648	28,482	24,935
Sales and marketing	7,151	5,700	20,361	18,864
General and administrative	7,885	7,874	23,049	27,075
Restructuring charges	—	430	—	5,528
	24,908	21,652	71,892	76,402

Loss from operations	(3,438)	(13,832)	(17,547)	(59,689)

Other income (expense)
Gain on sale of SEN	—	—	—	1,080
Equity loss of SEN	—	—	—	(3,238)
Interest income	15	59	69	152
Interest expense	—	—	—	(1,676)
Other, net	(1,996)	(1,681)	(2,061)	(3,197)
	(1,981)	(1,622)	(1,992)	(6,879)

Loss before income taxes	(5,419)	(15,454)	(19,539)	(66,568)

Income taxes	854	444	2,364	864

Net loss	$(6,273)	$(15,898)	$(21,903)	$(67,432)

Net loss per share
Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.21)	$(0.65)

Shares used in computing basic and diluted net loss per share
Weighted average common shares outstanding	104,628	103,850	104,307	103,475

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$49,116	$45,020
Restricted cash	3,742	4,918
Accounts receivable, net	40,957	19,094
Inventories, net	103,579	114,558
Prepaid expenses and other current assets	13,046	10,016
Total current assets	210,440	193,606

Property, plant and equipment, net	38,904	40,868
Long-term restricted cash	—	2,245
Other assets	9,004	13,884
	$258,348	$250,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,507	$9,680
Accrued compensation	10,828	9,267
Warranty	1,629	638
Income taxes	1,725	1,499
Deferred revenue	10,170	5,127
Other current liabilities	4,561	3,546
Total current liabilities	54,420	29,757

Long-term deferred revenue	1,365	563
Other long-term liabilities	4,023	3,884

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock	—	—
Common stock	105	104
Additional paid-in capital	492,343	488,321
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(297,850)	(275,947)
Accumulated other comprehensive income	5,160	5,139
	198,540	216,399
	$258,348	$250,603

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(21,903)	$(67,432)
Adjustments to reconcile net loss to net cash used for operating activities
Undistributed loss of SEN	—	3,238
Depreciation and amortization	5,367	5,593
Gain on sale of SEN	—	(1,080)
Accretion of premium on convertible debt	—	133
Stock-based compensation expense	2,953	3,594
Provision for excess inventory	1,734	9,268
Changes in operating assets & liabilities
Accounts receivable	(21,890)	1,097
Inventories	9,282	18,091
Prepaid expenses and other current assets	(2,747)	6,468
Accounts payable & other current liabilities	20,386	(12,908)
Deferred revenue	5,852	(3,650)
Income taxes	201	480
Other assets and liabilities	2,357	(710)
Net cash provided by (used for) operating activities	1,592	(37,818)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(761)	(381)
Decrease in restricted cash	3,421	1,666
Proceeds from sale of SEN	—	132,847
Payments related to sale of SEN	—	(10,590)
Net cash provided by investing activities	2,660	123,542
Cash flows from financing activities
Repayment of convertible debt	—	(83,344)
Financing fees and other expenses	(523)	—
Proceeds from exercise of stock options	104	—
Proceeds from Employee Stock Purchase Plan	206	65
Net cash used for financing activities	(213)	(83,279)
Effect of exchange rate changes on cash	57	1,105
Net increase in cash and cash equivalents	4,096	3,550
Cash and cash equivalents at beginning of period	45,020	37,694
Cash and cash equivalents at end of period	$49,116	$41,244

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

During the nine months ended September 30, 2010, the Company experienced positive cash flows from operations of $1.6 million, which reflects improved market conditions and working capital improvements.   Cash and cash equivalents at September 30, 2010 were $49.1 million, compared to $47.9 million at June 30, 2010. The Company currently forecasts continued revenue growth in the fourth quarter.  With inventories and receivables expected to build during revenue ramp up, we estimate we will use $5 million to $10 million of cash during the fourth quarter.  The Company projects it will generate positive cash flow from operations beginning in the first quarter of 2011.  During the nine months ended September 30, 2010 the Company continued to benefit from improving market conditions and increased capacity utilization at customers’ manufacturing facilities. Industry forecasts project this positive trend to continue throughout the remainder of 2010 and into 2011.

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

Under Accounting Standards Codification Topic 718, the Company recognized stock-based compensation expense of $1.4 million and $3.0 million for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $2.3 million and $3.6 million respectively.  These amounts include the impact of recognizing compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock issued under the ESPP.

Note 4.  Net Loss Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.  Because the Company has net losses for  the three and nine month periods ended September 30, 2010 and 2009, any potentially dilutive common shares related to outstanding stock options, restricted stock units or convertible debt have been excluded from the calculation of net loss per share because the effect would be anti-dilutive.

Note 5.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Net loss	$(6,273)	$(15,898)	$(21,903)	$(67,432)
Other comprehensive income
Foreign currency translation adjustments	4,124	2,620	21	(6,346)
	$(2,149)	$(13,278)	$(21,882)	$(73,778)

Note 6.  Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$69,915	$69,661
Work in process	27,265	27,654
Finished goods (completed systems)	6,399	17,243
	$103,579	$114,558

When recorded, reserves reduce the carrying value of inventory to its net realizable value.  The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions.  The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including: forecasted sales or usage, estimated product- end- of- life dates, estimated current and future market value and new product introductions.  Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of September 30, 2010 and December 31, 2009, inventory is stated net of reserves of $27.4 million and $37.0 million, respectively.

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

Changes in the Company’s product warranty liability are as follows:

	Nine months ended
	September 30,
	2010	2009
	(in thousands)
Balance at December 31	$726	$3,530
Warranties issued during the period	2,242	736
Settlements made during the period	(1,356)	(1,945)
Changes in estimate of liability for pre-existing warranties during the period	185	(1,200)
Balance at September 30	$1,797	$1,121
Amount classified as current	$1,629	$1,029
Amount classified as long-term	168	92
Total Warranty Liability	$1,797	$1,121

Note 8.  Financial Arrangements

Bank Credit Facility

On March 12, 2010, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. Borrowings made under the facility will bear interest at the greater of 6.0% or the bank’s prime rate (3.25% at September 30, 2010) plus 2.0%. The agreement will terminate on March 11, 2011.  Bank fees and amortization of deferred financing expenses related to its revolving credit facilities were $0.2 million for the three month ended September 30, 2010, compared with $0.1 million in the three months ended September 30, 2009.  Bank fees were $0.6 million for the nine months ended September 30, 2010, compared with $0.5 million for the nine months ended September 30, 2009.

On May 25, 2010 the Company and its lender agreed to modify a financial covenant in the revolving credit facility regarding maximum allowable quarterly losses. Based on current forecasts, as modified, the Company believes it will be in compliance with the financial covenants during the remaining term of the facility.

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

Note 10.  Significant Customers

For the three months ended September 30, 2010, one customer accounted for approximately 17.9% of revenue. For the nine months ended September 30, 2010, one customer accounted for 14.9% of revenue. For the three months ended September 30, 2009, two customers accounted for approximately 14.8% and 10.0% of revenue, respectively.  For the nine months ended September 30, 2009, no single customer accounted for more than 10.0% of revenue.

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

Overview

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenue and gross margins fluctuate from year to year and period to period. The industry experienced a downturn beginning in the second half of 2008 which extended through 2009, although signs of improvement began during the fourth quarter of 2009 and have continued through the first nine months of 2010. Our gross margins are also affected by the introduction of new products. We typically become more efficient in manufacturing products as they mature. Our expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

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

During the last six months of 2008 and through 2009 challenging market conditions severely limited our ability to increase sales and market share.  During this period, adverse market conditions such as credit constriction, higher unemployment, lower corporate earnings, lower business investment and lower consumer spending severely impacted many technology manufacturers and significantly lowered the demand for our products.  During the three and nine months ended September 30, 2010, the market for our products have steadily improved.  We also estimate we are gaining market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance of our technology. Our expense base is reduced from earlier periods due to cost reduction initiatives implemented in 2009 and 2008.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Product	88.1%	73.9%	86.4%	73.6%
Service	11.9	26.1	13.6	26.0
Royalties from SEN	0.0	0.0	0.0	0.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	63.7	61.9	61.5	66.4
Service	7.7	15.7	8.6	15.9
Total cost of revenue	71.4	77.6	70.1	82.3

Gross profit	28.6	22.4	29.9	17.7

Operating expenses
Research and development	13.2	21.8	15.6	26.4
Sales and marketing	9.5	16.3	11.2	20.0
General and administrative	10.5	22.5	12.7	28.7
Restructuring charges	0.0	1.2	0.0	5.9
Total operating expenses	33.2	61.8	39.5	81.0

Loss from operations	(4.6)	(39.4)	(9.6)	(63.3)

Other income (expense)
Gain on sale of SEN	0.0	0.0	0.0	1.1
Equity loss of SEN	0.0	0.0	0.0	(3.4)
Interest income	0.0	0.2	0.0	0.2
Interest expense	0.0	0.0	0.0	(1.8)
Other, net	(2.6)	(4.8)	(1.1)	(3.4)
Total other income (expense)	(2.6)	(4.6)	(1.1)	(7.3)

Loss before income taxes	(7.2)	(44.0)	(10.7)	(70.6)
Income taxes	1.2	1.3	1.3	0.9
Net loss	(8.4)%	(45.3)%	(12.0)%	(71.5)%

Three and nine months ended September 30, 2010 in comparison to the three and nine months ended September 30, 2009

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $66.2 million, or 88.1% of revenue, for the three months ended September 30, 2010, compared with $25.9 million, or 73.9% of revenue for the three months ended September 30, 2009. Product revenue was $157.1 million, or 86.4% of revenue for the nine months ended September 30, 2010, compared with $69.4 million, or 73.6% of revenue for the nine months ended September 30, 2009.  System sales were $39.1 million, or 52.1% of revenue, for the three months ended September 30, 2010, compared with $10.1 million, or 28.8% of revenue, for the three months ended September 30, 2009.  System sales were $77.3 million, or 42.5% of revenue, for the nine months ended September 30, 2010, compared with $26.7 million, or 28.3% of revenue, for the nine months ended September 30, 2009.  The increase in product revenue in the three and nine month period ended September 30, 2010 is attributable to the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers. In addition, we also believe we are gaining market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance of our technology.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2010 and 2009 was $11.5 million and $10.8 million, respectively.  The increase was mainly due to the increase in systems sales in 2010.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $8.9 million, or 11.9% of revenue, for the three months ended September 30, 2010, compared with $9.1 million, or 26.1% of revenue, for the three months ended September 30, 2009.  Service revenue was $24.7 million, or 13.6% of revenue for the nine months ended September 30, 2010, compared with $24.5 million, or 26.0% of revenue for the nine months ended September 30, 2009.  Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.  The slight increase during the nine months ended September 30, 2010 was due to an increase in fabrication utilization in the semiconductor industry.

Royalties

Royalties were previously earned under our prior license agreement with SEN. As a result of the sale of our investment in SEN, SEN has had no further royalty obligations since March 30, 2009.

Ion Implant

Included in total revenue of $75.1 million for the three month period ended September 30, 2010, is revenue from sales of ion implantation products and service of $64.2 million, or 85.5% of total revenue, compared with $28.1 million, or 80.2% of total revenue, for the three months ended September 30, 2009.  Revenue from sales of ion implantation products and service accounted for $153.2 million, or 84.3% of revenue, for the nine months ended September 30, 2010, compared to $77.7 million, or 82.2% of revenue, in the nine months ended September 30, 2009.  The dollar increase was due to the factors discussed above for product revenue.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems.  We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business.  Included in total revenue of $75.1 million is revenue from our aftermarket business of $36.0 million for the three months ended September 30, 2010, compared to $24.9 million for the three months ended September 30, 2009.  The revenue from our aftermarket business was $104.5 million for the nine months ended September 30, 2010, compared to $67.2 million for the nine months ended September 30, 2009.  Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.

Gross Profit

Product

Gross profit from product revenue was 27.7% for the three months ended September 30, 2010, compared to gross profit of 16.2% for the three months ended September 30, 2009.  Approximately 2.1% of the 11.5% increase resulted from a lower provision for excess inventory.  The remaining 9.4% increase in gross profit from product revenues is attributable to higher systems sales volume and the related favorable absorption of fixed overhead costs, which increased gross margins by 20.1%, offset by a 10.7% decrease in gross margin resulting from an unfavorable mix of parts and upgrade revenue.  Gross profit from product revenue was 28.8% for the nine months ended September 30, 2010, compared with 9.8% for the nine months ended September 30, 2009.  Approximately 4.8% of the 19.0% increase resulted from a lower provision for excess inventory. The remaining 14.2% increase in gross profit from product revenue is attributable to the higher systems sales volume during the nine months ended September 30, 2010 and the related favorable absorption of manufacturing overhead which increased gross margins by 17.4%, offset by a 3.2% decrease in gross margin resulting from the unfavorable impact of a decreased mix of parts and upgrade revenue at higher margins.

Service

Gross profit from service revenue was 35.3% for the three months ended September 30, 2010, compared to 39.7% for the three months ended September 30, 2009.  The decrease in gross profit is attributable to lower volumes.  Gross profit from service revenue was 36.8% for the nine months ended September 30, 2010, compared to 38.8% for the nine months ended September 30, 2009.  The decrease in gross profit is attributable to changes in the mix of service contracts.

Research and Development

Research and development expense was $9.9 million in the three months ended September 30, 2010, an increase of $2.3 million, or 30.3%, compared with $7.6 million in the three months ended September 30, 2009. The increase was primarily due to increased payroll costs ($1.1 million), increased consulting costs ($0.9 million) and increased project material costs ($0.2 million). Research and development expense was $28.5 million for the nine months ended September 30, 2010, an increase of $3.6 million or 14.5%, compared with $24.9 million for the nine months ended September 30, 2009.  The increase was comprised of increased payroll costs ($1.2 million), increased consulting costs ($1.5 million), increased project material costs ($0.8 million), and increased development asset amortization and depreciation costs ($0.1 million).  Research and development expense was attributable to the following activities for the nine months ended September 30, 2010: 51% for new product development, 32% for improvement of existing products, and 17% for product testing.

Sales and Marketing

In general the increase in sales and marketing expense is indicative of the improved market for our products. Sales and marketing expense was $7.2 million in the three months ended September 30, 2010, an increase of $1.5 million, or 26.3%, compared with $5.7 million for the three months ended September 30, 2009. The increase was primarily due to increased supplies and marketing service expenses of ($0.7 million), increased professional fee expenses ($0.3 million), increased travel costs ($0.3 million) and increased freight expenses ($0.3 million).  Sales and marketing expense was $20.4 million for the nine months ended September 30, 2010, an increase of $1.5 million, or 7.9%, compared with $18.9 million for the nine months ended September 30, 2009.  The increase was driven primarily by increased supplies and marketing service expenses ($0.8 million), increased travel costs ($0.8 million), increased freight expenses ($0.4 million), increased professional fees ($0.3 million), offset by decreased payroll costs ($0.3 million), decreased other miscellaneous expense ($0.3 million) and decreased taxes ($0.2 million).

General and Administrative

General and administrative expense was $7.9 million for the three months ended September 30, 2010, equal to the spending in the three months ended September 30, 2009.  General and administrative expense was $23.0 million for the nine months ended September 30, 2010, a decrease of $4.1 million, or 15.1%, compared with $27.1 million in the nine months ended September 30, 2009.  The decrease was primarily due to decreased professional fee expenses ($5.0 million) and decreased other miscellaneous expense ($0.3 million), offset by increased payroll expense ($1.2 million).

Restructuring

The company incurred no restructuring charges for the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, we implemented a reduction in force to further reduce costs to mitigate deteriorating industry fundamentals. This reduction in force resulted in a total charge to expense of approximately $6.1 million related to separation and outplacement costs for the nine months ended September 30, 2009, offset by a reversal of $0.6 million of accrued compensation expense related to terminated employees. A charge to expense of $0.4 million was recorded in the three months ended September 30, 2009.

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

We had no interest expense for the three and nine months ended September 30, 2010.  Interest expense decreased by $1.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The decrease is due to the payment in full of the convertible senior subordinated notes on March 30, 2009.  At September 30, 2010 the Company had no outstanding obligations incurring interest.

For the three and nine months ended September 30, 2010  the Company incurred $1.5 million and $0.9 million of non-cash foreign exchange losses compared to $1.0 million and $1.9 million for the comparable period of the prior year. For all periods presented, the primary reason for the non-cash charge was due to the weakening of the U.S dollar.  Beginning in the fourth quarter of 2010 the Company instituted a hedging program to reduce the impact of currency fluctuations.

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

We have net operating loss and tax credit carryforwards which are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.  These carryforwards, which expire principally between 2018 and 2028, had an aggregate tax effect of $90.2 million at December 31, 2009.  The sale of our investment in SEN generated taxable income which we offset with existing net operating loss carry forwards.

During the nine months ended September 30, 2010, we experienced positive cash flows from operations.  Cash and cash equivalents at September 30, 2010 were $49.1 million, compared to $45.0 million at December 31, 2009.

On March 12, 2010, we amended our existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. On May 25, 2010 the Company and its lender agreed to modify a financial covenant in the revolving credit facility regarding maximum allowable quarterly losses. Based on current forecasts, the Company believes it will be in compliance with the financial covenants, as modified, throughout 2010. We have not borrowed under this facility during 2010.  The facility terminates on March 11, 2011. We do use the facility to support letters of credit and hedging transactions. We believe that based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. Our 2010 forecast reflects revenue and gross margins consistent with our understanding of customer plans, the improving market conditions currently forecasted by the industry (and experienced by the Company to date in 2010), and  capacity utilization at customers’ manufacturing facilities. Forecasted operating expense levels are based on 2010 run rates.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2010, there have been no material changes to the information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of September 30, 2010, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2009.

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

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2010. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2010. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2010. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2010. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

/S/ STEPHEN G. BASSETT

DATED: November 5, 2010	By:	Stephen G. Bassett
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer