Form 10-K
period 2010-12-31
AXCELIS TECHNOLOGIES INC
filed 2011-03-14
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010: $159,832,246

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 14, 2011: 106,012,734.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on April 26, 2011 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business.

Overview of Our Business

        Axcelis Technologies, Inc. ("Axcelis," the Company," "we," "us," or "our") designs, manufactures and services ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business comprised approximately 84.4% of our revenue in 2010 with the remaining 15.6% of revenue derived from our dry strip and other processing systems. In addition to equipment, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training.

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

        Semiconductor chip manufacturers utilize many different types of equipment in the making of integrated circuits. There are over 300 process steps utilizing over 50 different types of process tools required in the making of a single device like a microprocessor. Semiconductor chip manufacturers seek efficiency improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. Periodically the semiconductor industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. For example, the use of 200mm wafers in production began at the end of the 1980s. The migration from 200mm to 300mm began at the end of the 1990s. The majority of wafer fabrication facilities today are using wafers with a diameter of 300mm. In 2010, Axcelis derived 87.2% of total systems revenue (a component of product revenue) from sales of 300mm equipment.

        The customer base is also changing. Given the magnitude of the investment needed to build a new wafer fabrication facility (often referred to as a "fab"), which can be over $4 billion for a new

300mm fab, many customers are entering into partnerships to offset the cost of technology development and manufacturing. In addition, many chip developers outsource all or part of their chip manufacturing requirements to contract manufacturers, known as foundries. Foundries are significant purchasers of semiconductor manufacturing equipment.

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

        During the last six months of 2007 through 2009 challenging market conditions severely limited our ability to increase sales and market share. During this period, adverse market conditions such as credit constriction, higher unemployment, lower corporate earnings, lower business investment and lower consumer spending severely impacted many technology manufacturers and significantly lowered the demand for our products. A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must design its business to thrive during the inevitable low points in the cycle. During 2010 the Company benefited from improved market conditions and increased capacity utilization at customers' manufacturing facilities. Industry forecasts project this positive trend to continue into 2011.

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

        In order to cover the wide range of implant steps, three different types of implanters have been developed, each designed to cover a specific range of applications, primarily defined by dose and energy. The three traditional implanter types are referred to as medium current, high current and high energy:

  •
  Medium current (mid dose) implanters are the original model of ion implanter, with mid to low-range energy and dose capability. These implanters are single wafer systems in which only one wafer at a time is slowly moved in front of the ion beam.

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

  •
  High Current Implant.  We introduced our single wafer Optima HD product (for high current applications) in 2006, which was upgraded to the Optima HDx in 2009. We use the term "high dose" or "HD" in connection with this product because the Optima HD fulfills all traditional high current requirements while extending beyond traditional high current energy and dose ranges. In order to maximize utilization and flexibility, the Optima HD can process some traditional mid current implants. In addition, the Optima HD is extendable into ultra-low energy applications to satisfy future process requirements including leakage current performance. The Optima HD also supports molecular and hydrogen implant applications including dual poly gate and silicon-on-insulator applications to improve device speed and performance. With the Optima HDx, Axcelis is regaining market share in high current lost when customers shifted from multi wafer to single wafer tools.

  •
  Medium Current Implant.  With the introduction of the Optima MD in 2005, Axcelis re-entered the medium current market segment, which we had not participated in since 2001. We refer to this product as "mid dose" or "MD" because it has energy and dose capabilities which extend beyond the traditional medium current space into traditional high current and high energy spaces. Axcelis has continued to develop medium current technology and has plans to introduce next generation products in the future.

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

        Axcelis has initiatives underway to seek ways to utilize our existing products in alternative markets such as solar and LED (Light-Emitting Diode). We are also evaluating technologies and products that might enhance and extend our existing product portfolio.

Aftermarket Support and Services

        We offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 3,000 of our products are in use in 30 countries worldwide. The service and support that we provide include spare parts, equipment upgrades, and maintenance services. We provide service out of 32 field offices to customers located in 30 countries. Revenue generated through our service and support business represented about 51.7%, 73.8%, and 57.1% of revenue in 2010, 2009, and 2008, respectively.

        We have 412 staff, including sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, product, process and applications support.

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

Sales and Marketing

        We primarily sell our equipment and services through our direct sales force. We have 14 sales offices in 7 countries. Aftermarket service and support is also offered at all of these offices. In the United States, we conduct sales and marketing activities from seven locations. Outside of the United States, our sales offices are located in Taiwan, South Korea, China, Germany, Singapore and Italy. In addition, isolated sales are made in smaller markets through distributors and manufacturing representatives.

        In Japan, SEN Corporation, or "SEN", has a non-exclusive license to use certain patented and unpatented technology associated with legacy products owned by the Company. This license does not restrict our ability to sell any of our products in Japan. See Note 16 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further information regarding SEN. We support our products in Japan through a representative agreement with Applied Materials, Inc., which provides aftermarket services and support services for our products.

        International revenue, including export sales from our U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches, and royalties, accounted for 75.8% of total revenue in 2010, 62.8% in 2009, and 64.7% in 2008. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia.

Customers

        In 2010, the top 20 semiconductor manufacturers accounted for approximately 78.9% of total semiconductor industry capital spending, up from 72.5% in 2009. These manufacturers are from the four largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, and China), Japan and Europe. The Company serves all leading semiconductor manufacturers. We believe that more than 4,000 of our products, including products shipped by our former Japanese joint venture prior to our divestiture of that company in 2009, are in use worldwide.

        Revenue from our ten largest customers accounted for 62.7%, 56.6%, and 51.5% of revenue in 2010, 2009, and 2008, respectively. We expect that sales of our products to relatively few customers will continue to account for a high percentage of revenue for the foreseeable future. In 2010, one customer accounted for 18.6% of revenue. In 2009, no customer accounted for more than 10% of revenue.

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

        Our expenditures for research and development were $39.5 million, $32.7 million and $63.3 million in 2010, 2009, and 2008, respectively, or 14.4%, 24.6% and 25.3% of revenue, respectively. We expect that research and development expenditures will continue to represent a substantial investment in future years.

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

        Ion Implantation.    In ion implantation, we compete against Varian Semiconductor Equipment Associates, Inc., SEN, Nissin Electric Co., Ltd. and AIBT.

        Dry Strip.    Our principal competitors in the dry strip product market are PSK, Inc., Mattson Technology Inc. and Novellus Systems, Inc.

Intellectual Property

        We rely on patent, copyright, trademark and trade secret protection, as well as contractual restrictions, in the United States and in other countries to protect our proprietary rights in our products and our business. As of January 1, 2011, we had 248 patents issued in the United States and 245 patents granted in other countries, as well as 528 patent applications (83 in the United States and 445 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

        As of December 31, 2010, our systems backlog (excluding deferred systems revenue) was $51.7 million, as compared to $10.8 million as of December 31, 2009. Systems backlog including deferred systems revenue was $68.0 million and $16.5 million as of December 31, 2010 and 2009, respectively. The increase in backlog is indicative of the overall trend toward recovery in the semiconductor equipment market. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and typically are due to ship within six months. Backlog does not include orders received for our service business (spare parts, consumables and service contracts) due to the turn rate associated with that business. Generally, orders for services or parts received during the quarter are performed or shipped within the same quarter. All orders are subject to cancellations or rescheduling by customers with limited or no penalties. Due to possible changes in system delivery schedules, cancellations of orders, and delays in systems shipments, our backlog at any particular date is not necessarily indicative of our actual sales for any succeeding period. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales.

Employees

        As of December 31, 2010, we had 1,018 employees and 113 temporary staff worldwide, of which 862 work in North America, 201 in Asia and 68 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. Some of our European locations have formed work councils, which have certain information and discussion rights under applicable law.

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

Executive Officers of the Registrant

        Mary G. Puma, 53, has been our President and Chief Executive Officer since January 2002 and Chairman since 2005. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer, prior to which she served as a Vice President of Axcelis from February 1999. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation, North Shore Medical Center and Semiconductor Equipment and Materials International (SEMI).

        Jay Zager, 61, became our Executive Vice President and Chief Financial Officer in January 2011. Prior to joining Axcelis, from 2007 until 2010, Mr. Zager was Executive Vice President and Chief Financial Officer at 3Com Corporation, a global enterprise networking solutions provider acquired by Hewlett Packard. From February 2005 until June 2007, Mr. Zager was Executive Vice President and Chief Financial Officer at Gerber Scientific, Inc., a supplier of automated manufacturing systems. Prior to joining Gerber, Mr. Zager was Senior Vice President and Chief Financial Officer of Helix Technology Corp., a semiconductor equipment manufacturer, from February 2002.

        Stephen G. Bassett, 63, is our Executive Vice President, Finance, a position he has held since May 2005. Until January 2011, Mr. Bassett was our Chief Financial Officer from April 2004. He was also Senior Vice President, Finance from 2004 until May 2005. Prior to that, Mr. Bassett had served as interim Chief Financial Officer for Axcelis beginning in June 2003. From 1999 to 2002, Mr. Bassett served as Chief Financial Officer of Ezenia! Inc., a provider of real-time voice, video and data collaboration solutions for corporate networks and the Internet. From 1996 to 1999, Mr. Bassett worked as an independent financial consultant. From 1981 until 1996, Mr. Bassett served as an audit partner at Ernst & Young LLP, where he managed auditing services for a variety of organizations, ranging from multinational Fortune 500 companies to emerging businesses.

        Kevin J. Brewer, 52, is our Executive Vice President, Manufacturing Operations, a position he has held since November 2008, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company's Electronic Systems and Missile Systems groups.

        Lynnette C. Fallon, 51, has been our General Counsel and corporate Secretary since 2001 and Executive Vice President, Human Resources/Legal since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal since 2002, and Senior Vice President since 2001. Before joining Axcelis,

Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

        Matthew P. Flynn, 54, is our Executive Vice President, Global Customer Operations, a position he has held since May 2005, prior to which he was Vice President Global Customer Operations since October 2002. Before then, Mr. Flynn was Director of Sales, Ion Implant and RTP systems. Prior to joining Axcelis in 1996, Mr. Flynn held executive and management roles at Cherry Semiconductor, an integrated circuit manufacturer, and at Teledyne Inc., in its microelectronics business.

        William Bintz, 54, has been our Senior Vice President, Marketing since September 2007. Mr. Bintz joined Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter became Vice President of Product Marketing where he expanded his responsibilities to include implant products as well. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

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

        Our capital requirements may vary widely from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the end of 2011 and beyond, but this, of course, depends on the accuracy of our assumptions about levels of sales and expenses. A number of factors, including those described in these "Risk Factors," could prove our assumption wrong and cause us to require additional capital from external sources. Depending on market conditions, future debt or equity financings may not be possible on attractive terms or at all. In addition, future debt or equity financings could be dilutive to the existing holders of our common stock.

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

        We derive most of our revenue from the sale of a relatively small number of expensive products to a small number of customers. The list prices on these products range from $0.2 million to $5.0 million. At our current sales level, each sale, or failure to make a sale, has a material effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems and warranty costs. New product introductions may also affect our gross margins. Fluctuations in our results may have an adverse effect on the price of our common stock.

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

        Rapid technological changes in semiconductor manufacturing processes require us to respond quickly to changing customer requirements. Our future success will depend in part upon our ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue to enhance existing products. This will depend upon a variety of factors, including new product selection, timely and efficient completion of product design and development and of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular:

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

        Historically, we have sold a significant portion of our products and services to a limited number of fabricators of semiconductor products. For example, in 2010, our top ten customers accounted for 62.7% of our net sales. None of our customers has entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer could adversely affect us. The ongoing consolidation of semiconductor manufacturers may also increase the harmful effect of losing one or more significant customers.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenue from outside the United States, especially from Asia.

        We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries and branches, accounted for 75.8% of total revenue in 2010, in comparison to 62.8% in 2009 and 64.7% in 2008. System shipments to Asian customers represented 68% of total shipment dollars in 2010 in comparison to 76% of total shipment dollars in 2009. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

  •
  difficulties in managing suppliers, service providers or representatives outside the United States;

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

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the year ended December 31, 2010, approximately 24% of our revenue was derived from foreign operations with this inherent risk. In addition, at December 31, 2010, our operations outside of the United States accounted for approximately 34% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own one property and lease 49 properties, of which 14 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Italy, and Germany.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of March 14, 2011, we had approximately 5,200 stockholders of record. We have not paid any cash dividends in the past five years and do not anticipate paying cash dividends in the future.

	Common Stock Price
	High	Low
2009
First Quarter	$0.70	$0.17
Second Quarter	$0.66	$0.32
Third Quarter	$1.29	$0.32
Fourth Quarter	$1.78	$0.75
2010
First Quarter	$1.86	$1.41
Second Quarter	$2.58	$1.44
Third Quarter	$1.96	$1.34
Fourth Quarter	$3.72	$1.80

Item 6.    Selected Financial Data.

        The following selected consolidated statements of operations data for each of the three years ended December 31, 2010, 2009, and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2008 and 2007, and the statement of operations data for the years ended December 31, 2007 and 2006, has been derived from the audited financial statements contained in our Form 10-K filed on March 31, 2009. The consolidated balance sheet data as of December 31, 2006 has been derived from the audited financial statements contained in our Form 10-K filed on March 15, 2007.

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

	Years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$275,212	$133,022	$250,214	$404,800	$461,717
Gross profit	85,838	28,064	62,615	152,861	191,514
Equity income (loss) of SEN	—	(3,238)	(3,667)	10,416	19,266
Income (loss) before Income taxes	(17,261)	(76,603)	(195,803)	(11,808)	42,783
Net income (loss)	(17,573)	(77,468)	(196,664)	(11,398)	40,770
Net income (loss) per share:
Basic	$(0.17)	$(0.75)	$(1.91)	$(0.11)	$0.40
Diluted	$(0.17)	$(0.75)	$(1.91)	$(0.11)	$0.40
Shares used in computing basic and diluted per share amounts:
Basic	104,522	103,586	102,739	101,891	101,058
Diluted	104,522	103,586	102,739	101,891	101,361
Consolidated balance sheet data:
Cash and cash equivalents	$45,743	$45,020	$37,694	$83,877	$140,451
Working capital	160,501	163,849	111,182	284,679	284,910
Total assets	280,872	250,603	455,181	669,929	753,993
Long-term liabilities	7,176	4,447	5,808	89,920	86,290
Stockholders' equity	205,567	216,399	319,377	486,006	447,562

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

        The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and partnering within the semiconductor manufacturing industry is increasing. We expect these trends to continue to reduce the number of our potential customers. This growing concentration of Axcelis' customers may increase pricing pressure as higher percentages of our total revenue are tied to the buying decisions of a particular customer or a small number of customers. Axcelis' net revenue from its ten largest customers accounted for 62.7% of total revenue for the year ended December 31, 2010 compared to, 56.6%, and 51.5% of revenue for the years ended December 31, 2009 and 2008, respectively.

        During the last six months of 2007 and through 2009 challenging market conditions severely limited our ability to increase sales and market share. During this period, adverse market conditions such as credit constriction, higher unemployment, lower corporate earnings, lower business investment and lower consumer spending severely impacted many technology manufacturers and significantly lowered the demand for our products. During 2010, the market for our products steadily improved. We also estimate that we are gaining market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance of our technology. Our expense base is reduced from earlier periods due to cost reduction initiatives implemented in 2009, 2008 and 2007.

        Axcelis' liquidity is affected by many factors. Some of these factors are based on normal operations of the business and others relate to the uncertainties of global economies, including the availability of credit, and the state of the semiconductor equipment industry. Although our cash requirements fluctuate based on the timing and extent of these factors, based on our current market, revenue and expense forecast we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements in the short-term.

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

Revenue Recognition

        Our revenue recognition policy involves significant judgment by management. As described below, we consider a broad array of facts and circumstances in determining when to recognize revenue, including contractual future service obligations to the customer, the complexity of the customer's post delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, we may have to revise our revenue recognition policy, which could delay the timing of revenue recognition.

        Axcelis' system sales transactions are made up of multiple elements, including the system itself and elements that are not delivered simultaneously with the system. These undelivered elements might include a combination of installation services, extended warranty and support and spare parts, all of which are covered by a single sales price. The Company allocates revenue among the elements using the residual method, in which estimated fair market value is established for all elements other than the system itself and the remainder of the sales price is allocated to the system.

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

        We generally recognize systems revenue for products which have demonstrated market acceptance (legacy products) at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. While some customers accept Axcelis' standard specifications, the majority of Axcelis' systems are designed and tailored to meet the customer's specifications, as outlined in the contract between the customer and Axcelis. To ensure that the customer's specifications are satisfied, many customers request that new systems be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers of mature products generally do not require pre-shipment testing. We believe the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

        Royalty revenue was primarily earned under the terms of our license agreement with SEN. Royalty revenue was recorded at the time SEN notified the Company that royalties had been earned.

Impairment of Intangibles and Long-Lived Assets

        We record impairment losses on intangibles and long-lived assets when events and circumstances indicate that these assets might not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment is measured based on the amount by which the carrying value exceeds its fair value. See Notes 2,6,7,8, and 9 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further information regarding impairment of intangibles and long-lived assets.

        Future actual performance could be materially different from our current forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of the long-lived assets in the future. This could be caused by strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationships with significant customers. Accordingly, we will perform an impairment analysis in the future when circumstances or events warrant.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Revenue:
Product	88.2%	74.2%	77.6%
Service	11.8	25.5	20.7
Royalties, primarily from SEN	—	0.3	1.7

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	61.1	63.3	64.5
Services	7.7	15.6	10.5

Total cost of revenue	68.8	78.9	75.0

Gross profit	31.2	21.1	25.0
Operating expenses:
Research and development	14.4	24.6	25.3
Sales and marketing	10.0	19.0	17.8
General and administrative	11.7	25.6	17.2
Impairment of goodwill	—	—	16.8
Impairment of intangibles and long lived assets	—	—	18.8
Amortization of intangible assets	—	—	1.1
Restructuring charges	—	4.2	2.7

Total operating expenses	36.1	73.4	99.7

Loss from operations:	(4.9)	(52.3)	(74.7)
Other income (expense):
Gain on sale of SEN	—	0.8	—
Equity loss of SEN	—	(2.4)	(1.5)
Interest income	—	0.1	0.6
Interest expense	—	(1.3)	(2.6)
Other, net	(1.5)	(2.6)	(0.1)

Total other income (expense)	(1.5)	(5.4)	(3.6)

Loss before income taxes	(6.4)	(57.7)	(78.3)
Provision for income taxes	—	0.7	0.3

Net loss	(6.4)%	(58.4)%	(78.6)%

Year ended December 31, 2010 in comparison to the year ended December 31, 2009

Revenue

        Revenue increased significantly in 2010 compared to 2009 as the Company benefited from improving market conditions and increased capacity utilization at customers' manufacturing facilities. The Company expects this positive trend to continue into 2011.

Product

        Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $242.8 million or 88.2% of revenue in 2010, compared with $98.7 million, or 74.2% of revenue in 2009.

The increase in product revenue in 2010 is attributable to the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers. In addition, we also believe we are gaining market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance of our technology.

        Approximately 12.8% of systems revenue in 2010 was from sales of 200mm products and 87.2% was from sales of 300mm products, compared with 25.0% and 75.0% for sales of 200mm products and 300mm products in 2009, respectively.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2010 and 2009 was $16.3 million and $5.7 million, respectively. The increase was mainly due to the increase in systems sales in 2010.

Service

        Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $32.4 million, or 11.8% of revenue for 2010, compared with $33.9 million, or 25.5% of revenue, for 2009. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service. The slight decrease during 2010 was primarily due to a decrease in fabrication utilization in the North American semiconductor industry.

Royalties

        Royalties were previously earned under our prior license agreement with SEN. As a result of the sale of our investment in SEN, SEN has had no further royalty obligations since March 30, 2009. Royalty revenue was $0.4 million or 0.3% of revenue for 2009.

        As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Ion Implant

        Included in total revenue of $275.2 million in 2010 is revenue from sales of ion implantation products and service of $232.4 million, or 84.4% of total revenue, compared with $110.9 million, or 83.4%, of total revenue in 2009. The dollar increase was due to the factors discussed above for product revenue. Annual revenue from the sale of ion implantation products and service typically averages from 70% to 80% of total revenue.

Aftermarket

        The Company's product revenue includes sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the "aftermarket" business. Included in total revenue of $275.2 million in 2010 is revenue from our aftermarket business of $142.2 million, compared to $98.2 million for 2009. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit

Product

        Gross profit from product revenue was 30.8% for the twelve months ended December 31, 2010, compared to 14.7% for the twelve months ended December 31, 2009. Approximately 3.3% of the 16.1% increase resulted from a lower provision for excess inventory. The remaining 12.8% increase in gross profit from product revenue is attributable to higher systems sales volume and the related favorable absorption of fixed overhead costs which increased gross margins by 22.3%, offset by a 9.5% decrease in gross margin resulting from an unfavorable mix of parts and upgrade revenue.

Service

        Gross profit from service revenue was 34.3% for the twelve months ended December 31, 2010, compared to 38.8% for the twelve months ended December 31, 2009. The decrease in gross profit is attributable to lower volumes.

Research and Development

        Research and development expense was $39.5 million in 2010, an increase of $6.8 million, or 20.8%, compared with $32.7 million in 2009. The increase was primarily payroll costs due to increased headcount ($3.1 million), increased professional fee expenses ($2.4 million), increased project material costs ($1.3 million), and increased asset amortization and depreciation costs for assets used as demonstration and/or test systems ($0.1 million).

        Research and development expense was attributable to the following activities for 2010: 53% for new product development, 31% for improvement of existing products, and 16% for product testing.

Sales and Marketing

        Sales and marketing expense was $27.5 million in 2010, an increase of $2.3 million, or 9.1%, compared with $25.2 million in 2009 as the Company benefited from improved market conditions in 2010. The increase was driven primarily by increased travel costs ($0.8 million), increased freight costs ($0.8 million), increased supplies and marketing costs ($0.4 million), and increased payroll costs ($0.3 million).

General and Administrative

        General and administrative expense was $32.1 million in 2010, a decrease of $2.0 million, or 5.9% compared with $34.1 million in 2009. The decrease was driven primarily by decreased professional fee expenses ($4.6 million) primarily due to legal transaction costs and business outsourcing activities being incurred in 2009 and a decrease in other miscellaneous costs ($0.4 million), offset by increased payroll and incentive compensation costs ($3.0 million).

Other Income (Expense)

        Equity loss attributable to SEN was $3.2 million for the year ended December 31, 2009. As a result of the sale of the Company's investment in SEN, subsequent to March 30, 2009, the Company no longer records equity income or loss from SEN.

        Interest income of $0.1 million for the year ended December 31, 2010, primarily relates to interest earned on cash and cash equivalents. Interest income decreased by $0.1 million from the year ended December 31, 2009, primarily due to lower average cash balances and lower interest rates.

        We had no interest expense for the year ended December 31, 2010. Our interest expense was $1.7 million for the year ended December 31, 2009. We have had no borrowings since we paid in full our convertible senior subordinated notes on March 30, 2009.

        For the year ended December 31, 2010 and 2009 the Company incurred $1.9 million of foreign exchange losses. Included in foreign exchange losses in 2010 are $.3 million of foreign exchange losses relating to currency hedging activities. The primary reason for foreign exchange losses in both years was due to the weakening of the U.S dollar.

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

        In 2010, the Company performed an evaluation of the deferred tax assets of certain of our foreign subsidiaries for which the Company had previously established a valuation allowance. Based on the subsidiaries recent and expected ability to generate taxable income, the Company reduced the subsidiary's corresponding valuation allowance and recognized a tax benefit of $1.3 million.

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

        As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Ion Implant

        Included in total revenue of $133.0 million in 2009 was revenue from sales of ion implantation products and service of $110.9 million, or 83.4% of total revenue, compared with $204.9 million, or 81.9%, of total revenue in 2008. The decline was due to the factors discussed above. Annual revenue from the sale of ion implantation products and service typically averages from 70% to 80% of total revenue.

Aftermarket

        Included in total revenue of $133.0 million in 2009 was revenue from our aftermarket business of $98.2 million, compared to $143.0 million for 2008. After hitting bottom in the first quarter of 2009, industry utilization increased each subsequent quarter for the remainder of the year. This resulted in successive improvements in aftermarket revenue each quarter.

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

Service

        Gross profit from service revenue was 38.8% for the twelve months ended December 31, 2009, compared to 49.2% for the twelve months ended December 31, 2008. The decrease in gross profit was attributable to significantly lower revenue.

Operating Expenses

        In response to continuing weak market conditions in 2009 the Company took several actions, including reduction in headcount, to reduce operating expenses. The aggregate of research and development, sales and marketing, and general and administrative expense reduction in 2009 compared to 2008 was $58.9 million.

Research and Development

        Research and development expense was $32.7 million in 2009, a decrease of $30.6 million, or 48.3%, compared with $63.3 million in 2008. The decrease was primarily due to substantial completion of Optima and Integra platform development in 2008, which resulted in decreased payroll costs ($12.4 million), decreased professional fee expenses ($3.2 million), decreased project material costs ($3.9 million), decreased development asset amortization and depreciation costs for assets used as demonstration and/or test systems ($8.9 million) and decreased other miscellaneous expenses ($2.2 million).

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

Impairment of Intangibles and Long-Lived Assets

        The significant decline in our stock price experienced at the end of the third quarter of 2008 continued through the end of the fourth quarter and beyond, resulting in a sustained market capitalization well below book value.

        During 2009 we continued to experience events and circumstances which indicated that a further impairment of long-lived assets may have occurred. The significant decline in our stock price continued through 2009, and we continued to maintain a market capitalization significantly below book value. However, the estimated future total market for our products, which was significantly revised downward in the fourth quarter of 2008, showed signs of modest recovery while still less than historical levels.

        Accordingly, as of December 31, 2009, we performed an analysis comparing undiscounted cash flows estimated to be generated by the long-lived assets to the carrying amounts of those assets. The estimates of future operating results and cash flows were derived from our updated long-term financial forecast, which represented the best estimate that we had at the time. This forecast relied primarily on market assumptions and market share we expected to achieve. As of December 31, 2009, our analysis indicated that the carrying amounts for long-lived assets were expected to be recovered. As such we did not record an impairment charge for the year ended December 31, 2009. As a result of our review of the recoverability of intangibles and long-lived assets, at December 31, 2008, we recorded an impairment charge of $46.9 million consisting of the entire net book value of intangible assets of $8.3 million, certain other assets of $21.1 million, and property, plant and equipment of $17.5 million.

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

        Changes in our restructuring liability during 2009, included in amounts reported as other current liabilities, are as follows:

Severance
(in thousands)
Balance at December 31, 2008	$746
Severance and related costs	6,084
Cash payments	(6,533)

Balance at December 31, 2009	$297

Other Income (Expense)

        Equity loss attributable to SEN was $3.2 million for the year ended December 31, 2009. This was compared to equity loss attributable to SEN of $3.7 million for the year ended December 31, 2008. As a result of the sale of our investment in SEN, subsequent to March 30, 2009, the Company no longer has recorded equity income or loss from SEN.

        Interest income of $0.2 million for the year ended December 31, 2009, primarily related to interest earned on cash and cash equivalents. Interest income decreased by $1.4 million from the year ended December 31, 2008, due primarily to lower average cash balances.

        Interest expense decreased by $5.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was due to the payment in full of the convertible senior subordinated notes on March 30, 2009.

Income Taxes

        We incur income tax expense relating principally to operating results of foreign entities in jurisdictions, principally in Asia, where we earn taxable income. During 2009 we had significant net operating loss carryforwards in the United States and certain foreign jurisdictions, principally Europe, and, as a result, we did not currently pay significant income taxes in those jurisdictions and we did not recognize the tax benefit for such losses as discussed in Note 18 to the consolidated financial statements. Accordingly, our effective income tax rate was not meaningful.

Liquidity and Capital Resources

        Capital expenditures were $1.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. We have no significant capital projects planned for 2011 and total capital expenditures for 2011 are projected to be less than $3.5 million. Future capital expenditures beyond 2011 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

        We have outstanding standby letters of credit, bank guarantees and surety bonds in the amount of $8.9 million to support certain operating lease obligations, workers' compensation insurance, and certain value added tax claims in Europe, of which $107,000 at December 31, 2010 was supported by cash pledged as collateral. The pledged cash is reflected as long-term restricted cash on the consolidated balance sheet.

        The following represents our commercial commitments as of December 31, 2010 (in thousands):

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	2011	2012-2013	2014-2015	Thereafter
Surety bonds	$7,192	$2,742	$4,450	$—	$—
Standby letters of credit	1,575	1,575	—	—	—
Statutory liability deposits	107	—	107	—	—

	$8,874	$4,317	$4,557	$—	$—

        The following represents our contractual obligations as of December 31, 2010 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Purchase order commitments	$59,008	$59,008	$—	$—	$—
Operating leases	9,638	2,955	3,399	2,337	947

	$68,646	$61,963	$3,399	$2,337	$947

        We have no off-balance sheet arrangements at December 31, 2010.

        Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our Optima and Integra products, and others relate to the uncertainties of global economies, including the availability of credit, and the condition of the overall semiconductor equipment industry.

        We have net operating loss and tax credit carryforwards the tax effect of which aggregate $104.3 million at December 31, 2010. These carryforwards, which expire principally between 2021 and 2030, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

        In 2010, $5.9 million of cash was used to support operating activities which was $28 million less than in 2009. Cash used for operations in 2010 was predominately driven by the Company's net loss from operations offset by non—cash charges for depreciation and amortization and stock based compensation expense. Cash and cash equivalents at December 31, 2010 were $45.7 million, compared to $45.0 million at December 31, 2009. Our 2011 plan includes improvement in revenue, operating profit and cash flow.

        On March 12, 2010, we amended our existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. On May 25, 2010, the Company and its lender agreed to modify a financial covenant in the revolving credit facility regarding maximum allowable quarterly losses. Based on current forecasts we believe we will be in compliance with the financial covenants throughout the remaining term of the facility. Borrowings made under the facility will bear interest at the greater of 6% or the bank's prime rate plus 2%. At no time during the term of the agreement has the Company borrowed against the facility and $18.4 million was available for borrowing as of December 31, 2010. The agreement will terminate on March 11, 2011. The Company is currently in negotiations with several banks for a new revolving credit facility on more favorable terms than our current credit facility. The Company expects the new credit facility to be in place during the second quarter of 2011. The Company has requested and has been granted a 30 day extension to its existing credit facility until April 10, 2011.

        We believe that based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements in the short-term. Our

2011 forecast reflects revenue and gross margins consistent with our understanding of customer plans, the market conditions currently forecasted by the industry, and capacity utilization at customers' manufacturing facilities. Forecasted operating expense levels for 2011 reflect those in effect at the end of 2010 adjusted for a moderate increase in research and development expense and a return to market based employee compensation.

Recent Accounting Pronouncements

        In September 2009, the FASB issued a new accounting standard to provide guidance on revenue recognition criteria for multiple-element arrangements. The new accounting standard modifies the criteria used to separate elements in a multiple-element arrangement by introducing the concept of best estimate of selling price, establishing a hierarchy of evidence for determining selling price (fair value), requiring the use of relative selling price method and prohibiting the use of the residual method to allocate arrangement consideration among units of accounting. The new accounting standard also expands the disclosure requirements for all multiple element arrangements and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for a calendar year-end entity). The adoption of the new accounting standard will not have a material impact on the Company's future operating results.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        Axcelis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents at December 31, 2010. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities and limiting exposure to any one issue or issuer. We do not use derivative financial instruments in managing our investment portfolio and, due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the years ended December 31, 2010 and 2009, approximately 24% and 37% of our revenue were derived from foreign operations with this inherent risk. In addition, at both December 31, 2010 and 2009, our operations outside of the United States accounted for approximately 34% and 39% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

        Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axcelis Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Axcelis Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Axcelis Technologies, Inc. and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2011

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2011 (the "Proxy Statement") captioned:

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
  "Share Ownership of 5% Stockholders," and

  •
  "Share Ownership of Directors and Executive Officers."

        The remainder of such information is set forth below:

Equity Plan Reserves Disclosure

        We maintain two equity compensation plans, the 2000 Stock Plan and the Employee Stock Purchase Plan. The number of shares issuable upon exercise of outstanding options and unvested restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2010 are summarized in the following table:

			(C)
	(A)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)(2)
	Number of shares to be issued upon exercise of outstanding options, warrents and rights(1)	(B)
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by stockholders	19,176,031	$3.70	12,634,359
Equity compensation plans not approved by stockholders	—	—	—

Total	19,176,031	$3.70	12,634,359

(1)
Represents 18,947,509 shares issuable on exercise of outstanding options as of December 31, 2010, plus 228,522 shares issuable on vesting of outstanding restricted stock units as of December 31, 2010 (some of which will be withheld to compensate for tax withholding).

(2)
Represents the total shares available for issuance under our 2000 Stock Plan and our Employee Stock Purchase Plan, as of December 31, 2010, as follows:

(A)
9,890,721 shares were available for future issuance under the 2000 Stock Plan. Such amount represents the total number of shares reserved for issuance under the 2000 Stock Plan (33,173,367), less 418,880 outstanding shares issued under the plan as restricted stock, 1,746,683 shares issued on vesting of outstanding restricted stock units, 1,941,052 shares issued upon option exercises, and the outstanding options and unvested restricted stock units shown in column (A), all as of December 31, 2010. This plan is generally used for grants to employees and directors and was approved by our stockholders at our 2002 annual meeting.

(B)
2,743,638 shares were available under our Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (7,500,000) less 4,756,362 shares issued through December 31, 2010.

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Report:

1)
Financial Statements:

  2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2011

 Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue
Product	$242,771	$98,716	$194,275
Service	32,441	33,917	51,880
Royalties, primarily from SEN	—	389	4,059

	275,212	133,022	250,214
Cost of revenue
Product	168,047	84,185	161,310
Service	21,327	20,773	26,289

	189,374	104,958	187,599
Gross profit	85,838	28,064	62,615
Operating expenses
Research and development	39,524	32,661	63,262
Sales and marketing	27,549	25,209	44,573
General and administrative	32,132	34,087	43,056
Impairment of goodwill	—	—	42,115
Impairment of intangibles and long-lived assets	—	—	46,949
Amortization of intangible assets	—	—	2,624
Restructuring charges	—	5,541	6,873

	99,205	97,498	249,452

Loss from operations	(13,367)	(69,434)	(186,837)
Other income (expense)
Gain on sale of SEN	—	1,080	—
Equity loss of SEN	—	(3,238)	(3,667)
Interest income	96	181	1,614
Interest expense	—	(1,676)	(6,744)
Other, net	(3,990)	(3,516)	(169)

	(3,894)	(7,169)	(8,966)

Loss before income taxes	(17,261)	(76,603)	(195,803)
Income taxes	312	865	861

Net loss	$(17,573)	$(77,468)	$(196,664)

Net loss per share
Basic and diluted net loss per share	$(0.17)	$(0.75)	$(1.91)

Shares used in computing basic and diluted net loss per share
Weighted average common shares outstanding	104,522	103,586	102,739

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$45,743	$45,020
Restricted cash	—	4,918
Accounts receivable, net	57,888	19,094
Inventories, net	109,653	114,558
Prepaid expenses and other current assets	15,346	10,016

Total current assets	228,630	193,606
Property, plant and equipment, net	38,594	40,868
Long-term restricted cash	107	2,245
Other assets	13,541	13,884

	$280,872	$250,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,709	$9,680
Accrued compensation	10,597	9,267
Warranty	2,556	638
Income taxes	—	1,499
Deferred revenue	13,859	5,127
Other current liabilities	4,408	3,546

Total current liabilities	68,129	29,757
Long-term deferred revenue	2,417	563
Other long-term liabilities	4,759	3,884

Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 105,906 shares issued and 105,786 shares outstanding at December 31, 2010; 104,212 shares issued and 104,092 shares outstanding at December 31, 2009	106	104
Additional paid-in capital	493,967	488,321
Treasury stock, at cost, 120 shares at December 31, 2010 and 2009	(1,218)	(1,218)
Accumulated deficit	(293,520)	(275,947)
Accumulated other comprehensive income	6,232	5,139

	205,567	216,399

	$280,872	$250,603

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	102,565	$103	$478,726	$(1,218)	$(1,815)	$10,210	$486,006

Comprehensive loss
Net loss	—	—	—	—	(196,664)	—	(196,664)
Foreign currency translation adjustments	—	—	—	—	—	25,075	25,075
Change in pension	—	—	—	—	—	140	140

Total comprehensive loss							(171,449)
Exercise of stock options	22	—	110	—	—	—	110
Issuance of shares under Employee Stock Purchase Plan	388	—	786	—	—	—	786
Forfeiture of restricted common shares	(12)	—	—	—	—	—	—
Issuance of restricted common shares	437	—	(785)	—	—	—	(785)
Stock-based compensation expense	—	—	4,709	—	—	—	4,709

Balance at December 31, 2008	103,400	103	483,546	(1,218)	(198,479)	35,425	319,377
Comprehensive loss
Net loss	—	—	—	—	(77,468)	—	(77,468)
Foreign currency translation adjustments	—	—	—	—	—	(30,239)	(30,239)
Change in pension	—	—	—	—	—	(47)	(47)

Total comprehensive loss							(107,754)
Exercise of stock options	66	1	44	—	—	—	45
Issuance of shares under Employee Stock Purchase Plan	302	—	184	—	—	—	184
Issuance of restricted common shares	444	—	(104)	—	—	—	(104)
Stock-based compensation expense	—	—	4,651	—	—	—	4,651

Balance at December 31, 2009	104,212	104	488,321	(1,218)	(275,947)	5,139	216,399
Comprehensive loss
Net loss	—	—	—	—	(17,573)	—	(17,573)
Foreign currency translation adjustments	—	—	—	—	—	1,535	1,535
Change in pension	—	—	—	—	—	(442)	(442)

Total comprehensive loss							(16,480)
Exercise of stock options	704	1	552	—	—	—	553
Issuance of shares under Employee Stock Purchase Plan	280	1	637	—	—	—	638
Issuance of restricted common shares	262	—	(201)	—	—	—	(201)
Issuance of restricted shares in satisfaction of accrued compensation	448	—	570	—	—	—	570
Stock-based compensation expense	—	—	4,088	—	—	—	4,088

Balance at December 31, 2010	105,906	$106	$493,967	$(1,218)	$(293,520)	$6,232	$205,567

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(17,573)	$(77,468)	$(196,664)
Adjustments to reconcile net loss to net cash used for operating activities
Undistributed loss of SEN	—	3,238	3,667
Depreciation and amortization	7,045	7,436	20,947
Gain on sale of SEN	—	(1,080)	—
Deferred income taxes	(1,525)	(765)	189
Amortization of intangible assets	—	—	2,624
Accretion of premium on convertible debt	—	133	3,287
Stock-based compensation expense	4,088	4,651	4,709
Impairment of goodwill	—	—	42,115
Impairment of intangibles and long-lived assets	—	—	46,949
Provision for excess inventory	2,015	9,818	24,631
Cash dividend from SEN	—	—	2,016
Changes in operating assets & liabilities
Accounts receivable	(38,652)	8,572	48,644
Inventories	3,549	26,445	(6,942)
Prepaid expenses and other current assets	(3,469)	8,131	14,991
Accounts payable & other current liabilities	32,276	(11,038)	(23,330)
Deferred revenue	10,601	(8,695)	(26,151)
Income taxes	(1,406)	1,154	(162)
Other assets and liabilities	(2,841)	(4,474)	(10,239)

Net cash used for operating activities	(5,892)	(33,942)	(48,719)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(1,403)	(463)	(3,407)
Decrease in restricted cash	7,056	1,491	9,624
Proceeds from sale of SEN	—	132,847	—
Payments related to sale of SEN	—	(10,590)	—

Net cash provided by investing activities	5,653	123,285	6,217
Cash flows from financing activities
Repayment of convertible debt	—	(83,344)	—
Financing fees and other expenses	(523)	—	—
Proceeds from exercise of stock options	553	45	110
Proceeds from Employee Stock Purchase Plan	569	184	786

Net cash provided by (used for) financing activities	599	(83,115)	896
Effect of exchange rate changes on cash	363	1,098	(4,577)

Net increase (decrease) in cash and cash equivalents	723	7,326	(46,183)
Cash and cash equivalents at beginning of period	$45,020	$37,694	$83,877

Cash and cash equivalents at end of period	$45,743	$45,020	$37,694

Cash paid for interest	$—	$3,009	$3,188
Cash paid for income taxes	$2,286	$734	$1,064
Non Cash investing and financing activities:
Issuance of restricted common stock in satisfaction of accrued compensation	$570	$—	$—

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

        Until March 30, 2009, the Company owned 50% of equity of a joint venture with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. This joint venture, which was known as SEN licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan. On March 30, 2009, the Company sold to SHI all of the Company's common shares in SEN. in exchange for a cash payment of 13 billion Yen, which resulted in proceeds of approximately $132.8 million before advisor fees and other expenses of $10.6 million. The sales price was determined through an arm's length negotiation. This transaction terminated all prior agreements among the three parties relating to the SEN joint venture. In addition, the arbitration with SEN initiated by Axcelis in Tokyo was dismissed. Detailed information about the Company's investment in SEN is provided in Note 19.

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

Foreign Currency

        The functional currency for substantially all operations outside the United States is the local currency. Financial statements for these operations are translated into United States dollars at year-end rates as to assets and liabilities and average exchange rates during the year as to revenue and expenses. The resulting translation adjustments are recorded in stockholders' equity as an element of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

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

Impairment of Intangibles and Long-Lived Assets

        The Company records impairment losses on intangibles and long-lived assets when events and circumstances indicate that these assets might not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment is measured based on the amount by which the carrying value exceeds its fair value.

        In 2008, the Company experienced a significant decline in its stock price resulting in a sustained market capitalization well below book value. In addition, the estimated future total available market for the Company's products, as published by independent third party industry analysts, was significantly revised downward in the fourth quarter and the Company experienced a 26% decline (as compared to aftermarket revenue in the third quarter of 2008) in its aftermarket business, reflecting significant declines in manufacturers' capacity utilization. This fourth quarter contraction in the industry led the Company to revise its short-term and long-term financial forecast. As discussed in Note 6, 8 and 9 to the consolidated financial statements for the year ended December 31, 2008, the Company recorded a total intangible and long-lived asset impairment charge of $46.9 million. This charge consisted of writing off the net book value of all its intangibles of $8.3 million, certain other assets of $21.1 million and property, plant and equipment of $17.5 million. As a result of economic conditions, along with its stock price below book value, the Company performed a test for recoverability of its remaining long-lived assets at December 31, 2009, concluding that long-lived assets were not impaired. At December 31, 2010, based on the increased demand for our products and the increase in our share price the Company concluded that no events or circumstances existed that indicated that our long-lived assets were not recoverable.

        Future actual performance could be materially different from our current forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of the long-lived assets in the future. This could be caused by strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in the Company's relationships with significant customers. Accordingly, the Company will perform an impairment analysis in the future when circumstances or events warrant.

Concentration of Risk

        Financial instruments, which potentially expose Axcelis to concentrations of credit risk, consist principally of accounts receivable and cash equivalents. Axcelis' customers consist of semiconductor manufacturers located throughout the world. Axcelis' net sales to its ten largest customers accounted for 62.7%, 56.6%, and 51.5% of revenue in 2010, 2009, and 2008, respectively.

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

Accumulated Other Comprehensive Income

        Comprehensive income is comprised of two components, net loss and other comprehensive income. Other comprehensive income consists of foreign currency translation adjustments and the effects of the minimum pension liability. The following table shows the cumulative components of accumulated other comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Foreign currency translation adjustments	$6,323	$4,788	$35,027
Pension benefit adjustment	(91)	351	398

Total accumulated other comprehensive income	$6,232	$5,139	$35,425

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

        Axcelis' system sales transactions are made up of multiple elements, including the system itself and elements that are not delivered simultaneously with the system. These undelivered elements might include a combination of installation services, extended warranty and support and spare parts, all of which are covered by a single sales price. The Company allocates revenue among the elements using the residual method, in which estimated fair market value is established for all elements other than the system itself and the remainder of the sales price is allocated to the system.

        The value of the undelivered elements includes (a) the greater of (i) the fair value of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention") plus (b) the fair value of all other undelivered elements. The amount allocated to installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. The fair value of all other undelivered elements is based upon the price charged when these elements are sold separately. Product revenue for products which have demonstrated market acceptance (legacy products), generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for certain customers, when both the formal acceptance and retention payment have been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

        The Company generally recognizes revenue for products which have demonstrated market acceptance (legacy products) at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of Axcelis' systems are designed and tailored to meet the customer's specifications, as outlined in the contract between the customer and Axcelis, which may be the Axcelis standard specification. To ensure that the customer's specifications are satisfied, many customers request that new systems be tested at Axcelis' facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. Customers of mature products generally do not require pre-shipment testing. The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Stock-Based Compensation

        The Company recognizes compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments using the Black-Sholes option pricing model, adjusted for expected forfeitures. Stock-based compensation expense is recognized ratably over the requisite service period.

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

        Because the Company had a net loss for each of the years ended December 31, 2010, 2009, and 2008, any common shares related to outstanding stock options, restricted stock, restricted stock units and convertible debt have been excluded from the calculation of net loss per share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

        In September 2009, the FASB issued a new accounting standard to provide guidance on revenue recognition criteria for multiple-element arrangements. The new accounting standard modifies the criteria used to separate elements in a multiple-element arrangement by introducing the concept of best estimate of selling price, establishing a hierarchy of evidence for determining selling price (fair value), requiring the use of relative selling price method and prohibiting the use of the residual method to allocate arrangement consideration among units of accounting. The new accounting standard also expands the disclosure requirements for all multiple element arrangements and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for a calendar year-end entity). We believe the adoption of the new accounting standard will not have a material impact on the Company's future operating results.

Note 3.  Restricted Cash

        The components of restricted cash are as follows:

	December 31,
	2010	2009
	(in thousands)
Cash collateralizing standby letters of credit	—	$1,550
Bank guarantees	—	5,613
Statutory liability deposit	$107	—

	$107	$7,163

        In addition to guarantees that are cash collateralized, the Company has surety bonds related to value added tax claims and refunds in Europe of approximately $7.2 million at December 31, 2010 and standby letters of credit issued under the credit line of $1.6 million. Restricted cash is reflected in current or non-current assets based on the expiration of the requirement with the bank or counterparty.

Note 4.  Accounts Receivable, net

        The components of accounts receivable are as follows:

	December 31,
	2010	2009
	(in thousands)
Trade receivables	$59,245	$21,484
Allowance for doubtful accounts	(1,357)	(2,390)

	$57,888	$19,094

Note 5.  Inventories, net

        The components of inventories are as follows:

	December 31,
	2010	2009
	(in thousands)
Raw materials	$74,596	$69,661
Work in process	29,848	27,654
Finished goods (completed systems)	5,209	17,243

	$109,653	$114,558

        When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of December 31, 2010 and 2009, inventories are stated net of inventory reserves of

$27.5 million and $37.0 million respectively. The decrease in inventory reserves in 2010 is primarily due to the disposal of $11.2 million of previously reserved inventory. There were no material sales of previously reserved inventory during each of the fiscal years ended December 31, 2010, 2009, and 2008.

Note 6.  Property, Plant and Equipment, net

        The components of property, plant and equipment are as follows:

	December 31,
	2010	2009
	(in thousands)
Land and buildings	$79,754	$79,284
Machinery and equipment	5,775	5,967
Construction in process	621	62

	86,150	85,313
Accumulated depreciation	(47,556)	(44,445)

	$38,594	$40,868

        Depreciation expense was $3.6 million, $3.8 million, and $8.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company did not record an impairment charge related to property, plant and equipment in 2010 and 2009. During the fourth quarter of 2008, the Company recorded an impairment charge related to property, plant and equipment of $17.5 million. (See Impairment of Intangibles and Long-Lived Assets in Note 2).

Note 7.  Goodwill

        During the fourth quarter of 2008, the Company determined that the carrying value of the Cleaning and Curing product line exceeded its estimated fair value. Therefore, the Company performed the second step of the impairment test to determine the implied value of goodwill. Specifically, the Company allocated the estimated fair value of the Cleaning and Curing product line as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of this analysis indicated that there was no remaining implied value attributable to goodwill and accordingly, the Company recorded a goodwill impairment charge of $42.1 million, the entire book value of its goodwill, in the fourth quarter of 2008.

Note 8.  Intangible Assets, net

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

        Amortization expense for intangible assets was $0.0 million, $0.0 million, and $2.6 million, for each of the years ended December 31, 2010, 2009, and 2008, respectively.

Note 9.  Assets Manufactured for Internal Use

        The components of assets manufactured for internal use, included in amounts reported as other assets, are as follows:

	December 31,
	2010	2009
	(in thousands)
Cost	$16,148	$16,446
Accumulated depreciation	(3,768)	(3,820)

	$12,380	$12,626

        These products are used in-house for research and development, training, and customer demonstration purposes. Costs are amortized to expense over three to five years. Amortization expense was $3.3 million, $3.8 million, and $11.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Note 10.  Restructuring Charges

        The company incurred no restructuring charges for the year ended December 31, 2010. Changes in the Company's restructuring liability, included in amounts reported as other liabilities, for the year ended December 31, 2010 are as follows:

Severance
(in thousands)
Balance at December 31, 2009	$297
Cash payments	(126)

Balance at December 31, 2010	$171

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

        In May 2008, the Company implemented a reduction in force in connection with planned actions taken by management to control costs to provide future profitability and conserve cash. This reduction in force resulted in a total charge to expense of approximately $3.6 million principally for separation and outplacement costs, of which $3.5 million had been recognized as expense through December 31, 2008. The remaining $0.1 million was recognized in the first quarter of 2009. A total of $3.4 million was paid through December 31, 2008.

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

        Changes in the Company's product warranty liability are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at January 1 (beginning of year)	$726	$3,530	$6,245
Warranties issued during the period	3,722	791	2,564
Settlements made during the period	(1,923)	(2,363)	(5,419)
Changes in estimate of liability for pre-existing warranties during the period	188	(1,232)	140

Balance at December 31 (end of year)	$2,713	$726	$3,530

Amount classified as current	$2,556	$638	$3,137
Amount classified as long-term	157	88	393

Total Warranty Liability	$2,713	$726	$3,530

Note 12.  Financing Arrangements

Convertible Subordinated Debt

        On March 30, 2009, Axcelis used $85 million of the proceeds of its sale of SEN to pay in full its outstanding 4.25% Convertible Senior Subordinated Notes which it had issued in May 2006.

Bank Credit Facility

        On March 12, 2010, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to the lesser of $20 million or specified percentages of the amounts of qualifying accounts receivable and inventory. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. On May 25, 2010 the Company and its lender agreed to modify a financial covenant in the revolving credit facility regarding maximum allowable quarterly losses. Based on current forecasts, we believe we will be in compliance with the financial covenants throughout the remaining term of the facility. Borrowings made under the facility will bear interest at the greater of 6% or the bank's prime rate plus 2%. At no time during the term of the agreement has the company borrowed against the facility and $18.4 million was available for borrowing as of December 31, 2010. The agreement will terminate on March 11, 2011. The Company is currently in negotiations with several banks for a new revolving credit facility on more favorable terms than our current credit facility. The Company expects the new credit facility to be in place during the second quarter of 2011. The Company has requested and has been granted a 30 day extension to its existing credit facility until April 10, 2011.

Note 13.  Defined Contribution Plan

        The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees are eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to IRS limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. Through 2008, the Company matched employee contributions in an amount equal to the greater of (A) 100% of the employee's pre-tax contributions up to one thousand dollars or (B) 50% of the employee's pre-tax contributions, up to the first 6% of eligible compensation. Under this plan, approximately $1.6 million was recognized as expense for the year ended December 31, 2008. The Company suspended matching contributions in 2009, so no expense was recorded for this plan in either 2010 or 2009.

Note 14.  Stock Award Plans and Stock-Based Compensation

2000 Stock Plan

        The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the "2000 Plan"), a stock award and incentive plan which permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to selected employees, directors and consultants of the Company. The 2000 Plan originally reserved 18.5 million shares of common stock for future grant, which amount was subsequently increased to 33.2 million shares of common stock. The 2000 Plan expires in 2012. At December 31, 2010 there were 9.9 million shares of common stock available for future grant. At December 31, 2010, stock awards outstanding under the 2000 Plan included stock options, restricted stock and restricted stock units.

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

Grant-Date Fair Value

        For the purpose of valuing stock options, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Years ended December 31,
	2010	2009	2008
Weighted-average expected volatility	97.8%	76.5%	76.5%
Weighted-average expected term (in years)	6.2	5.5	5.5
Risk-free interest rate	1.5-2.0%	2.1-2.6%	1.6-2.4%
Expected dividend yield	0%	0%	0%

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

        The Company recognized stock-based compensation expense of $4.1 million, $4.7 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. For 2010, 2009 and 2008, the Company primarily used stock options in its annual share-based payment program.

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2010, 2009 and 2008.

Stock Options

        The following table summarizes the stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2007	11,434	$11.65
Granted	5,333	0.71
Exercised	(20)	5.01
Canceled	(196)	5.42
Expired	(1,027)	10.75

Outstanding at December 31, 2008	15,524	8.05
Granted	4,555	1.11
Exercised	(66)	0.68
Canceled	(887)	1.20
Expired	(1,758)	9.73

Outstanding at December 31, 2009	17,368	$6.43

Granted	5,310	1.61
Exercised	(704)	0.79
Canceled	(333)	1.23
Expired	(2,693)	18.26

Outstanding at December 31, 2010	18,948	$3.70	6.91	$30,171

Exercisable at December 31, 2010	8,443	$6.68	4.31	$7,455

Options Vested or Expected to Vest at December 31, 2010(1)	18,098	$3.81	6.90	$26,317

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        Of the options outstanding at December 31, 2010, 2009, and 2008, 8,443, 9,335, and 9,805, respectively, were vested and exercisable with a weighted average exercise price of $6.68, $11.12, and $12.13, respectively. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) for the years ended December 31, 2010, 2009 and 2008 was $1.2, $0.8 and $0.0 million, respectively.

        The total fair value of stock options vested during the year ended December 31, 2010 was $1.5 million. As of December 31, 2010, there was $7.8 million of total forfeiture adjusted unrecognized compensation cost related to non-vested stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

        Changes in the Company's non-vested restricted stock and restricted stock units for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Shares/units	Weighted-Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at December 31, 2007	2,110	$6.22
Granted	203	4.60
Vested	(568)	6.43
Forfeited	(133)	6.28

Outstanding at December 31, 2008	1,612	$5.94
Vested	(798)	6.04
Forfeited	(210)	5.63

Outstanding at December 31, 2009	604	$5.90
Granted	695	1.72
Vested	(1,052)	3.30
Forfeited	(19)	2.94

Outstanding at December 31, 2010	228	$5.38

        The company's offers a net share settlement program to offset the personal income tax obligations of the employee's restricted stock vesting. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2010, there was $0.7 million of total forfeiture adjusted unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be amortized over a weighted average amortization period of 0.76 years.

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

        The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense for the years ended December 31, 2010, 2009, and 2008 was $0.1 million, $0.0 million, and $0.1 million respectively.

        As of December 31, 2010, there were a total of 2.7 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.3, 0.3, and 0.4 million shares purchased under the Purchase Plan for the years ended December 31, 2010, 2009, and 2008 respectively.

Note 15.  Stockholders' Equity

Preferred Stock

        The Company may issue up to 30 million shares of preferred stock in one or more series. The Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of December 31, 2010 and 2009, there were no outstanding shares of preferred stock.

Note 16.  Commitments and Contingencies

Lease Commitments

        The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2016. Rental expense was $5.2 million, $5.7 million, and $6.9 million under operating leases. Future minimum lease commitments on non-cancelable operating leases are as follows:

Year ended December 31,	Operating Leases
(in thousands)
2011	$2,955
2012	1,916
2013	1,483
2014	1,310
2015	1,027
Thereafter	947

$9,638

Purchase Commitments

        The Company has non-cancelable contracts and purchase orders for inventory of $59.0 million at December 31, 2010.

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

        Revenue by product lines is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Ion implantation systems, services, and royalties	$232,335	$110,946	$204,886
Other products systems, services, and royalties	42,877	22,076	45,328

	$275,212	$133,022	$250,214

        Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

	Revenue	Long-Lived Assets
	(in thousands)
2010
United States	$190,819	$50,532
Europe	33,822	—
Asia Pacific	50,571	442

	$275,212	$50,974

2009
United States	$83,790	$53,494
Europe	23,063	—
Asia Pacific	26,169	—

	$133,022	$53,494

2008
United States	$175,041	$56,083
Europe	29,605	—
Asia Pacific	45,568	—

	$250,214	$56,083

        Long-lived assets consist of property, plant and equipment, net and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

        International revenue, including export sales from U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches, and royalties was $208.5 million (75.8% of total revenue) in 2010, $83.5 million (62.8% of total revenue) in 2009, and $161.9 million (64.7% of total revenue) in 2008.

        One customer accounted for 18.6% of consolidated revenue and two customers accounted for 30.2% and 10.4% of consolidated accounts receivable, respectively at December 31, 2010. No customer accounted for more than 10% of consolidated revenue or consolidated accounts receivable at December 31, 2009. One customer accounted for 11.7% of revenue and 12.0% of consolidated accounts receivable at December 31, 2008.

Note 18.  Income Taxes

        Loss before income taxes is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
United States	$(21,526)	$(78,185)	$(193,451)
Foreign	4,265	4,820	1,315
Equity income (loss) of SEN	—	(3,238)	(3,667)

Loss before income taxes	$(17,261)	$(76,603)	$(195,803)

        Income taxes (credits) are as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Current:
United States
Federal	$—	$5	$8
State	309	99	136
Foreign	1528	1,526	528

Total current	1,837	1,630	672

Deferred:
Foreign	(1,525)	(765)	189

Total deferred	(1,525)	(765)	189

Income taxes	$312	$865	$861

        Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Income credit at the United States statutory rate	$(6,041)	$(26,812)	$(68,531)
State income taxes	309	99	136
Impairment of goodwill	—	—	14,740
Unrecognized tax benefits	842	—	—
Unremitted earnings of foreign subsidiaries	—	705	5,965
Effect of change in valuation allowance	6,550	(21,446)	45,586
Foreign income tax rate differentials	(1,490)	(926)	68
Restoration of foreign deferred tax assets	(1,329)	—	—
Equity loss of SEN	—	1,133	1,283
Taxable gain on sale of investment in SEN	—	41,973	—
Deemed distribution from foreign subsidiaries	2,152	3,914	—
Other, net	(681)	2,225	1,614

Income taxes	$312	$865	$861

        Significant components of current and long-term deferred income taxes are as follows:

	As of December 31,
	2010		2009
	Current	Long Term	Current	Long Term
	(in thousands)
Federal net operating loss carryforwards	$—	$75,459	$—	$58,261
State net operating loss carryforwards	—	2,812	—	2,058
Foreign net operating loss carryforwards	—	1,723	—	3,435
Federal tax credit carryforwards	—	15,087	—	15,954
State tax credit carryforwards	—	9,205	—	10,535
Unremitted earnings of foreign subsidiaries	—	(1,589)	—	(6,670)
Intangible assets	82	898	87	1,084
Property, plant and equipment	—	6,627	—	6,752
Accrued compensation	1,642	—	1,549	—
Inventories	17,519	—	34,777	—
Stock compensation	—	4,038	—	3,422
Warranty	938	57	238	32
Other	74	3,914	892	3,930

Deferred taxes, gross	20,255	118,231	37,543	98,793

Valuation allowance	(18,174)	(116,723)	(35,464)	(98,809)

Deferred taxes, net	$2,081	$1,508	$2,079	$(16)

        At December 31, 2010, the Company had $138.5 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates length of carryback and carryforward periods, existing sales backlog, and projections of future operating results. Where there are cumulative losses in recent years there is a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

        The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a 100% valuation allowance for entities in those tax jurisdictions to reduce the carrying value of deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident.

        Changes in the valuation allowance in 2010 and 2009 were attributable to changes in the composition of temporary differences and changes in net operating loss carryforwards. In addition, during 2010 the Company performed an evaluation of the deferred tax assets of certain of its foreign subsidiaries. Based on the subsidiaries recent and expected ability to generate taxable income, the Company reduced the subsidiary's corresponding valuation allowance and recognized a tax benefit of $1.3 million.

        At December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $217.3 million and foreign net operating loss carryforwards of approximately $9.3 million expiring principally between 2021 and 2030.

        The Company has research and development and other tax credit carryforwards of approximately $18.7 million at December 31, 2010 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2021 and 2028. In addition, the

Company has foreign tax credit carryforwards of approximately $5.6 million at December 31, 2010 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carryforwards expire between 2012 and 2016.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2001. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

        At December 31, 2010, the Company had unrecognized tax benefits of approximately $7.0 million, of which approximately $4.7 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $2.2 million was recorded in other long-term liabilities. The Company does not expect any significant changes in unrecognized tax benefits in 2011.

        A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2010	2009
	(in thousands)
Balance at beginning of year	$5,934	$5,824
Increases in unrecognized tax benefits as a result of tax positions taken during a prior period	189	110
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	842	—

Balance at end of year	$6,965	$5,934

Recorded as other long-term liability	$2,246	$1,302
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	4,719	4,632

	$6,965	$5,934

Note 19.  SEN

        Until March 30, 2009, the Company owned 50% of the equity of a joint venture with Sumitomo Heavy Industries, Ltd. ("SHI") in Japan. This joint venture, which was known as SEN was established in 1982 and licensed technology from the Company relating to the manufacture of specified ion implantation products and had exclusive rights to manufacture and sell these products in the territory of Japan. On March 30, 2009, pursuant to a Share Purchase Agreement dated February 26, 2009, the Company sold to SHI all of the Company's common shares in SEN in exchange for a cash payment of 13 billion Yen, which resulted in proceeds of approximately $132.8 million before advisor fees and other expenses of $10.6 million. The sales price was determined through an arm's length negotiation. This transaction terminated all prior agreements among the three parties relating to the SEN joint venture. In addition, an arbitration the Company had initiated against SEN in Tokyo was dismissed.

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

Note 20.  Quarterly Results of Operations (unaudited)

	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
	(in thousands, except per share data)
Revenue	$93,403	$75,106	$58,203	$48,500	$38,737	$35,007	$33,550	$25,728
Gross profit	31,493	21,470	19,868	13,007	11,351	7,820	5,886	3,007
Net income (loss)	4,330	(6,273)	(4,529)	(11,101)	(10,036)	(15,898)	(22,379)	(29,155)
Net income (loss) per share basic and diluted	$0.04	$(0.06)	$(0.04)	$(0.11)	$(0.10)	$(0.15)	$(0.22)	$(0.28)

        Results of operations for the quarters ended September 30, 2009, June 30, 2009 and March 31, 2009 included restructuring charges of $0.4 million, $4.1 million and $1.0 million respectively.

        Results of operations for the quarter ended December 31, 2010 include a tax benefit of $1.3 million related to the restoration of deferred tax assets in certain foreign jurisdictions.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
	By:	/s/ MARY G. PUMA
Dated: March 14, 2011		Mary G. Puma, Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY G. PUMA Mary G. Puma	Director and Principal Executive Officer	March 14, 2011
/s/ JAY ZAGER Jay Zager	Principal Accounting and Financial Officer	March 14, 2011
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 14, 2011
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	March 14, 2011
/s/ WILLIAM C. JENNINGS William C. Jennings	Director	March 14, 2011
/s/ PATRICK H. NETTLES Patrick H. Nettles	Director	March 14, 2011
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 14, 2011
/s/ GEOFFREY WILD Geoffrey Wild	Director	March 14, 2011
/s/ EDWARD H. BRAUN Edward H. Braun	Director	March 14, 2011

 Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant, as adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on May 11, 2009.
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
10.2*
Axcelis Management Incentive Plan, as amended and restated by the Compensation Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010.
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
10.9*	Named Executive Officer Base Compensation at March 14, 2011. Filed herewith.
10.10*	Non-Employee Director Cash Compensation at March 14, 2011. Filed herewith.
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
10.13
Amended and Restated Loan and Security Agreement dated as of March 12, 2010 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 12, 2010.
10.14
Export-Import Loan and Security Agreement dated as of March 12, 2010 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 12, 2010.
10.15
First Loan Modification Agreement entered into as of May 25, 2010 among the Company, Axcelis Technologies CCS Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the Commission on May 27, 2010.
10.16
License Agreement dated as of March 30, 2009 between the Company and SEN Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2009.
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 14, 2011. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 14, 2011. Filed herewith.
32.1
Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 14, 2011. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 14, 2011. Filed herewith.

*
Indicates a management contract or compensatory plan.

You may obtain a copy of any of these exhibits free of charge either on our website at http://www.axcelis.com or by contacting Investor Relations at Axcelis Technologies, Inc., 108 Cherry Hill Drive, Beverly, MA 01915-1053.

 Schedule II—Valuation and Qualifying Accounts
Axcelis Technologies, Inc.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts and returns	$2,390	$(1,120)	$(17)	$104	$1,357
Reserve for excess and obsolete inventory	36,980	2,015	(11,224)	(254)	27,517
Year Ended December 31, 2009
Allowance for doubtful accounts and returns	$2,545	$(88)	$—	$(67)	$2,390
Reserve for excess and obsolete inventory	47,656	9,818	(20,732)	238	36,980
Year Ended December 31, 2008
Allowance for doubtful accounts and returns	2,927	308	(691)	1	2,545
Reserve for excess and obsolete inventory	25,071	24,631	(2,596)	550	47,656

(*)
Represents foreign currency translation adjustments.