Form 10-Q
period 2011-03-31
AXCELIS TECHNOLOGIES INC
filed 2011-05-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐.

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

As of May 5, 2011 there were 106,095,973 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenue
Product	$86,603	$40,278
Service	6,567	8,222

	93,170	48,500
Cost of revenue
Product	56,873	30,320
Service	5,216	5,173
	62,089	35,493

Gross profit	31,081	13,007
Operating expenses
Research and development	11,818	9,133
Sales and marketing	7,819	6,604
General and administrative	9,055	7,700

	28,692	23,437

Income (loss) from operations	2,389	(10,430)

Other income (expense)

Interest income	6	29
Other, net	(450)	(407)
	(444)	(378)

Income (loss) before income taxes	1,945	(10,808)

Income taxes	133	293

Net income (loss)	$1,812	$(11,101)

Net income (loss) per share
Basic	$0.02	$(0.11)
Diluted	$0.02	$(0.11)

Shares used in computing basic and diluted net income (loss) per share
Basic weighted average common shares	105,936	104,116
Diluted weighted average common shares	110,791	104,116

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$44,782	$45,743
Accounts receivable, net	49,948	57,888
Inventories, net	123,356	109,653
Prepaid expenses and other current assets	11,026	15,346
Total current assets	229,112	228,630

Property, plant and equipment, net	38,315	38,594
Long-term restricted cash	113	107
Other assets	18,770	13,541
	$286,310	$280,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,064	$36,709
Accrued compensation	12,877	10,597
Warranty	3,060	2,556
Deferred revenue	10,880	13,859
Other current liabilities	3,855	4,408
Total current liabilities	68,736	68,129

Long-term deferred revenue	2,417	2,417
Other long-term liabilities	5,090	4,759

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock	—	—
Common stock	106	106
Additional paid-in capital	495,330	493,967
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(291,708)	(293,520)
Accumulated other comprehensive income	7,557	6,232
	210,067	205,567
	$286,310	$280,872

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,812	$(11,101)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	1,882	1,937
Taxes	33	167
Stock-based compensation expense	1,222	817
Provision for excess inventory	246	758
Changes in operating assets & liabilities:
Accounts receivable	8,245	(15,425)
Inventories	(13,350)	8,252
Prepaid expenses and other current assets	4,404	(362)
Accounts payable & other current liabilities	3,168	4,922
Deferred revenue	(2,996)	526
Income taxes	3	(408)
Other assets and liabilities	(5,875)	54
Net cash used for operating activities	(1,206)	(9,863)
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(610)	(263)
(Increase) decrease in restricted cash	(6)	319
Net cash provided by (used for) investing activities	(616)	56
Cash flows from financing activities:
Financing fees and other expenses	—	(431)
Proceeds from exercise of stock options	197	32
Proceeds from Employee Stock Purchase Plan	239	169
Net cash provided by (used for) financing activities	436	(230)
Effect of exchange rate changes on cash	425	(182)
Net decrease in cash and cash equivalents	(961)	(10,219)
Cash and cash equivalents at beginning of period	45,743	45,020
Cash and cash equivalents at end of period	$44,782	$34,801

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for a fair presentation of these financial statements, have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2. Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “2000 Plan”), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 14 to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $1.2 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.  These amounts include compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock expected to be issued under the ESPP.  Included in stock-based compensation expense for the three months ended March 31, 2011was $0.3 million related to the accelerated vesting of certain options of a former executive of the Company who retired effective March 31, 2011.

Note 3. Net Income (Loss) Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include incremental common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company had net losses for the three-month period ended March 31, 2010, any potentially diluted common shares related to outstanding stock options, restricted stock, restricted stock units and convertible debt have been excluded from the calculation of net loss per share for that period because the effect would be anti-dilutive.

	Three months ended
	March 31,
	2011	2010
	(in thousands, except per share data)

Income (loss)	$1,812	$(11,101)

Weighted average common shares outstanding used in computing basic net income (loss) per share	105,936	104,116
Incremental shares	4,855	—

Weighted average common shares outstanding used in computing diluted net income (loss) per share	110,791	104,116
Net income (loss) per share:
Basic	$0.02	$(0.11)
Diluted	$0.02	$(0.11)

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)

Net income (loss)	$1,812	$(11,101)
Other comprehensive loss
Foreign currency translation adjustments	1,325	(767)
	$3,137	$(11,868)

Note 5. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Raw materials	$83,929	$74,596
Work in process	37,061	29,848
Finished goods (completed systems)	2,366	5,209
	$123,356	$109,653

When recorded, reserves reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventories may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including forecasted sales or usage, estimated product end- of- life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of March 31, 2011 and December 31, 2010, inventories are stated net of inventory reserves of $27.7 million and $27.5 million respectively.

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

Changes in the Company’s product warranty liability are as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Balance at December 31	$2,713	$726
Warranties issued during the period	1,331	463
Settlements made during the period	(946)	(546)
Changes in estimate of liability for pre-existing warranties during the period	163	115
Balance at March 31	$3,261	$758
Amount classified as current	$3,060	$730
Amount classified as long-term (included in other long-term liabilities)	201	28
Total Warranty Liability	$3,261	$758

Note 7. Financial Arrangements

Bank Credit Facility

On April 25, 2011, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to $30 million, based primarily on accounts receivable. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and hedging transactions.

At March 31, 2011 the Company’s available borrowing capacity under the prior credit facility was $18.4 million and the Company was compliant with all covenants of the loan agreement.

Note 8. Income Taxes

Income tax expense relates principally to operating results of foreign entities, in Asia and Europe, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain foreign tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions. Accordingly, the effective income tax rate is not meaningful.

Note 9. Significant Customers

For the three months ended March 31, 2011, three customers accounted for approximately 19.2%, 14.6% and 12.2% of consolidated revenue.  For the three months ended March 31, 2010, one customer accounted for approximately 16.6% of consolidated revenue.

At March 31, 2011 two customers accounted for 15.8% and 10.9% of consolidated accounts receivable.  At March 31, 2010 one customer accounted for 16.4% of consolidated accounts receivable.

Note 10. Contingencies

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.  The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Indemnifications

The Company’s system sales agreements typically include provisions under which the Company agrees to defend its customers against third-party claims of intellectual property infringement under specified conditions and to indemnify customers against any damage and costs awarded in connection with such claims. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Note 11.  Revenue Recognition and New Accounting Guidance Recently Adopted

Our revenue recognition policy involves significant judgment by management. As described below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual future service obligations to the customer, the complexity of the customer’s post delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, we may have to revise our revenue recognition policy, which could delay the timing of revenue recognition.

Axcelis’ system sales transactions are made up of multiple elements, including the system itself and elements that are not delivered simultaneously with the system. These undelivered elements might include a combination of installation services and an extended warranty for support and spare parts, all of which are covered by a single sales price. Effective January 1, 2011, the Company adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, as required, using the prospective method.  Accordingly, this guidance is being applied to all system revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. There was no material impact on our financial position, results of operations or cash flows upon adoption and we do not expect adoption will have a material impact on our future reporting periods based on our current practices.

The impact of adopting this amended guidance on our results of operations has been limited to transactions involving the sale of systems. ASU No. 2009-13 amended the previous guidance for multiple-element arrangements.  Pursuant to the amended guidance in ASU 2009-13, our system revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer. If the criteria are met, then the consideration received is allocated among the separate units based on their relative selling price, and the revenue is recognized separately for each of the separate units.

The Company determines selling price for each unit of accounting (element) using vendor specific objective evidence (VSOE) or third-party evidence (TPE), if they exist, otherwise, we use best estimated selling price (BESP). The Company generally expects that it will not be able to establish TPE due to the nature of our products, and, as such, we typically will determine selling price using VSOE or BESP.

Where required, we determine BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.

The total consideration to be received in the transaction is allocated to each element in the arrangement based upon the relative selling price of each element when compared to the consideration received.

Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes (a) the greater of (i) the relative selling price of the installation or (ii) the portion or the sales price that will not be received until the installation is completed (the “retention”). The selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately. The selling price of all other elements (extended warranty for support, spare parts, and labor) is based upon the price charged when these elements are sold separatley, or VSOE.

Product revenue for systems which have demonstrated market acceptance (legacy products), is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for certain customers, when both the formal acceptance and retention payment have been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

We generally recognize product revenue for systems which have demonstrated market acceptance (legacy products) at the time of shipment because the customer’s post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. While some customers accept Axcelis’ standard specifications, the majority of Axcelis’ systems are designed and tailored to meet the customer’s specifications, as outlined in the contract between the customer and Axcelis. To ensure that the customer’s specifications are satisfied, many customers request that new systems be tested at Axcelis’ facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer’s production environment and the customer’s criteria are confirmed to have been met. Customers of mature products generally do not require pre-shipment testing. We believe the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

For initial shipments of systems with new technologies or in the small number of instances where Axcelis is unsure of meeting the customer’s specifications or obtaining customer acceptance upon shipment of the system, Axcelis will defer the recognition of systems revenue and related costs until installation is completed and written customer acceptance of the system is obtained. This deferral period is generally within twelve months of shipment.

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

During 2010, the market for our products steadily improved and we gained market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx).  In 2011, we expect this market share trend to continue and we expect to gain market share with our dry strip product (Integra)  The Company’s 2011 plan provides for improvement in revenue, generating positive operating cash flow and reduction in working capital as compared to 2010.  In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating expense levels to the changing business conditions and provide sufficient liquidity to support operations.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for future interim periods or years as a whole.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon Axcelis’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, accounts receivable, inventory and warranty obligations. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results are described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and have been updated, as necessary in Note 11 to the consolidated financial statements contained herein

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue
Product	93.0%	83.0%
Service	7.0	17.0

Total revenue	100.0	100.0
Cost of revenue
Product	61.0	62.5
Service	5.6	10.7
Total cost of revenue	66.6	73.2

Gross profit	33.4	26.8

Operating expenses
Research and development	12.7	18.8
Sales and marketing	8.4	13.6
General and administrative	9.7	15.9
Total operating expenses	30.8	48.3

Income (loss) from operations	2.6	(21.5)

Other income (expense)

Other, net	(0.5)	(0.8)
Total other income (expense)	(0.5)	(0.8)

Income (loss) before income taxes	2.1	(22.3)
Income taxes	0.1	0.6
Net Income (loss)	2.0%	(22.9)%

Three months ended March 31, 2011 in comparison to the three months ended March 31, 2010

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $86.6 million or 93.0% of revenue for the three months ended March 31, 2011, compared with $40.3 million, or 83.0% of revenue for the three months ended March 31, 2010. The increase in product revenue in the three-month period ended March 31, 2011 is attributable to the Company’s increased market penetration at select customer accounts,  the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2011 and 2010 was $13.3 million and $6.2 million, respectively. The increase was mainly due to the increase in systems sales in 2010 and the first quarter of 2011.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.6 million, or 7.0% of revenue for the three months ended March 31, 2011, compared with $8.2 million, or 17.0% of revenue, for the three months ended March 31, 2010. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service, the number of service contracts in effect and the relative value of the service and parts components required to fulfill service contracts and time and material engagements. The decrease in service revenue for the three months ended March 31, 2011 compared to the comparable period one year ago was due to a decrease in the number of service contracts in effect and a lower services value component for supporting existing service contracts and time and material engagements.

Ion Implant

Included in total revenue of $93.2 million is revenue from sales of ion implantation products and service which accounted for $64.6 million, or 69.3% of total revenue in the three months ended March 31, 2011, compared with $41.3 million, or 85.2%, of total revenue for the three months ended March 31, 2010. The dollar increase was due to the factors discussed above for product revenues.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $93.2 million is revenue from our aftermarket business of $38.3 million for the three months ended March 31, 2011, compared to $32.5 million for the three months ended March 31, 2010. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service. The increase of $5.8 million in aftermarket revenue for the three months ended March 31, 2011compared to March 31, 2010 was primarily due to a 24.8% increase in spare parts and upgrade revenue which is directly related higher tool utilization at our customers’ fabrication facilities and increased upgrade installations which allow our customers to maximize the technological and throughput capabilities of our tools.

Gross Profit

Product

Gross profit from product revenue was 34.3% for the three months ended March 31, 2011, compared to gross profit of 24.7% for the three months ended March 31, 2010.   Approximately 9.0% of the 9.6% increase in gross profit from product revenues is attributable to higher system sales volume and the related favorable absorption of fixed overhead costs, which accounted for 24.7%, of the increase which was offset by a 15.7% decrease in gross margin resulting from the unfavorable impact of a decreased mix of parts and upgrade revenue at lower margins. The remaining 0.6% of the increase was attributable to a lower provision for excess inventory.

Service

Gross profit from service revenue was 20.6% for the three months ended March 31, 2011, compared to 37.1% for the three months ended March 31, 2010. The decrease in gross profit is primarily attributable to the unfavorable absorption of labor costs as a result of fewer service hours being incurred to support service contracts and warranty and installation activities.

Research and Development

Research and development expense was $11.8 million in the three months ended March 31, 2011, an increase of $2.7 million, or 29.7%, compared with $9.1 million in the three months ended March 31, 2010. The increase was primarily due to increased payroll costs ($1.3 million) due to increased headcount to support new product development activities and increased project materials and consultants expense ($1.2 million).

Sales and Marketing

Sales and marketing expense was $7.8 million in the three months ended March 31, 2011, an increase of $1.2 million, or 18.2%, compared with $6.6 million for the three months ended March 31, 2010. The increase was due to increased payroll costs ($0.7 million) from an increase in sales and marketing headcount and increased commission expense ($0.5 million) due to higher systems sales volume.

General and Administrative

General and administrative expense was $9.1 million for the three months ended March 31, 2011, an increase of $1.4 million, or 18.2%, compared with $7.7 million in the three months ended March 31, 2010. The increase was due to higher compensation expense ($1.4 million) associated with the retirement of a former executive of the Company, increased incentive compensation expense and higher headcount.

Other Income (Expense)

Other income (expense) was $0.4 million for both the three months ended March 31, 2011 and 2010.  Other income (expense) for both periods primarily consisted of foreign exchange losses attributed to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate and bank fees associated with maintaining our credit facility.

Income Taxes

We incur income tax expense relating principally to operating results of foreign entities, in Asia and Europe, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain foreign jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions and we do not recognize the tax benefit for such losses. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

We believe that based on our current market, revenue and expense forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of acceptance of our Optima and Integra product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry.

During the three months ended March 31, 2011, $1.2 million of cash was used, in line with the Company’s 2011 plan, to support operating activities, including increased levels of inventories in anticipation of future period system sales.  The Company expects this trend to continue in the second quarter as we anticipate using an additional $5 to $10 million of cash to purchase inventory and support operating activities. Cash and cash equivalents at March 31, 2011 were $44.8 million, compared to $45.7 million at December 31, 2010. The Company’s 2011 plan provides for improvement in revenue, generating positive operating cash flow and reduction in working capital as compared to 2010. In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

On April 25, 2011, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to $30 million based primarily on accounts receivable. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and hedging transactions.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2011 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2011, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of March 31, 2011, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2010.

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

3.2

Bylaws of the Company, as amended as of August 8, 2007. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 9, 2007.

10.1	Second Amended and Restated Loan and Security Agreement dated as of April 25, 2011 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Filed herewith.

10.2

Executive Retirement Agreement between the Company and Stephen G. Bassett, dated January 17, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed with the Commission on January 18, 2011.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 6, 2011. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 6, 2011. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 6, 2011. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 6, 2011. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 6, 2011	By:	/s/ JAY ZAGER

Jay Zager
Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer