Form 10-Q
period 2011-06-30
AXCELIS TECHNOLOGIES INC
filed 2011-08-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011 there were 106,423,674 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Product	$84,334	$50,693	$170,937	$90,971
Service	9,046	7,510	15,613	15,732
	93,380	58,203	186,550	106,703
Cost of revenue
Product	52,905	33,690	109,778	64,010
Service	6,337	4,645	11,553	9,818
	59,242	38,335	121,331	73,828

Gross profit	34,138	19,868	65,219	32,875
Operating expenses
Research and development	11,829	9,477	23,647	18,610
Sales and marketing	7,675	6,606	15,494	13,210
General and administrative	8,416	7,464	17,471	15,164
	27,920	23,547	56,612	46,984

Income (loss) from operations	6,218	(3,679)	8,607	(14,109)

Other income (expense)
Interest income	11	25	17	54
Other, net	(1,158)	342	(1,608)	(65)
	(1,147)	367	(1,591)	(11)

Income (loss) before income taxes	5,071	(3,312)	7,016	(14,120)

Income taxes	844	1,217	977	1,510
Net income (loss)	$4,227	$(4,529)	$6,039	$(15,630)

Net income (loss) per share
Basic	$0.04	$(0.04)	$0.06	$(0.15)
Diluted	$0.04	$(0.04)	$0.06	$(0.15)

Shares used in computing basic and diluted net income (loss) per share
Basic weighted average common shares	106,097	104,170	106,017	104,143
Diluted weighted average common shares	108,911	104,170	109,723	104,143

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$37,857	$45,743
Accounts receivable, net	57,969	57,888
Inventories, net	124,273	109,653
Prepaid expenses and other current assets	11,177	15,346
Total current assets	231,276	228,630

Property, plant and equipment, net	38,106	38,594
Long-term restricted cash	116	107
Other assets	17,914	13,541
	$287,412	$280,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,904	$36,709
Accrued compensation	11,399	10,597
Warranty	4,131	2,556
Income taxes	650	—
Deferred revenue	10,933	13,859
Other current liabilities	4,518	4,408
Total current liabilities	62,535	68,129

Long-term deferred revenue	2,374	2,417
Other long-term liabilities	5,317	4,759
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock	—	—
Common stock	106	106
Additional paid-in capital	496,583	493,967
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(287,481)	(293,520)
Accumulated other comprehensive income	9,196	6,232
	217,186	205,567
	$287,412	$280,872

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,039	$(15,630)
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Depreciation and amortization	4,009	3,711
Taxes	16	—
Stock-based compensation expense	2,124	1,568
Provision for excess inventory	536	1,331
Changes in operating assets & liabilities:
Accounts receivable	571	(16,011)
Inventories	(13,894)	13,844
Prepaid expenses and other current assets	4,442	(5,051)
Accounts payable & other current liabilities	(3,618)	11,502
Deferred revenue	(2,989)	5,366
Income taxes	629	(110)
Other assets and liabilities	(5,920)	1,673
Net cash provided by (used for) operating activities	(8,055)	2,193
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(1,231)	(480)
(Increase) decrease in restricted cash	(9)	3,116
Net cash provided by (used for) investing activities	(1,240)	2,636
Cash flows from financing activities:
Financing fees and other expenses	(194)	(514)
Proceeds from exercise of stock options	239	55
Proceeds from Employee Stock Purchase Plan	275	206
Net cash provided by (used for) financing activities	320	(253)
Effect of exchange rate changes on cash	1,089	(1,710)
Net increase (decrease) in cash and cash equivalents	(7,886)	2,866
Cash and cash equivalents at beginning of period	45,743	45,020
Cash and cash equivalents at end of period	$37,857	$47,886

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

The Company recognized stock-based compensation expense of $0.9 million and $2.1 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense of $0.8 million and $1.6 million, respectively. These amounts include compensation expense related to restricted stock units, restricted stock, non-qualified stock options and stock expected to be issued under the ESPP.  Included in stock-based compensation expense for the six months ended June 30, 2011 was $0.3 million related to the accelerated vesting of certain options of a former executive of the Company who retired effective March 31, 2011.

Note 3. Net Income (Loss) Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include incremental common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company had net losses for the three and six months period ended June 30, 2010, any potentially diluted common shares related to outstanding stock options, restricted stock, restricted stock units and convertible debt have been excluded from the calculation of net loss per share for that period because the effect would be anti-dilutive.

The components of net income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)

Income (loss)	$4,227	$(4,529)	$6,039	$(15,630)
Weighted average common shares outstanding used in computing basic net income (loss) per share	106,097	104,170	106,017	104,143
Incremental shares	2,814	—	3,706	—

Weighted average common shares outstanding used in computing diluted net income (loss) per share	108,911	104,170	109,723	104,143
Net income (loss) per share:
Basic	$0.04	$(0.04)	$0.06	$(0.15)
Diluted	$0.04	$(0.04)	$0.06	$(0.15)

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$4,227	$(4,529)	$6,039	$(15,630)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,639	(3,336)	2,964	(4,103)
	$5,866	$(7,865)	$9,003	$(19,733)

Note 5. Inventories

The components of inventories are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$83,430	$74,596
Work in process	35,018	29,848
Finished goods (completed systems)	5,825	5,209
	$124,273	$109,653

When recorded, reserves reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventories may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including forecasted sales or usage, estimated product end- of- life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of June 30, 2011 and December 31, 2010, inventory is stated net of inventory reserves of $27.7 million and $27.5 million, respectively.

Note 6. Product Warranty

The Company generally offers a one year warranty for all of its products, the terms and conditions of which vary depending upon the product sold. For all systems sold, the Company accrues a liability for the estimated cost of standard warranty at the time of system shipment and defers the portion of systems revenue attributable to the fair value of non-standard warranty.  Costs for non-standard warranty are expensed as incurred. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

Changes in the Company’s product warranty liability are as follows:

	Six months ended June 30,
	2011	2010
	(in thousands)
Balance at December 31	$2,713	$726
Warranties issued during the period	2,711	1,229
Settlements made during the period	(2,214)	(919)
Changes in estimate of liability for pre-existing warranties during the period	1,149	11
Balance at June 30	$4,359	$1,047
Amount classified as current	$4,131	$974
Amount classified as long-term	228	73
Total Warranty Liability	$4,359	$1,047

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

At June 30, 2011, the Company’s borrowing capacity under the amended credit facility was $28.4 million and the Company was compliant with all covenants of the loan agreement.

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

Note 9. Significant Customers

For the three months ended June 30, 2011, three customers each accounted for approximately 19.2%, 13.0% and 11.4% of revenue.  For the six months ended June 30, 2011, three customers each accounted for approximately 19.2%, 13.0% and 13.0% of revenue.  For the three months ended June 30, 2010, one customer accounted for approximately 16.8% of revenue.  For the six months ended June 30, 2010, two customers each accounted for approximately 12.9% and 11.2% of revenue.

At June 30, 2011, three customers accounted for 14.9%, 12.8% and 10.1% of consolidated accounts receivable. At June 30, 2010, one customer accounted for 17.1% of consolidated accounts receivable.

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

Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes (a) the greater of (i) the relative selling price of the installation or (ii) the portion or the sales price that will not be received until the installation is completed (the “retention”). The selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately. The selling price of all other elements (extended warranty for support, spare parts, and labor) is based upon the price charged when these elements are sold separately, or VSOE.

Product revenue for systems which have demonstrated market acceptance is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time formal acceptance is received from the customer or, for certain customers, when both the formal acceptance and retention payment have been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

We generally recognize product revenue for systems which have demonstrated market acceptance at the time of shipment because the customer’s post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. While some customers accept Axcelis’ standard specifications, the majority of Axcelis’ systems are designed and tailored to meet the customer’s specifications, as outlined in the contract between the customer and Axcelis. To ensure that the customer’s specifications are satisfied, some customers request that new systems be tested at Axcelis’ facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer’s production environment and the customer’s criteria are confirmed to have been met. We believe the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Note 12.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does it affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for us for fiscal years and interim periods within those years beginning January 1, 2012. As this update only requires enhanced disclosure, the adoption of this update will not impact our financial position or results of operations.

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

During 2010, the market for our products steadily improved and we gained market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx).  In 2011, we expect this market traction to continue. We also expect to gain market share with our dry strip product (Integra). As compared to 2010, the Company’s 2011 plan provides for improvement in revenue, generating positive operating cash flow and reduction in working capital.  In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating expense levels to the changing business conditions and provide sufficient liquidity to support operations.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Product	90.3%	87.1%	91.6%	85.3%
Service	9.7	12.9	8.4	14.7
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Product	56.6	57.9	58.8	60.0
Service	6.8	8.0	6.2	9.2
Total cost of revenue	63.4	65.9	65.0	69.2

Gross profit	36.6	34.1	35.0	30.8

Operating expenses
Research and development	12.7	16.3	12.7	17.4
Sales and marketing	8.2	11.3	8.3	12.4
General and administrative	9.0	12.8	9.4	14.2
Total operating expenses	29.9	40.4	30.4	44.0

Income (loss) from operations	6.7	(6.3)	4.6	(13.2)

Other income (expense)
Interest income	0.0	0.0	0.0	0.1
Interest expense	0.0	0.0	0.0	0.0
Other, net	(1.3)	0.6	(0.9)	(0.1)
Total other income (expense)	(1.3)	0.6	(0.9)	0.0

Income (loss) before income taxes	5.4	(5.7)	3.7	(13.2)
Income taxes	0.9	2.1	0.5	1.4
Net income (loss)	4.5%	(7.8)%	3.2%	(14.6)%

Three and six months ended June 30, 2011 in comparison to the three and six months ended June 30, 2010

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $84.3 million, or 90.3% of revenue, for the three months ended June 30, 2011, compared with $50.7 million, or 87.1% of revenue for the three months ended June 30, 2010. Product revenue was $170.9 million, or 91.6% of revenue for the six months ended June 30, 2011, compared with $91.0 million, or 85.3% of revenue for the six months ended June 30, 2010. System sales were $53.7 million, or 57.5% of revenue, for the three months ended June 30, 2011, compared with $22.1 million, or 38.0% of revenue for the three months ended June 30, 2010. System sales were $108.5 million, or 58.2% of revenue, for the six months ended June 30, 2011, compared with $38.2 million, or 35.8% of revenue, for the six months ended June 30, 2010. The increase in product revenue in the three and six month period ended June 30, 2011 is attributable to the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers. In addition, we also believe we are gaining market traction with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx), as customers are showing a higher acceptance for our technology.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2011 and 2010 was $13.3 million and $11.0 million, respectively. The increase was mainly due to the increase in systems sales in 2011.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $9.0 million, or 9.7% of revenue, for the three months ended June 30, 2010, compared with $7.5 million, or 12.9% of revenue, for the three months ended June 30, 2010. Service revenue was $15.6 million, or 8.4% of revenue for the six months ended June 30, 2011, compared with $15.7 million, or 14.7% of revenue for the six months ended June 30, 2010. Service revenue is effected by the expansion of the installed base of off-warranty systems and can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities.

Ion Implant

Included in total revenue of $93.4 million for the three month period ended June 30, 2011 is revenue from sales of ion implantation products and service of $72.1 million, or 77.2% of total revenue, compared with $47.7 million, or 82.0% of total revenue, for the three months ended June 30, 2010. Revenue from sales of ion implantation products and service accounted for $136.7 million, or 73.3% of revenue, for the six months ended June 30, 2011, compared to $89.0 million, or 83.4% of revenue, in the six months ended June 30, 2010. The dollar increase was due to the factors discussed above for product revenue.

Aftermarket

The Company’s product revenue includes sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $93.4 million is revenue from our aftermarket business of $39.7 million for the three months ended June 30, 2011, compared to $36.1 million for the three months ended June 30, 2010. The revenue from our aftermarket business was $78.0 million for the six months ended June 30, 2011, compared to $68.5 million for the six months ended June 30, 2010. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service. The increase of $3.6 million and $9.5 million in aftermarket revenue for the three months and six months ended June 30, 2011, compared to the comparable periods in 2010, was primarily due to a 12.7% and 18.4% increase in spare parts and upgrade revenue which is directly related to higher tool utilization at our customers’ fabrication facilities and increased upgrade installations which allow our customers to maximize the technological and throughput capabilities of our tools.

Gross Profit

Product

Gross profit from product revenue was 37.3% for the three months ended June 30, 2011, compared to 33.5% for the three months ended June 30, 2010. The increase in gross profit of 3.8% was attributable to higher systems sales volume and the related favorable absorption of fixed overhead costs (18.9%), a lower provision for excess inventory (0.3%) offset by a lower mix of parts and upgrades revenue at lower margins (15.4%).

Gross profit from product revenue was 35.8% for the six months ended June 30, 2011, compared to 29.6% for the six months ended June 30, 2010. The increase in gross profit of 6.2% is attributable to higher systems sales volume and the related favorable absorption of fixed overhead costs (21.2%), a lower provision for excess inventory (0.5%) offset by a lower mix of parts and upgrades revenue at lower margins (15.5%).

Service

Gross profit from service revenue was 29.9% for the three months ended June 30, 2011, compared to 38.2% for the three months ended June 30, 2010. Gross profit from service revenue was 26.0% for the six months ended June 30, 2011, compared to 37.6% for the six months ended June 30, 2010. The decrease in gross profit in both periods was attributable to higher fixed service costs and changes in the mix and timing of service contracts.

Research and Development

Research and development expense was $11.8 million in the three months ended June 30, 2011, an increase of $2.3 million, or 24.2%, compared with $9.5 million in the three months ended June 30, 2010. The increase was due to increased payroll costs ($1.1 million) due to increased headcount to support new product development activities, increased project materials and consultants expense ($0.8 million) and increased asset amortization and depreciation costs for assets used as demonstration and/or test systems  ($0.4 million). Research and development expense was $23.6 million for the six months ended June 30, 2011, an increase of $5.0 million or 26.9%, compared with $18.6 million for the six months ended June 30, 2010.  The increase was comprised of increased payroll costs ($2.5 million), increased project materials and consultants expense ($2.0 million), and increased development asset amortization and depreciation costs ($0.5 million), substantially all of which are attributable to new product development activities.

Sales and Marketing

Sales and marketing expense was $7.7 million in the three months ended June 30, 2011, an increase of $1.1 million, or 16.7%, compared with $6.6 million for the three months ended June 30, 2010. The increase was primarily due to increased payroll costs due to the increased sales volume experienced by the Company during the quarter ($0.8 million), increased commission costs ($0.1 million), increased travel costs ($0.2 million), and increased freight costs ($0.2 million) and decreased supplies and marketing services expenses ($0.2 million) all of which are attributable to increased product shipments as a result of improved industry conditions.   Sales and marketing expense was $15.5 million for the six months ended June 30, 2011, an increase of $2.3 million, or 17.4%, compared with $13.2 million for the six months ended June 30, 2011.  The increase was primarily due to increased payroll costs  ($1.5 million) due to the increased sales volume and increased customer acceptance of our products experienced by the Company during the year, increased commission costs ($0.6 million), increased travel costs of ($0.3 million), increased freight costs ($0.4 million), and decreased supplies and marketing services expense ($0.5 million).

General and Administrative

General and administrative expense was $8.4 million for the three months ended June 30, 2011, an increase of $0.9 million or 12.0%, compared with $7.5 million in the three months ended June 30, 2010. The increase was due to increased compensation expense due to increased incentive compensation accruals and higher headcount ($0.9 million). General and administrative expense was $17.5 million for the six months ended June 30, 2011, an increase of $2.3 million, or 15.1%, compared with $15.2 million in the six months ended June 30, 2010.  The increase was due to increased compensation expense due to increased incentive compensation expense and higher headcount ($2.0 million) and separation costs associated with the retirement of a former executive of the Company ($0.3 million).

Other Income (Expense)

Other expense was $1.1 million for the three months ended June 30, 2011 compared with other income of $0.4 million for the three months ended June 30, 2010.  Other expense for 2011 primarily consisted of foreign exchange losses whereas in 2010 the Company incurred foreign exchange gains as a result of U.S. dollar currency fluctuations against the local currencies of certain of the countries in which we operate.

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

During the six months ended June 30, 2011, $8.1 million of cash was used, in line with the Company’s 2011 plan, to support operating activities, including increased levels of inventories in anticipation of future system sales.  The Company expects to generate cash in the third quarter, primarily due to the cash conversion of working capital items, primarily accounts receivable.  Cash and cash equivalents at June 30, 2011 were $37.9 million, compared to $45.7 million at December 31, 2010. The Company’s 2011 plan provides for improvement in revenue, generating positive operating cash flow and reduction in working capital as compared to 2010.  In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

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

At June 30, 2011 the Company’s borrowing capacity under the amended credit facility was $28.4 million and the Company was compliant with all covenants of the loan agreement.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2011 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2011, there have been no material changes to the information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of June 30, 2011, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2010.

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

10.1

Second Amended and Restated Loan and Security Agreement dated as of April 25, 2011 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 6, 2011.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August X, 2011. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August X, 2011. Filed herewith.
32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August X, 2011. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August X, 2011. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Exhibit 101 includes:

	101.INS	XBRL Instance Document. Filed herewith.
	101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
	101.DEF	XBRL Taxonomy Definition Linkbase Document. Filed herewith.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document. Filed herewith.
	101.LAB	XBRL Taxonomy Label Linkbase Document. Filed herewith.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document. Filed herewith.

Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 nor “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: August 5, 2011	By:	/s/ JAY ZAGER

Jay Zager Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer