Form 10-Q
period 2011-09-30
AXCELIS TECHNOLOGIES INC
filed 2011-11-04
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011 there were 106,475,496 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Product	$64,350	$66,162	$235,287	$157,133
Service	8,105	8,944	23,718	24,676
	72,455	75,106	259,005	181,809
Cost of revenue
Product	40,055	47,848	149,833	111,858
Service	5,505	5,788	17,058	15,606
	45,560	53,636	166,891	127,464

Gross profit	26,895	21,470	92,114	54,345

Operating expenses
Research and development	11,389	9,872	35,036	28,482
Sales and marketing	7,237	7,151	22,731	20,361
General and administrative	8,458	7,885	25,929	23,049
	27,084	24,908	83,696	71,892

Income (loss) from operations	(189)	(3,438)	8,418	(17,547)

Other income (expense)
Interest income	7	15	24	69
Other, net	1,563	(1,996)	(45)	(2,061)
	1,570	(1,981)	(21)	(1,992)

Income (loss) before income taxes	1,381	(5,419)	8,397	(19,539)

Income taxes	230	854	1,207	2,364

Net income (loss)	$1,151	$(6,273)	$7,190	$(21,903)

Net income (loss) per share
Basic	$0.01	$(0.06)	0.07	$(0.21)
Diluted	$0.01	$(0.06)	$0.07	$(0.21)

Shares used in computing basic and diluted net income (loss) per share
Basic weighted average common shares	106,417	104,628	106,152	104,307
Diluted weighted average common shares	108,192	104,628	109,452	104,307

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$44,413	$45,743
Accounts receivable, net	39,881	57,888
Inventories, net	121,916	109,653
Prepaid expenses and other current assets	9,392	15,346
Total current assets	215,602	228,630

Property, plant and equipment, net	37,896	38,594
Long-term restricted cash	107	107
Other assets	19,064	13,541
	$272,669	$280,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,703	$36,709
Accrued compensation	13,191	10,597
Warranty	3,639	2,556
Income taxes	777	—
Deferred revenue	9,857	13,859
Other current liabilities	4,456	4,408
Total current liabilities	49,623	68,129

Long-term deferred revenue	2,087	2,417
Other long-term liabilities	5,190	4,759

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock	—	—
Common stock	107	106
Additional paid-in capital	498,012	493,967
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(286,330)	(293,520)
Accumulated other comprehensive income	5,198	6,232
	215,769	205,567
	$272,669	$280,872

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,190	$(21,903)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	6,180	5,367
Taxes	75	—
Stock-based compensation expense	3,644	2,953
Provision for excess inventory	661	1,734
Changes in operating assets & liabilities
Accounts receivable	17,994	(21,890)
Inventories	(13,384)	9,282
Prepaid expenses and other current assets	5,910	(2,747)
Accounts payable & other current liabilities	(15,237)	20,386
Deferred revenue	(4,339)	5,852
Income taxes	798	201
Other assets and liabilities	(8,640)	2,357
Net cash provided by operating activities	852	1,592
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(1,950)	(761)
Decrease in restricted cash	—	3,421
Net cash provided by (used for) investing activities	(1,950)	2,660
Cash flows from financing activities:
Financing fees and other expenses	(199)	(523)
Proceeds from exercise of stock options	272	104
Proceeds from Employee Stock Purchase Plan	275	206
Net cash provided by (used for) financing activities	348	(213)
Effect of exchange rate changes on cash	(580)	57
Net increase (decrease) in cash and cash equivalents	(1,330)	4,096
Cash and cash equivalents at beginning of period	45,743	45,020
Cash and cash equivalents at end of period	$44,413	$49,116

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

The Company recognized stock-based compensation expense of $1.5 million and $3.6 million for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $1.4 million and $3.0 million, respectively.  These amounts include the impact of recognizing compensation expense related to restricted stock units, non-qualified stock options and stock issued under the ESPP. Included in stock-based compensation expense for the nine months ended September 30, 2011 was $0.3 million related to the accelerated vesting of certain options of a former executive of the Company who retired effective March 31, 2011.

Note 3.  Net Income (Loss) Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include incremental common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company had net losses for the three and nine months period ended September 30, 2010, any potentially diluted common shares related to outstanding stock options, restricted stock, restricted stock units and convertible debt have been excluded from the calculation of net loss per share for that period because the effect would be anti-dilutive.

The components of net income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)

Income (loss)	$1,151	$(6,273)	$7,190	$(21,903)
Weighted average common shares outstanding used in computing basic net income (loss) per share	106,417	104,628	106,152	104,307
Incremental shares	1,775	—	3,300	—

Weighted average common shares outstanding used in computing diluted net income (loss) per share	108,192	104,628	109,452	104,307
Net income (loss) per share:
Basic	$0.01	$(0.06)	$0.07	$(0.21)
Diluted	$0.01	$(0.06)	$0.07	$(0.21)

Note 4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Net income (loss)	$1,151	$(6,273)	$7,190	$(21,903)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,999)	4,124	(1,034)	21
	$(2,848)	$(2,149)	$6,156	$(21,882)

Note 5.  Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$82,416	$74,596
Work in process	34,084	29,848
Finished goods (completed systems)	5,416	5,209
	$121,916	$109,653

When recorded, reserves reduce the carrying value of inventories to their net realizable value.  The Company establishes inventory reserves when conditions exist that indicate inventories may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions.  The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including: forecasted sales or usage, estimated product- end- of- life dates, estimated current and future market value and new product introductions.  Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of September 30, 2011 and December 31, 2010, inventory is stated net of inventory reserves of $26.7 million and $27.5 million, respectively.

Note 6.  Product Warranty

The Company generally offers a one year warranty for all of its systems, the terms and conditions of which vary depending upon the product sold. For all systems sold, the Company accrues a liability for the estimated cost of standard warranty at the time of system shipment and defers the portion of systems revenue attributable to the fair value of non-standard warranty.  Costs for non-standard warranty are expensed as incurred. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary.

Changes in the Company’s product warranty liability are as follows:

	Nine months ended
	September 30,
	2011	2010
	(in thousands)
Balance at December 31	$2,713	$726
Warranties issued during the period	3,910	2,242
Settlements made during the period	(4,179)	(1,356)
Changes in estimate of liability for pre-existing warranties during the period	1,385	185
Balance at September 30	$3,829	$1,797
Amount classified as current	$3,639	$1,629
Amount classified as long-term	190	168
Total warranty liability	$3,829	$1,797

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

At September 30, 2011, the Company’s available borrowing capacity under the amended credit facility was $24.9 million and the Company was compliant with all covenants of the loan agreement.

Note 8.  Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions. Accordingly, the effective income tax rate is not meaningful.

Note 9.  Significant Customers

For the three months ended September 30, 2011, three customers accounted for approximately 14.4%, 13.9% and 10.4% of revenue. For the nine months ended September 30, 2011, three customers accounted for 17.9%, 11.4% and 10.4% of revenue. For the three months ended September 30, 2010, one customer accounted for approximately 17.9% of revenue.  For the nine months ended September 30, 2010, one customer accounted for 14.9% of revenue.

At September 30, 2011, three customers accounted for 15.3%, 14.1% and 10.4% of consolidated accounts receivable. At September 30, 2010, three customers accounted for 13.8%, 12.4% and 11.1% of consolidated accounts receivable.

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

The impact of adopting this amended guidance on the Company’s results of operations has been limited to transactions involving the sale of systems. ASU No. 2009-13 amended the previous guidance for multiple-element arrangements.  Pursuant to the amended guidance in ASU 2009-13, the Company’s system revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer. If the criteria are met, then the consideration received is allocated among the separate units based on their relative selling price, and the revenue is recognized separately for each of the separate units.

The Company determines selling price for each unit of accounting (element) using vendor specific objective evidence (VSOE) or third-party evidence (TPE), if they exist, otherwise, the Company uses best estimated selling price (BESP). The Company generally expects that it will not be able to establish TPE due to the nature of its products, and, as such, the Company typically will determine selling price using VSOE or BESP.

Where required, the Company determines BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.

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

The Company generally recognizes product revenue for systems which have demonstrated market acceptance at the time of shipment because the customer’s post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. While some customers accept Axcelis’ standard specifications, the majority of Axcelis’ systems are designed and tailored to meet the customer’s specifications, as outlined in the contract between the customer and Axcelis. To ensure that the customer’s specifications are satisfied, some customers request that new systems be tested at Axcelis’ facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer’s production environment and the customer’s criteria are confirmed to have been met.  The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

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

Note 12.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does it affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for us for fiscal years (and interim periods within those years) beginning on or after January 1, 2012. As this update only requires enhanced disclosure, the adoption of this update will not impact our financial position or results of operations.

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

During the three month period ending September 30, 2011, deterioration within the industry environment has decreased our revenues as compared with the prior quarter. Although future market conditions are difficult to predict, we expect revenue to continue to decline in the quarter ending December 31, 2011.  Prior to these changing dynamics, during 2010, the market for our products steadily improved and we gained market share with our single wafer ion implant systems for high current and high energy applications (the Optima HDx and Optima XEx).  In 2011, we continue to penetrate new customers with our Optima implant products, which we expect will lead to additional future sales. We expect to gain market share in 2011 with our Integra dry strip products.  In the event that the industry conditions cause the demand for Axcelis’ products to decline in future periods, we believe we can align manufacturing and operating expense levels to the changing business conditions and provide sufficient liquidity to support operations.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Product	88.8%	88.1%	90.8%	86.4%
Service	11.2	11.9	9.2	13.6
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Product	55.3	63.7	57.8	61.5
Service	7.6	7.7	6.6	8.6
Total cost of revenue	62.9	71.4	64.4	70.1

Gross profit	37.1	28.6	35.6	29.9

Operating expenses
Research and development	15.7	13.2	13.5	15.6
Sales and marketing	10.0	9.5	8.8	11.2
General and administrative	11.7	10.5	10.0	12.7
Total operating expenses	37.4	33.2	32.3	39.5

Income (loss) from operations	(0.3)	(4.6)	3.3	(9.6)

Other income (expense)
Interest income	0.0	0.0	0.0	0.0
Other, net	2.2	(2.6)	0.0	(1.1)
Total other income (expense)	2.2	(2.6)	0.0	(1.1)

Income (loss) before income taxes	1.9	(7.2)	3.3	(10.7)
Income taxes	0.3	1.2	0.5	1.3
Net income (loss)	1.6%	(8.4)%	2.8%	(12.0)%

Three and nine months ended September 30, 2011 in comparison to the three and nine months ended September 30, 2010

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $64.4 million, or 88.8% of revenue, for the three months ended September 30, 2011, compared with $66.2 million, or 88.1% of revenue for the three months ended September 30, 2010. Product revenue was $235.3 million, or 90.8% of revenue for the nine months ended September 30, 2011, compared with $157.1 million, or 86.4% of revenue for the nine months ended September 30, 2010.  System sales were $35.1 million, or 48.5% of revenue, for the three months ended September 30, 2011, compared with $39.1 million, or 52.1% of revenue, for the three months ended September 30, 2010.  System sales were $143.7 million, or 55.5% of revenue, for the nine months ended September 30, 2011, compared with $77.3 million, or 42.5% of revenue, for the nine months ended September 30, 2010.  The decrease in product revenue in the three month period ended September 30, 2011 is attributable to the weakening of the semiconductor market and a related delay in capital spending by semiconductor manufacturers, following stronger quarters at the beginning of 2011, as reflected in the nine-month year over year comparisons.  Despite this market slowdown, we believe we are gaining traction with our single wafer ion implant systems and with our dry strip products.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2011 and 2010 was $11.9 million and $11.5 million, respectively.  The slight increase was mainly due to the increase in systems sales in 2011.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $8.1 million, or 11.2% of revenue, for the three months ended September 30, 2011, compared with $8.9 million, or 11.9% of revenue, for the three months ended September 30, 2010.  Service revenue was $23.7 million, or 9.2% of revenue for the nine months ended September 30, 2011, compared with $24.7 million, or 13.6% of revenue for the nine months ended September 30, 2010.  Service revenue is affected by the expansion of the installed base of off-warranty systems and can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities.

Ion Implant

Included in total revenue of $72.5 million for the three month period ended September 30, 2011, is revenue from sales of ion implantation products and service of $51.1 million, or 70.5% of total revenue, compared with $64.2 million, or 85.5% of total revenue, for the three months ended September 30, 2010.  The dollar decrease was due to the factors discussed above for product revenue.  Revenue from sales of ion implantation products and service accounted for $187.8 million, or 72.5% of revenue, for the nine months ended September 30, 2011, compared to $153.2 million, or 84.3% of revenue, in the nine months ended September 30, 2010.  The dollar increase was due to the factors discussed above for product revenue.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems.  We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business.  Included in total revenue of $72.5 million is revenue from our aftermarket business of $37.3 million for the three months ended September 30, 2011, compared to $36.0 million for the three months ended September 30, 2010.  The revenue from our aftermarket business was $115.4 million for the nine months ended September 30, 2011, compared to $104.5 million for the nine months ended September 30, 2010.  Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.

Gross Profit

Product

Gross profit from product revenue was 37.8% for the three months ended September 30, 2011, compared to gross profit of 27.7% for the three months ended September 30, 2010.  The increase in gross profit of 10.1% is attributable to lower revenue deferrals and favorable absorption of fixed overhead costs which accounted for 7.9%, a higher mix of a parts and upgrade revenue which accounted for 1.8% and a lower provision for excess inventory which accounted for 0.4%.  Gross profit from product revenue was 36.3% for the nine months ended September 30, 2011, compared with 28.8% for the nine months ended September 30, 2010.  The increase in gross profit of 7.5% is attributable to higher systems sales volume and the related favorable absorption of fixed overhead costs which accounted for 16.0% and a lower provision for excess inventory which accounted for 0.5%, offset by a lower mix of parts and upgrade revenue at lower margins which reduced gross profit by 9.0%.

Service

Gross profit from service revenue was 32.1% for the three months ended September 30, 2011, compared to 35.3% for the three months ended September 30, 2010.  Gross profit from service revenue was 28.1% for the nine months ended September 30, 2011, compared to 36.8% for the nine months ended September 30, 2010.  The decrease in gross profit for the three and nine months ended September 30, 2011, is attributable to lower volumes, higher fixed service costs and changes in the mix and timing of service contracts.

Research and Development

Research and development expense was $11.4 million in the three months ended September 30, 2011, an increase of $1.5 million, or 15.2%, compared with $9.9 million in the three months ended September 30, 2010. The increase was due to increased payroll costs ($0.6 million) due to increased headcount to support new product development activities, increased project materials and consultants expense ($0.4 million) and increased asset amortization and depreciation costs for assets used as demonstration and/or test systems  ($0.5 million). Research and development expense was $35.0 million for the nine months ended September 30, 2011, an increase of $6.5 million or 22.8%, compared with $28.5 million for the nine months ended September 30, 2010.  The increase was comprised of increased payroll costs ($3.1 million), increased project materials and consultants expense ($2.4 million), and increased development asset amortization and depreciation costs ($1.0 million), substantially all of which are attributable to new product development activities.

Sales and Marketing

Sales and marketing expense was $7.2 million for the three months ended September 30, 2011, equal to the spending in the three months ended September 30, 2010.  Sales and marketing expense was $22.7 million for the nine months ended September 30, 2011, an increase of $2.3 million, or 11.3%, compared with $20.4 million for the nine months ended September 30, 2011.  The increase was primarily due to increased payroll costs ($2.1 million) due to the increased sales volume of our products experienced by the Company during the year, increased commission costs ($0.8 million), increased travel costs of ($0.3 million), increased freight costs ($0.5 million), and decreased supplies and marketing services expense ($1.4 million).

General and Administrative

General and administrative expense was $8.5 million for the three months ended September 30, 2011, an increase of $0.6 million or 7.6%, compared with $7.9 million in the three months ended September 30, 2010. The increase was due to increased compensation expense due to increased incentive compensation accruals and higher headcount ($1.0 million) and decreased professional services ($0.4 million). General and administrative expense was $25.9 million for the nine months ended September 30, 2011, an increase of $2.9 million, or 12.6%, compared with $23.0 million in the nine months ended September 30, 2010.  The increase was due to increased compensation expense due to increased incentive compensation expense and higher headcount ($3.0 million) and separation costs associated with the retirement of a former executive of the Company ($0.3 million) and decreased professional services ($0.4 million).

Other Income (Expense)

Other income was $1.6 million for the three months ended September 30, 2011 compared with other expense of $2.0 million for the three months ended September 30, 2010.  Other income (expense) for the three months ended September 30, 2011 primarily consisted of foreign exchange gains compared to foreign exchange losses in 2010, as a result of U.S. dollar currency fluctuations against the local currencies of certain of the countries in which we operate.

For the three and nine months ended September 30, 2011 the Company incurred $1.8 million and $0.7 million of foreign exchange gains.  For the three and nine months ended September 30, 2010 the Company incurred $1.5 million and $0.9 million of foreign exchange losses.

Income Taxes

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European tax jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for losses in the United States and certain European tax jurisdictions. Accordingly, our effective income tax rate is not meaningful.

Liquidity and Capital Resources

We believe that based on our current market, revenue and expense forecasts, our existing cash and cash equivalents, and available credit will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. The Company is also exploring a sale - leaseback transaction of our Beverly, MA facility which would further strengthen our cash position. Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of acceptance of our Optima and Integra product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry.

During the nine months ended September 30, 2011, $0.9 million of cash was generated to support operating activities, including increased levels of inventories in anticipation of future system sales.  Cash and cash equivalents at September 30, 2011 were $44.4 million, compared to $45.7 million at December 31, 2010. In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

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

At September 30, 2011 the Company’s available borrowing capacity under the amended credit facility was $24.9 million and the Company was compliant with all covenants of the loan agreement.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2011 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2011, there have been no material changes to the information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of September 30, 2011, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2010.

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

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 4, 2011. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 4, 2011. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 4, 2011. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 4, 2011. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

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

AXCELIS TECHNOLOGIES, INC.

/S/ JAY ZAGER

DATED: November 4, 2011	By:	Jay Zager
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer