Form 10-Q
period 2012-03-31
AXCELIS TECHNOLOGIES INC
filed 2012-05-04
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012 there were 107,618,138 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Axcelis Technologies, Inc.
Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue
Product	$47,538	$86,603
Service	7,468	6,567
Total revenue	55,006	93,170

Cost of revenue
Product	29,284	56,873
Service	5,186	5,216
Total cost of revenue	34,470	62,089

Gross profit	20,536	31,081

Operating expenses
Research and development	11,669	11,818
Sales and marketing	6,583	7,819
General and administrative	7,799	9,055
Restructuring charges	2,881	—
Total operating expenses	28,932	28,692

Income (loss) from operations	(8,396)	2,389

Other income (expense)
Interest income	9	6
Other, net	(924)	(450)
Total other expense	(915)	(444)

Income (loss) before income taxes	(9,311)	1,945

Income taxes	717	133

Net income (loss)	$(10,028)	$1,812

Net income (loss) per share
Basic and diluted net income (loss) per share	$(0.09)	$0.02

Shares used in computing basic and diluted net income (loss) per share
Basic weighted average common shares	107,067	105,936
Diluted weighted average common shares	107,067	110,791

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011

Net income (loss)	$(10,028)	$1,812
Other comprehensive income:
Foreign currency translation adjustments	56	1,325
Comprehensive income (loss)	$(9,972)	$3,137

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$37,218	$46,877
Accounts receivable, net	30,464	35,071
Inventories, net	128,719	120,023
Prepaid expenses and other current assets	10,532	10,062
Total current assets	206,933	212,033

Property, plant and equipment, net	36,507	37,204
Long-term restricted cash	107	104
Other assets	12,263	19,904
Total assets	$255,810	$269,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,861	$19,551
Accrued compensation	9,087	8,285
Warranty	3,110	3,556
Income taxes	576	495
Deferred revenue	7,216	10,786
Other current liabilities	4,298	4,799
Total current liabilities	42,148	47,472

Long-term deferred revenue	1,241	1,488
Other long-term liabilities	6,000	5,730
Total liabilities	49,389	54,690

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock	—	—
Common stock	108	107
Additional paid-in capital	501,169	499,332
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(298,471)	(288,443)
Accumulated other comprehensive income	4,833	4,777
Total stockholders’ equity	206,421	214,555
Total liabilities and stockholders’ equity	$255,810	$269,245

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(10,028)	$1,812
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Depreciation and amortization	1,896	1,882
Deferred taxes	378	33
Stock-based compensation expense	1,082	1,222
Provision for excess inventory	248	246
Changes in operating assets & liabilities:
Accounts receivable	4,810	8,245
Inventories	(8,277)	(13,350)
Prepaid expenses and other current assets	(385)	4,404
Accounts payable & other current liabilities	(2,162)	3,168
Deferred revenue	(3,818)	(2,996)
Income taxes	76	3
Other assets and liabilities	6,483	(5,875)
Net cash used for operating activities	(9,697)	(1,206)
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(141)	(610)
Increase in restricted cash	(3)	(6)
Net cash used for investing activities	(144)	(616)
Cash flows from financing activities:
Proceeds from exercise of stock options	802	197
Proceeds from Employee Stock Purchase Plan	175	239
Net cash provided by financing activities	977	436
Effect of exchange rate changes on cash	(795)	425
Net decrease in cash and cash equivalents	(9,659)	(961)
Cash and cash equivalents at beginning of period	46,877	45,743
Cash and cash equivalents at end of period	$37,218	$44,782

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

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan (the “2000 Plan”), a stock award and incentive plan which permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan. The 2000 Plan and the ESPP are more fully described in Note 12 to the consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $1.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock expected to be issued under the ESPP.

Note 3. Net Income (Loss) Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include incremental common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company had net losses for the three-month period ended March 31, 2012, any potentially diluted common shares related to outstanding stock options and restricted stock units have been excluded from the calculation of net loss per share for that period because the effect would be anti-dilutive.

	Three months ended March 31,
	2012	2011
	(in thousands, except per share data)

Income (loss)	$(10,028)	$1,812

Weighted average common shares outstanding used in computing basic net income (loss) per share	107,067	105,936
Incremental shares	—	4,855

Weighted average common shares outstanding used in computing diluted net income (loss) per share	107,067	110,791
Net income (loss) per share:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

Note 4. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)

Raw materials	$86,561	$85,829
Work in process	27,401	25,639
Finished goods (completed systems)	14,757	8,555
	$128,719	$120,023

When recorded, reserves reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventories may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including: forecasted sales or usage, estimated product end- of- life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of March 31, 2012 and December 31, 2011, inventories are stated net of inventory reserves of $23.8 million and $22.8 million, respectively.

Note 5. Restructuring Charges

In the three months ended March 31, 2012, the Company implemented a reduction in force related to planned actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force resulted in a total charge to restructuring expense of $2.9 million related to severance and related costs for the three months ended March 31, 2012.  Total expense related to this action is expected to be approximately $3.3 million, the remainder of which will be incurred in the second quarter of 2012. The accrual at March 31, 2012 of $1.0 million is expected to be paid in the periods extending through the remainder of 2012.

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, were as follows:

(in thousands)
Balance at December 31, 2011	$171
Severance and related costs	2,881
Cash payments	(1,724)
Noncash payments (accelerated vesting of certain stock options)	(279)
Balance at March 31, 2012	$1,049

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

Changes in the Company’s product warranty liability are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Balance at December 31	$3,697	$2,713
Warranties issued during the period	842	1,331
Settlements made during the period	(1,078)	(946)
Changes in estimate of liability for pre-existing warranties during the period	(225)	163
Balance at March 31	$3,236	$3,261
Amount classified as current	$3,110	$3,060
Amount classified as long-term	126	201
Total Warranty Liability	$3,236	$3,261

Note 7. Financial Arrangements

Bank Credit Facility

On April 25, 2011, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to $30 million, based primarily on accounts receivable. The facility has certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed.

 On March 5, 2012, the Company entered into a modification agreement relating to this facility which revised the covenants to set minimum quarterly ratios of current assets to current liabilities and minimum trailing six month adjusted net income to conform to the Company’s current forecasts.  The calculation of these covenants are set forth in the Amended and Restated Loan and Security Agreement dated as of April 25, 2011 filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011, as modified by the First Loan Modification Agreement dated as of December 27, 2011 filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 2011 and by the Second Loan Modification Agreement dated as of March 5, 2012 filed as Exhibit 10.1 to this Form 10-Q.

At March 31, 2012 the Company’s available borrowing capacity under the credit facility was $20.0 million and the Company was compliant with all covenants of the loan agreement.

Note 8. Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions. In the first quarter of 2012, the Company recorded a non-cash tax expense of $0.4 million related to a write-off of a deferred tax asset in one of its European jurisdictions.

Note 9. Significant Customers

For the three months ended March 31, 2012, two customers accounted for approximately 24.6% and 14.4% of consolidated revenue.  For the three months ended March 31, 2011, three customers accounted for approximately 19.2%, 14.6% and 12.2% of consolidated revenue.

At March 31, 2012, one customer accounted for 19.0% of consolidated accounts receivable.  At March 31, 2011, two customers accounted for 15.8% and 10.9% of consolidated accounts receivable.

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

Note 11.  New Accounting Guidance Recently Adopted — Comprehensive Income

Effective January 1, 2012 the Company adopted Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220).  This newly issued accounting standard requires the Company to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements.  As this update only required enhanced disclosure, the adoption of this update did not impact our financial position or results of operations.

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

The market for our products steadily improved during the first half of 2011, but during the second half of 2011, deterioration within the industry environment decreased our revenues as compared with the first half of the year. In addition, we had delays in key penetrations in the second half of 2011. These delays were a function of poor market conditions and prioritization of our product development activities. However, in 2011 we continued to penetrate new customers with our Optima implant products which we expect will lead to additional future sales. In 2011 we also gained market share with our Integra dry strip products. Weak industry conditions continued during the first quarter of 2012 resulting in a further decline in our revenues as compared with the prior quarter. Although future market conditions are difficult to predict, we anticipate our business will see growth and improving financial results in 2012.

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

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.
Consolidated Statements of Operations
Percentage of Revenue

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue
Product	86.4%	93.0%
Service	13.6	7.0
Total revenue	100.0	100.0

Cost of revenue
Product	53.2	61.0
Service	9.5	5.6
Total cost of revenue	62.7	66.6

Gross profit	37.3	33.4

Operating expenses
Research and development	21.2	12.7
Sales and marketing	12.0	8.4
General and administrative	14.2	9.7
Restructuring charges	5.2	—
Total operating expenses	52.6	30.8

Income (loss) from operations	(15.3)	2.6

Other income (expense)

Other, net	(1.6)	(0.5)
Total other expense	(1.6)	(0.5)

Income (loss) before income taxes	(16.9)	2.1
Income taxes	1.3	0.1
Net income (loss)	(18.2)%	2.0%

Three months ended March 31, 2012 in comparison to the three months ended March 31, 2011

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $47.5 million or 86.4% of revenue for the three months ended March 31, 2012, compared with $86.6 million, or 93.0% of revenue for the three months ended March 31, 2011. The decrease in product revenue in the three-month period ended March 31, 2012 is attributable to the weakening of the semiconductor market and a related decrease in capital spending by semiconductor manufacturers.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2012 and 2011 was $8.5 million and $13.3 million, respectively. The decrease was mainly due to the decline in systems sales during the second half of 2011 and the first quarter of 2012.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.5 million, or 13.6% of revenue for the three months ended March 31, 2012, compared with $6.6 million, or 7.0% of revenue, for the three months ended March 31, 2011. Service revenue is affected by the expansion of the installed base of off-warranty systems and can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities. The increase in service revenue for the three months ended March 31, 2012 compared to the comparable period one year ago was due to a higher service value component for supporting service contracts and time and material engagements.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Ion Implant

Included in total revenue of $55.0 million is revenue from sales of ion implantation products and service which accounted for $40.4 million, or 73.5% of total revenue in the three months ended March 31, 2012, compared with $64.4 million, or 69.3%, of total revenue for the three months ended March 31, 2011. The dollar decrease was due to the factors discussed above for product revenues.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $55.0 million is revenue from our aftermarket business of $32.1 million for the three months ended March 31, 2012, compared to $38.3 million for the three months ended March 31, 2011. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service. The decrease of $6.2 million in aftermarket revenue for the three months ended March 31, 2012 compared to March 31, 2011 was primarily due to a 21.1% decrease in spare parts and upgrade revenue which is directly related lower tool utilization at our customers’ fabrication facilities and decreased upgrade installations which allow our customers to maximize the technological and throughput capabilities of our tools.

Gross Profit

Product

Gross profit from product revenue was 38.4% for the three months ended March 31, 2012, compared to gross profit of 34.3% for the three months ended March 31, 2011. The increase in gross profit of 4.1 percentage points is due to a 10.1 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins, offset by lower systems sales volumes which reduced gross profit by 6.0 percentage points.

Service

Gross profit from service revenue was 30.6% for the three months ended March 31, 2012, compared to 20.6% for the three months ended March 31, 2011. The increase in gross profit is attributable to higher volumes and the favorable absorption of fixed service costs.

Research and Development

Research and development expense was $11.7 million in the three months ended March 31, 2012, a decrease of $0.1 million, or 0.8%, compared with $11.8 million in the three months ended March 31, 2011. The net decrease was due to slight increased payroll costs ($0.1 million) offset by decreased project material and consulting ($0.2 million).

Sales and Marketing

Sales and marketing expense was $6.6 million in the three months ended March 31, 2012, a decrease of $1.2 million, or 15.4%, compared with $7.8 million for the three months ended March 31, 2011. The decrease was due to decreased payroll costs ($0.5 million) and decreased commission expense ($0.6 million) due to lower systems sales volume.

General and Administrative

General and administrative expense was $7.8 million for the three months ended March 31, 2012, a decrease of $1.3 million, or 14.3%, compared with $9.1 million in the three months ended March 31, 2011. The decrease was due to lower compensation expense ($1.0 million), a majority of which was associated with the retirement of a former executive of the Company in March of 2011, and decreased other miscellaneous expenses ($0.3 million).

Restructuring Charges

In the three months ended March 31, 2012, the Company implemented a reduction in force related to planned actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force resulted in a total charge to restructuring expense of $2.9 million related to severance and related costs for the three months ended March 31, 2012.  Total expense related to this action is expected to be approximately $3.3 million, the remainder of which will be incurred in the second quarter of 2012.

Other Income (Expense)

Other income (expense) was $0.9 million for three months ended March 31, 2012 compared to $0.4 million for the three months ended March 31, 2011.  Other income (expense) for both periods primarily consisted of foreign exchange losses attributed to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate and bank fees associated with maintaining our credit facility.

Income Taxes

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European tax jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.  Additionally we do not recognize the tax benefit for losses in the United States and certain European tax jurisdictions. In the first quarter of 2012, we recorded a non-cash tax expense of $0.4 million related to a write-off of a deferred tax asset in one of our European jurisdictions.

Liquidity and Capital Resources

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements in the short and long-term. Our liquidity is affected by many factors. Some of these factors relate specifically to the operations of our business, for example, the rate of sale of our Optima and Integra products, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry.

During the three months ended March 31, 2012, $9.7 million of cash was used, in line with the Company’s 2012 plan, to support operating activities, including increased levels of inventories in anticipation of future period system sales.  Cash and cash equivalents at March 31, 2012 were $37.2 million, compared to $46.9 million at December 31, 2011.  In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

On April 25, 2011, the Company amended its existing revolving credit facility with a bank. The amended agreement provides for borrowings up to $30 million based primarily on accounts receivable. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed.

On March 5, 2012, the Company entered into a modification agreement relating to this facility which revised the covenants to set minimum quarterly ratios of current assets to current liabilities and minimum trailing six month adjusted net income to conform to the Company’s current forecasts.  The calculation of these covenants are set forth in the Amended and Restated Loan and Security Agreement dated as of April 25, 2011 filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011, as modified by the First Loan Modification Agreement dated as of December 27, 2011 filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 2011 and by the Second Loan Modification Agreement dated as of March 5, 2012 filed as Exhibit 10.1 to this Form 10-Q.

At March 31, 2012 the Company’s available borrowing capacity under the credit facility was $20.0 million and the Company was compliant with all covenants of the loan agreement.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2012 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2012, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of March 31, 2012, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

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

10.1	Second Loan Modification Agreement dated as of March 5, 2012 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Filed herewith.

10.2

Executive Retirement Agreement between the Company and Matthew P. Flynn, dated February 10, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed with the Commission on February 24, 2012.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 4, 2012. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 4, 2012. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 4, 2012. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 4, 2012. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

AXCELIS TECHNOLOGIES, INC.
DATED: May 4, 2012	By:	/s/ JAY ZAGER

Jay Zager
Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer