Form 10-Q
period 2012-06-30
AXCELIS TECHNOLOGIES INC
filed 2012-08-07
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012 there were 107,843,885 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Product	$51,465	$84,334	$99,003	$170,937
Service	7,649	9,046	15,117	15,613
Total revenue	59,114	93,380	114,120	186,550

Cost of revenue
Product	30,599	52,905	59,883	109,778
Service	5,727	6,337	10,913	11,553
Total cost of revenue	36,326	59,242	70,796	121,331

Gross profit	22,788	34,138	43,324	65,219
Operating expenses
Research and development	10,478	11,829	22,147	23,647
Sales and marketing	6,231	7,675	12,814	15,494
General and administrative	6,488	8,416	14,287	17,471
Restructuring charges	153	—	3,034	—
Total operating expense	23,350	27,920	52,282	56,612

Income (loss) from operations	(562)	6,218	(8,958)	8,607

Other income (expense)
Interest income	9	11	18	17
Other, net	551	(1,158)	(373)	(1,608)
Total other income (expense)	560	(1,147)	(355)	(1,591)

Income (loss) before income taxes	(2)	5,071	(9,313)	7,016

Income taxes	469	844	1,186	977
Net income (loss)	$(471)	$4,227	$(10,499)	$6,039

Net income (loss) per share
Basic and diluted net income (loss) per share	$(0.00)	$0.04	$(0.10)	$0.06

Shares used in computing basic and diluted net income (loss) per share
Basic weighted average common shares	107,639	106,097	107,353	106,017
Diluted weighted average common shares	107,639	108,911	107,353	109,723

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(471)	$4,227	$(10,499)	$6,039
Other comprehensive income:
Foreign currency translation adjustments	(1,469)	1,639	(1,413)	2,964
Comprehensive income (loss)	$(1,940)	$5,866	$(11,912)	$9,003

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$33,797	$46,877
Accounts receivable, net	34,978	35,071
Inventories, net	126,647	120,023
Prepaid expenses and other current assets	10,203	10,062
Total current assets	205,625	212,033

Property, plant and equipment, net	35,779	37,204
Long-term restricted cash	101	104
Other assets	11,515	19,904
Total assets	$253,020	$269,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,642	$19,551
Accrued compensation	7,916	8,285
Warranty	2,589	3,556
Income taxes	210	495
Deferred revenue	8,398	10,786
Other current liabilities	4,070	4,799
Total current liabilities	40,825	47,472

Long-term deferred revenue	761	1,488
Other long-term liabilities	5,771	5,730
Total liabilities	47,357	54,690

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock	—	—
Common stock	108	107
Additional paid-in capital	502,351	499,332
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(298,942)	(288,443)
Accumulated other comprehensive income	3,364	4,777
Total stockholders’ equity	205,663	214,555
Total liabilities and stockholders’ equity	$253,020	$269,245

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(10,499)	$6,039
Adjustments to reconcile net income (loss) to net cash used for operating activities:

Depreciation and amortization	3,625	4,009
Deferred taxes	995	16
Stock-based compensation expense	2,010	2,124
Provision for excess inventory	406	536
Changes in operating assets and liabilities:
Accounts receivable	16	571
Inventories	(7,213)	(13,894)
Prepaid expenses and other current assets	(808)	4,442
Accounts payable and other current liabilities	(3,928)	(3,618)
Deferred revenue	(3,109)	(2,989)
Income taxes	(286)	629
Other assets and liabilities	6,226	(5,920)
Net cash used for operating activities	(12,565)	(8,055)
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(385)	(1,231)
(Increase) decrease in restricted cash	3	(9)
Net cash used for investing activities	(382)	(1,240)
Cash flows from financing activities:
Financing fees and other expenses	—	(194)
Proceeds from exercise of stock options	847	239
Proceeds from Employee Stock Purchase Plan	179	275
Net cash provided by financing activities	1,026	320
Effect of exchange rate changes on cash	(1,159)	1,089
Net decrease in cash and cash equivalents	(13,080)	(7,886)
Cash and cash equivalents at beginning of period	46,877	45,743
Cash and cash equivalents at end of period	$33,797	$37,857

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature and considered necessary for a fair presentation of these financial statements, have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for other interim periods or for the year as a whole.

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

Note 2. Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2000 Stock Plan and the 2012 Equity Incentive Plan, stock award and incentive plans which permit the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan. The 2000 Stock Plan and the ESPP are more fully described in Note 12 to the consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K. The 2012 Equity Incentive Plan became effective on May 2, 2012.

The Company recognized stock-based compensation expense of $0.9 million and $2.0 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of $0.9 million and $2.1 million, respectively. These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

Note 3. Net Income (Loss) Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include incremental common shares that would have been outstanding if the potentially dilutive common shares had been issued. Because the Company had net losses for the three and six month period ended June 30, 2012, any potentially diluted common shares related to outstanding stock options and restricted stock units have been excluded from the calculation of net loss per share for that period because the effect would be anti-dilutive.

The components of net income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)

Income (loss)	$(471)	$4,227	$(10,499)	$6,039
Weighted average common shares outstanding used in computing basic net income (loss) per share	107,639	106,097	107,353	106,017
Incremental shares	—	2,814	—	3,706

Weighted average common shares outstanding used in computing diluted net income (loss) per share	107,639	108,911	107,353	109,723
Net income (loss) per share:
Basic	$(0.00)	$0.04	$(0.10)	$0.06
Diluted	$(0.00)	$0.04	$(0.10)	$0.06

Note 4. Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)

Raw materials	$85,576	$85,829
Work in process	28,712	25,639
Finished goods (completed systems)	12,359	8,555
	$126,647	$120,023

When recorded, reserves reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventories may be in excess of anticipated demand or are obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including: forecasted sales or usage, estimated product end- of- life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of June 30, 2012 and December 31, 2011, inventories are stated net of inventory reserves of $21.5 million and $22.8 million, respectively.

Note 5. Restructuring Charges

The Company recorded restructuring charges of $0.1 million and $3.0 million for the three and six months ended June 30, 2012, respectively. These charges represent severance and related costs in connection with a reduction in force implemented by the Company related to actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. The liability at June 30, 2012 of $0.6 million is expected to be paid in the periods extending through the remainder of 2012.

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(in thousands)
Balance at December 31, 2011	$171
Severance and related costs	3,034
Cash payments	(2,358)
Noncash payments (accelerated vesting of certain stock options)	(279)
Balance at June 30, 2012	$568

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

Changes in the Company’s product warranty liability are as follows:

	Six months ended June 30,
	2012	2011
	(in thousands)
Balance at December 31	$3,697	$2,713
Warranties issued during the period	1,657	2,711
Settlements made during the period	(1,873)	(2,214)
Changes in estimate of liability for pre-existing warranties during the period	(770)	1,149
Balance at June 30	$2,711	$4,359
Amount classified as current	$2,589	$4,131
Amount classified as other long-term liabilities	122	228
Total warranty liability	$2,711	$4,359

Note 7. Financial Arrangements

Bank Credit Facility

The Company has a revolving credit facility with a bank pursuant to an Amended and Restated Loan and Security Agreement dated April 25, 2011. The facility provides for borrowings up to $30 million, based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed.

On March 5, 2012, the Company entered into a modification agreement relating to this facility which revised the covenants to set minimum quarterly ratios of current assets to current liabilities and minimum trailing six month adjusted net income to conform to the Company’s current forecasts.  The calculation of these covenants are set forth in the Amended and Restated Loan and Security Agreement dated as of April 25, 2011 filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011, as modified by the First Loan Modification Agreement dated as of December 27, 2011 filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 2011 and by the Second Loan Modification Agreement dated as of March 5, 2012 filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2012.

At June 30, 2012, the Company’s available borrowing capacity under the credit facility was $25.2 million and the Company was compliant with all covenants of the loan agreement. There were no borrowings against this facility during the three or six month periods ended June 30, 2012.

Note 8. Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.

Note 9. Significant Customers

For the three months ended June 30, 2012, three customers  accounted for approximately 23.4%, 15.7%, and 10.2% of consolidated revenue, respectively.  For the six months ended June 30, 2012, two customers  accounted for approximately 24.0% and 15.0% of consolidated revenue. For the three months ended June 30, 2011, three customers  accounted for approximately 19.2%, 13.0% and 11.4% of consolidated revenue.  For the six months ended June 30, 2011, three customers  accounted for approximately 19.2%, 13.0% and 13.0% of consolidated revenue.

At June 30, 2012, two customers each accounted for 29.4% and 13.4% of consolidated accounts receivable. At June 30, 2011, three customers each accounted for 14.9%, 12.8% and 10.1% of consolidated accounts receivable.

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

Note 12. Subsequent Events

In order to continue to align operating expense levels to changing business conditions, the Company implemented cost out initiatives including a small headcount reduction in the third quarter of 2012. These actions are expected to generate savings in the range of $4 million to $8 million annually. The Company anticipates recording employee termination benefits and other related costs of approximately $0.5 million during the third and fourth quarters of 2012.

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

Weak industry conditions continued through the first half of 2012, resulting in a decline in our 2012 revenues as compared with the first half of 2011. Although future market conditions are difficult to predict, we anticipate the industry will continue to experience similar conditions for the remainder of 2012.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Product	87.1%	90.3%	86.8%	91.6%
Service	12.9	9.7	13.2	8.4
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Product	51.8	56.6	52.4	58.8
Service	9.7	6.8	9.6	6.2
Total cost of revenue	61.5	63.4	62.0	65.0

Gross profit	38.5	36.6	38.0	35.0

Operating expenses
Research and development	17.7	12.7	19.4	12.7
Sales and marketing	10.5	8.2	11.2	8.3
General and administrative	11.0	9.0	12.5	9.4
Restructuring charges	0.3	—	2.7	—
Total operating expense	39.5	29.9	45.8	30.4

Income (loss) from operations	(1.0)	6.7	(7.8)	4.6

Other income (expense)
Other, net	1.0	(1.3)	(0.3)	(0.9)
Total other income (expense)	1.0	(1.3)	(0.3)	(0.9)

Income (loss) before income taxes	0.0	5.4	(8.1)	3.7
Income taxes	0.8	0.9	1.1	0.5
Net income (loss)	(0.8)%	4.5%	(9.2)%	3.2%

Three and six months ended June 30, 2012 in comparison to the three and six months ended June 30, 2011

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $51.5 million, or 87.1% of revenue, for the three months ended June 30, 2012, compared with $84.3 million, or 90.3% of revenue for the three months ended June 30, 2011. Product revenue was $99.0 million, or 86.8% of revenue for the six months ended June 30, 2012, compared with $170.9 million, or 91.6% of revenue for the six months ended June 30, 2011. System sales were $26.2 million, or 44.3% of revenue, for the three months ended June 30, 2012, compared with $53.7 million, or 57.5% of revenue for the three months ended June 30, 2011. System sales were $49.2 million, or 43.1 % of revenue, for the six months ended June 30, 2012, compared with $108.5 million, or 58.2% of revenue, for the six months ended June 30, 2011. The decrease in product revenue in the three and six months ended June 30, 2012 is attributable to the weakening of the semiconductor market and a related decrease in capital spending by semiconductor manufacturers.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2012 and 2011 was $9.2 million and $13.3 million, respectively. The decrease was mainly due to the decline in systems sales during the second half of 2011 and the first half of 2012, as well as the timing of acceptance of the tools shipped.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.6 million, or 12.9% of revenue, for the three months ended June 30, 2012, compared with $9.0 million, or 9.7% of revenue, for the three months ended June 30, 2011. Service revenue was $15.1 million, or 13.2% of revenue for the six months ended June 30, 2012, compared with $15.6 million, or 8.4% of revenue for the six months ended June 30, 2011. Service revenue is affected by the expansion of the installed base of off-warranty systems and can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities.  The decrease in service revenue for the three and six months ended June 30, 2012 compared to the comparable period one year ago was due to lower service contracts and time and material engagements.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Ion Implant

Included in total revenue of $59.1 million for the three month period ended June 30, 2012 is revenue from sales of ion implantation products and service of $50.6 million, or 85.6% of total revenue, compared with $72.1 million, or 77.2% of total revenue, for the three months ended June 30, 2011. Revenue from sales of ion implantation products and service accounted for $90.9 million, or 79.7% of total revenue, for the six months ended June 30, 2012, compared to $136.7 million, or 73.3% of revenue, in the six months ended June 30, 2011. The dollar decrease was due to the factors discussed above for product revenues.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor, service contracts and service hours, as the “aftermarket” business. Included in total revenue of $59.1 million is revenue from our aftermarket business of $32.9 million for the three months ended June 30, 2012, compared to $39.7 million for the three months ended June 30, 2011. The revenue from our aftermarket business was $65 million for the six months ended June 30, 2012, compared to $78 million for the six months ended June 30, 2011. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service. The decrease in aftermarket revenue for the three and six months ended June 30, 2012 compared to June 30, 2011 was primarily due to a decrease in spare parts and upgrade revenue which is directly related to lower tool utilization at our customers’ fabrication facilities and decreased demand for upgrade installations which allow our customers to maximize the technological and throughput capabilities of our tools.

Gross Profit

Product

Gross profit from product revenue was 40.5% for the three months ended June 30, 2012, compared to 37.3% for the three months ended June 30, 2011. The increase in gross profit of 3.2 percentage points is due to a 10.1 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins, offset by lower systems sales volumes which reduced gross profit by 6.9 percentage points.

Gross profit from product revenue was 39.5% for the six months ended June 30, 2012, compared to 35.8% for the six months ended June 30, 2011. The increase in gross profit of 3.7 percentage points is due to a 10.1 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins, offset by lower systems sales volumes which reduced gross profit by 6.4 percentage points.

Service

Gross profit from service revenue was 25.1% for the three months ended June 30, 2012, compared to 29.9% for the three months ended June 30, 2011. The decrease in gross profit is due to changes in the mix of service contracts. Gross profit from service revenue was 27.8% for the six months ended June 30, 2012, compared to 26.0% for the six months ended June 30, 2011. The increase in gross profit is attributable to favorable absorption of fixed service costs.

Research and Development

Research and development expense was $10.5 million in the three months ended June 30, 2012, a decrease of $1.3 million, or 11.0%, compared with $11.8 million in the three months ended June 30, 2011. The decrease was primarily the result of decreased payroll related costs ($0.3 million) due to decreased headcount, decreased project materials, supplies and consultants expense ($0.5 million) and decreased asset amortization for assets used as demonstration and/or test systems ($0.4 million). Research and development expense was $22.1 million for the six months ended June 30, 2012, a decrease of $1.5 million or 6.4%, compared with $23.6 million for the six months ended June 30, 2011.  The decrease was comprised primarily of decreased payroll related costs ($0.2 million) due to headcount reductions, decreased project materials, supplies and consultants expense ($.9 million) and decreased development asset amortization costs ($0.4 million).

Sales and Marketing

Sales and marketing expense was $6.2 million in the three months ended June 30, 2012, a decrease of $1.5 million, or 19.5%, compared with $7.7 million for the three months ended June 30, 2011. The decrease was primarily due to decreased payroll related costs ($1.2 million), with significant reductions in commission costs ($0.4 million) due to lower system sales, bonuses ($0.2 million), and salary costs ($0.3 million). Additionally, there was a significant decrease in travel costs ($0.3 million). Sales and marketing expense was $12.8 million for the six months ended June 30, 2012, a decrease of $2.7 million, or 17.4%, compared with $15.5 million for the six months ended June 30, 2011.  The decrease was primarily due to decreased payroll related costs ($2.3 million), with significant reductions in salary costs ($0.3 million), bonuses ($0.4 million), and commission costs ($1.0 million) due to lower system sales. Additionally, there was a significant decrease in travel costs ($0.3 million), as well as utilities charges ($0.1 million).

General and Administrative

General and administrative expense was $6.5 million for the three months ended June 30, 2012, a decrease of $1.9 million or 22.6%, compared with $8.4 million in the three months ended June 30, 2011. The decrease was primarily due to decreased compensation expense ($1.6 million), which was driven by decreased incentive compensation ($1.3 million). Additionally, project material and consulting fees, including professional service fees, decreased by ($0.2 million). General and administrative expense was $14.3 million for the six months ended June 30, 2012, a decrease of $3.2 million, or 18.3%, compared with $17.5 million in the six months ended June 30, 2011.  The decrease was primarily due to decreased compensation expense ($2.6 million), which was driven by decreased incentive compensation ($1.7 million). Additionally, project material and consulting fees, including professional service fees, decreased by ($0.2 million).

Restructuring Charges

In the first quarter of 2012, the Company implemented a reduction in force related to actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. This reduction in force resulted in a total charge to restructuring expense of $3.0 million related to severance and related costs.  The Company recorded restructuring charges of $0.1 million and $3.0 million for the three and six months ended June 30, 2012, respectively.

Other Income (Expense)

Other income was $0.6 million for the three months ended June 30, 2012 compared with other expense of $1.1 million for the three months ended June 30, 2011.  Other expense was $0.4 million for the six months ended June 30, 2012 compared with other expense of $1.6 million for the six months ended June 30, 2011. Other income (expense) for both periods primarily consisted of foreign exchange gains and losses attributed to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate and bank fees associated with maintaining our credit facility.

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

During the six months ended June 30, 2012, $12.6 million of cash was used to support operating activities. Cash and cash equivalents at June 30, 2012 were $33.8 million, compared to $46.9 million at December 31, 2011. In the event that demand for Axcelis’ products declines in future periods, the Company believes it can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

The Company’s revolving credit facility with a bank provides for borrowings up to $30 million based primarily on accounts receivable. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed.

This facility is subject to covenants establishing minimum quarterly ratios of current assets to current liabilities and minimum trailing six month adjusted net income.  The calculation of these covenants are set forth in the Amended and Restated Loan and Security Agreement dated as of April 25, 2011 filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2011, as modified by the First Loan Modification Agreement dated as of December 27, 2011 filed as Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 2011 and by the Second Loan Modification Agreement dated as of March 5, 2012 filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2012.

At June 30, 2012, the Company’s available borrowing capacity under the credit facility was $25.2 million and the Company was compliant with all covenants of the loan agreement. There were no borrowings against this facility during the three or six month periods ended June 30, 2012.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2012 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2012, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

Item 1A.  Risk Factors.

As of June 30, 2012, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

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

10.1

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as adopted on May 2, 2012. Incorporated by reference to Exhibit 99 to the Company’s registration statement on Form S-8 filed with the Commission on June 30, 2012 (SEC File No. 333-181750).

10.2	Form of Employee Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Filed herewith.

10.3	Form of Non-Employee Director Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Filed herewith.

10.4	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan, adopted June 18, 2012. Filed herewith.

10.5	Form of Change in Control Agreement, as approved by the Board of Directors on April 27, 2012 between the Company and each of its executive officers. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 7, 2012. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 7, 2012. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 7, 2012. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 7, 2012. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 7, 2012	By:	/s/ JAY ZAGER

Jay Zager
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer