Form 10-Q
period 2012-09-30
AXCELIS TECHNOLOGIES INC
filed 2012-11-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012 there were 107,876,251 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Product	$37,093	$64,350	$136,096	$235,287
Service	7,547	8,105	22,664	23,718
Total revenue	44,640	72,455	158,760	259,005
Cost of revenue
Product	24,809	40,055	84,692	149,833
Service	5,464	5,505	16,377	17,058
Total cost of revenue	30,273	45,560	101,069	166,891

Gross profit	14,367	26,895	57,691	92,114

Operating expenses
Research and development	9,851	11,389	31,999	35,036
Sales and marketing	5,470	7,237	18,284	22,731
General and administrative	6,325	8,458	20,611	25,929
Restructuring charges	578	—	3,612	—
Total operating expenses	22,224	27,084	74,506	83,696

Income (loss) from operations	(7,857)	(189)	(16,815)	8,418

Other income (expense)
Interest income	9	7	27	24
Other, net	(627)	1,563	(999)	(45)
Total other income (expense)	(618)	1,570	(972)	(21)

Income (loss) before income taxes	(8,475)	1,381	(17,787)	8,397

Income taxes	243	230	1,429	1,207

Net income (loss)	$(8,718)	$1,151	$(19,216)	$7,190

Net income (loss) per share
Basic and diluted net income (loss) per share	$(0.08)	$0.01	$(0.18)	$0.07

Shares used in computing basic and diluted net income (loss) per share
Basic weighted average common shares	107,855	106,417	107,521	106,152
Diluted weighted average common shares	107,855	108,192	107,521	109,452

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(8,718)	$1,151	$(19,216)	$7,190
Other comprehensive income:
Foreign currency translation adjustments	1,105	(3,999)	(308)	(1,034)
Comprehensive income (loss)	$(7,613)	$(2,848)	$(19,524)	$6,156

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$35,220	$46,877
Accounts receivable, net	24,978	35,071
Inventories, net	123,280	120,023
Prepaid expenses and other current assets	4,973	10,062
Total current assets	188,451	212,033

Property, plant and equipment, net	35,107	37,204
Long-term restricted cash	103	104
Other assets	12,928	19,904
Total assets	$236,589	$269,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,683	$19,551
Accrued compensation	7,175	8,285
Warranty	2,107	3,556
Income taxes	356	495
Deferred revenue	6,641	10,786
Other current liabilities	3,711	4,799
Total current liabilities	31,673	47,472

Long-term deferred revenue	544	1,488
Other long-term liabilities	4,944	5,730
Total liabilities	37,161	54,690

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock	—	—
Common stock	108	107
Additional paid-in capital	503,728	499,332
Treasury stock	(1,218)	(1,218)
Accumulated deficit	(307,659)	(288,443)
Accumulated other comprehensive income	4,469	4,777
Total stockholders’ equity	199,428	214,555
Total liabilities and stockholders’ equity	$236,589	$269,245

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(19,216)	$7,190
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	5,419	6,180
Deferred taxes	998	75
Stock-based compensation expense	3,411	3,644
Provision for excess inventory	678	661
Changes in operating assets & liabilities
Accounts receivable	10,143	17,994
Inventories	(3,496)	(13,384)
Prepaid expenses and other current assets	4,490	5,910
Accounts payable & other current liabilities	(11,601)	(15,237)
Deferred revenue	(5,089)	(4,339)
Income taxes	(135)	798
Other assets and liabilities	3,025	(8,640)
Net cash (used for) provided by operating activities	(11,373)	852
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(536)	(1,950)
Decrease in restricted cash	1	—
Net cash used for investing activities	(535)	(1,950)
Cash flows from financing activities:
Financing fees and other expenses	—	(199)
Proceeds from exercise of stock options	863	272
Proceeds from Employee Stock Purchase Plan	179	275
Net cash provided by financing activities	1,042	348
Effect of exchange rate changes on cash	(791)	(580)
Net decrease in cash and cash equivalents	(11,657)	(1,330)
Cash and cash equivalents at beginning of period	46,877	45,743
Cash and cash equivalents at end of period	$35,220	$44,413

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

The Company recognized stock-based compensation expense of $1.5 million and $3.4 million for the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense of $1.5 million and $3.6 million, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

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

The Company incurred net losses for the three and nine months ended September 30, 2012 and has excluded 1,010,304 and 1,508,168 incremental shares attributable to outstanding stock options, restricted stock and restricted stock units for the three and nine months ended September 30, 2012, respectively, from the calculation of diluted net loss per share for those periods because the effect would be anti-dilutive.

The components of net income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)

Income (loss)	$(8,718)	$1,151	$(19,216)	$7,190
Weighted average common shares outstanding used in computing basic net income (loss) per share	107,855	106,417	107,521	106,152
Incremental shares	—	1,775	—	3,300

Weighted average common shares outstanding used in computing diluted net income (loss) per share	107,855	108,192	107,521	109,452
Net income (loss) per share:
Basic	$(0.08)	$0.01	$(0.18)	$0.07
Diluted	$(0.08)	$0.01	$(0.18)	$0.07

Note 4.  Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$87,938	$85,829
Work in process	17,761	25,639
Finished goods (completed systems)	17,581	8,555
	$123,280	$120,023

When recorded, reserves reduce the carrying value of inventories to their net realizable value.  The Company establishes inventory reserves when conditions exist that indicate inventories may be in excess of anticipated demand or are obsolete based upon assumptions about future demand for the Company’s products or market conditions.  The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including: forecasted sales or usage, estimated product- end- of- life dates, estimated current and future market value and new product introductions.  Purchasing and usage alternatives are also explored to mitigate inventory exposure.  As of September 30, 2012 and December 31, 2011, inventories are stated net of inventory reserves of $20.2 million and $22.8 million, respectively.

During the three months ended September 30, 2012, the Company reduced inventory ($1.1 million) and recorded an expense to cost of revenues due to lower than normal production capacity.

Note 5.  Restructuring Charges

The Company recorded restructuring charges of $0.6 million and $3.6 million for the three and nine months ended September 30, 2012, respectively. These charges represent severance and related costs in connection with a reduction in force implemented by the Company related to actions taken by management to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. The liability at September 30, 2012 of $0.5 million is expected to be paid in the fourth quarter of 2012.

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(in thousands)
Balance at December 31, 2011	$171
Severance and related costs	3,612
Cash payments	(3,117)
Non-cash items	(130)
Balance at September 30, 2012	$536

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

Changes in the Company’s product warranty liability are as follows:

	Nine months ended
	September 30,
	2012	2011
	(in thousands)
Balance at January 1	$3,697	$2,713
Warranties issued during the period	2,170	3,910
Settlements made during the period	(2,550)	(4,179)
Changes in estimate of liability for pre-existing warranties during the period	(1,155)	1,385
Balance at September 30	$2,162	$3,829
Amount classified as current	$2,107	$3,639
Amount classified as other long-term liabilities	55	190
Total warranty liability	$2,162	$3,829

Note 7.  Financial Arrangements

Bank Credit Facility

The Company has a revolving credit facility with a bank pursuant to an Amended and Restated Loan and Security Agreement dated April 25, 2011 (the “Revolving Credit Facility”). The facility provides for borrowings up to $30 million, based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed.

On March 5, 2012, the Company entered into a Second Loan Modification Agreement relating to the Revolving Credit Facility to revise financial covenants. To facilitate future availability, on September 10, 2012, the Company further modified the Revolving Credit Facility by entering into the Third Loan Modification Agreement (the “Third Modification Agreement”).  The Third Modification Agreement revises the covenant setting the Company’s minimum trailing six month Adjusted Net Income (as such capitalized term is defined in the agreement). All other material terms of the Revolving Credit Facility are unaffected by the Third Modification Agreement. The Third Modification Agreement is included in this quarterly report as Exhibit 10.1.

At September 30, 2012, the Company’s available borrowing capacity under the Revolving Credit Facility was $18.5 million and the Company was compliant with all covenants of the loan agreement. There were no borrowings against this facility during the three or nine months ended September 30, 2012.

Note 8.  Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.

During the three months ended September 30, 2012, the Company settled a tax dispute with a foreign jurisdiction for an amount ($0.9 million) equal to the charge it had previously recorded related to an uncertain tax position. The settlement did not have an impact on the Company’s results of operations or cash flows for the three and nine months ended September 30, 2012.

Note 9.  Significant Customers

For the three months ended September 30, 2012, three customers accounted for approximately 16.1%, 13.1% and 10.9% of revenue. For the nine months ended September 30, 2012, two customers accounted for 21.3% and 11.4% of revenue.  For the three months ended September 30, 2011, three customers accounted for approximately 14.4%, 13.9% and 10.4% of revenue. For the nine months ended September 30, 2011, three customers accounted for 17.9%, 11.4% and 10.4% of revenue.

At September 30, 2012, two customers accounted for 13.0% and 12.0% of consolidated accounts receivable.  At September 30, 2011, three customers accounted for 15.3%, 14.1% and 10.4% of consolidated accounts receivable.

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

Note 11.  New Accounting Guidance Recently Adopted — Comprehensive Income

Effective January 1, 2012 the Company adopted Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220).  This newly issued accounting standard requires the Company to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The adoption of this standard did impact the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

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

The increasing and sizable expense of building, upgrading or expanding a semiconductor fabrication facility is causing more semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and partnering within the semiconductor manufacturing industry is increasing.

Weak industry conditions continued through the first nine months of 2012, resulting in a decline in our 2012 revenues as compared with the same period in 2011. Although future market conditions are difficult to predict, we anticipate the industry will continue to experience similar conditions for the fourth quarter of 2012 and into 2013.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

Axcelis Technologies, Inc.

Consolidated Statements of Operations

Percentage of Revenue

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Product	83.1%	88.8%	85.7%	90.8%
Service	16.9	11.2	14.3	9.2
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
Product	55.6	55.3	53.3	57.8
Service	12.2	7.6	10.3	6.6
Total cost of revenue	67.8	62.9	63.6	64.4

Gross profit	32.2	37.1	36.4	35.6

Operating expenses
Research and development	22.1	15.7	20.2	13.5
Sales and marketing	12.2	10.0	11.5	8.8
General and administrative	14.2	11.7	13.0	10.0
Restructuring charges	1.3	—	2.3	—
Total operating expenses	49.8	37.4	47.0	32.3

Income (loss) from operations	(17.6)	(0.3)	(10.6)	3.3

Other income (expense)
Interest income	0.0	0.0	0.0	0.0
Other, net	(1.4)	2.2	(0.6)	0.0
Total other income (expense)	(1.4)	2.2	(0.6)	0.0

Income (loss) before income taxes	(19.0)	1.9	(11.2)	3.3
Income taxes	0.5	0.3	0.9	0.5
Net income (loss)	(19.5)%	1.6%	(12.1)%	2.8%

Three and nine months ended September 30, 2012 in comparison to the three and nine months ended September 30, 2011.

Revenue

Product

Product revenue, which includes systems sales, sales of spare parts and product upgrades, was $37.1 million, or 83.1% of revenue, for the three months ended September 30, 2012, compared with $64.4 million, or 88.8% of revenue for the three months ended September 30, 2011. Product revenue was $136.1 million, or 85.7% of revenue for the nine months ended September 30, 2012, compared with $235.3 million, or 90.8% of revenue for the nine months ended September 30, 2011.  System sales were $12.8 million, or 28.6% of revenue, for the three months ended September 30, 2012, compared with $35.1 million, or 48.5% of revenue, for the three months ended September 30, 2011.  System sales were $61.9 million, or 39.0% of revenue, for the nine months ended September 30, 2012, compared with $143.7 million, or 55.5% of revenue, for the nine months ended September 30, 2011.The decrease in product revenue in the three and nine months ended September 30, 2012 is attributable to the weakening of the semiconductor market and a related decrease in capital spending by semiconductor manufacturers.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2012 and 2011 was $7.2 million and $11.9 million, respectively.  The decrease was mainly due to the decline in deferred revenue from lower systems sales, as reduced by system acceptances, during the second half of 2011 and the first nine months of 2012.

Service

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.5 million, or 16.9% of revenue, for the three months ended September 30, 2012, compared with $8.1 million, or 11.2% of revenue, for the three months ended September 30, 2011.  Service revenue was $22.7 million, or 14.3% of revenue for the nine months ended September 30, 2012, compared $23.7 million, or 9.2% of revenue for the nine months ended September 30, 2011.  Service revenue is affected by the expansion of the installed base of off-warranty systems and can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities. The decrease in service revenue for the three and nine months ended September 30, 2012 compared to the comparable period one year ago was due to lower service contracts and time and material engagements.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Ion Implant

Included in total revenue of $44.6 million for the three month period ended September 30, 2012, is revenue from sales of ion implantation products and service of $33.9 million, or 76.0% of total revenue, compared with $51.1 million, or 70.5% of total revenue, for the three months ended September 30, 2011.  The dollar decrease was due to the factors discussed above for product revenue.  Revenue from sales of ion implantation products and service accounted for $124.8 million, or 78.6% of revenue, for the nine months ended September 30, 2012, compared to $187.8 million, or 72.5% of revenue, in the nine months ended September 30, 2011.  The dollar decrease was due to the factors discussed above for product revenue.

Aftermarket

The Company’s product revenues include sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor, service contracts and service hours, as the “aftermarket” business. Included in total revenue of $44.6 million is revenue from our aftermarket business of $31.9 million for the three months ended September 30, 2012, compared to $37.3 million for the three months ended September 30, 2011. The revenue from our aftermarket business was $96.8 million for the nine months ended September 30, 2012, compared to $115.4 million for the nine months ended September 30, 2011. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service. The decrease in aftermarket revenue for the three and nine months ended September 30, 2012 compared to September 30, 2011 was primarily due to a decrease in spare parts and upgrade revenue which is directly related to lower tool utilization at our customers’ fabrication facilities and decreased demand for upgrade installations which allow our customers to maximize the technological and throughput capabilities of our tools.

Gross Profit

Product

Gross profit from product revenue was 33.1% for the three months ended September 30, 2012, compared to 37.8% for the three months ended September 30, 2011. The decrease in gross profit of 4.7 percentage points is attributable to lower systems sales volumes and the related unfavorable absorption of fixed overhead costs, including a $1.1 million charge for lower than normal production capacity, which reduced gross profit by 16.8 percentage points, offset by a 12.1 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins.

Gross profit from product revenue was 37.8% for the nine months ended September 30, 2012, compared to 36.3% for the nine months ended September 30, 2011. The increase in gross profit of 1.5% is due to a 10.7 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins, offset by lower systems sales volumes and the related unfavorable absorption of fixed overhead costs which reduced gross profit by 9.2 percentage points.

Service

Gross profit from service revenue was 27.6% for the three months ended September 30, 2012, compared to 32.1% for the three months ended September 30, 2011. Gross profit from service revenue was 27.7% for the nine months ended September 30, 2012, compared to 28.1% for the nine months ended September 30, 2011. The decrease in gross profit in both periods is attributable to lower volumes, and changes in the mix and timing of service contracts.

Research and Development

Our ability to remain competitive depends largely on continuously developing innovative technology, new and enhanced features and systems and introducing them at competitive prices on a timely basis.  Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.  Quarterly spending within these annual budgets will vary based on timing of specific program milestones.

Research and development expense was $9.9 million for the three months ended September 30, 2012; a decrease of $1.5 million, or 13.5%, compared with $11.4 million in the three months ended September 30, 2011. The decrease was primarily comprised of reduced payroll costs ($0.5 million), including lower salary, overtime, and fringe benefit expenditures, decreased project materials and consultants expense ($0.7 million) and decreased amortization costs for assets used as demonstration and/or test systems ($0.3 million).

Research and development expense was $32.0 million for the nine months ended September 30, 2012; a decrease of $3.0 million or 8.7%, compared with $35.0 million for the nine months ended September 30, 2011.  The decrease was primarily comprised of reduced payroll costs ($0.4 million), decreased project materials and consultants expense ($1.7 million), decreased travel and entertainment expenditures ($0.1 million) and decreased development asset amortization costs ($0.7 million).

Sales and Marketing

Sales and marketing expense was $5.5 million for the three months ended September 30, 2012; a decrease of $1.8 million, or 24.4%, compared with $7.2 million for the three months ended September 30, 2011. The decrease was primarily comprised of reductions in payroll costs ($1.4 million), including lower salary and commission expenditures, travel costs ($0.2 million) and freight costs ($0.2 million).

Sales and marketing expense was $18.3 million for the nine months ended September 30, 2012; a decrease of $4.4 million, or 19.6%, compared with $22.7 million for the nine months ended September 30, 2011.  The decrease was primarily comprised of reductions in payroll costs ($3.7 million), including lower salary, fringe benefits, and commission expenditures, freight ($0.5 million) and travel and entertainment ($0.6 million). The overall decrease was partially offset by an increase of $0.6 million relating to the support of additional evaluation tools during the period.

General and Administrative

General and administrative expense was $6.3 million for the three months ended September 30, 2012; a decrease of $2.1 million or 25.2%, compared with $8.5 million in the three months ended September 30, 2011. The decrease was primarily comprised of reduced payroll costs ($1.8 million), consultant fees ($0.2 million), depreciation ($0.1 million) and fixed overhead costs ($0.1million). The overall decrease was partially offset by increases in professional services fees of $0.1 million.

General and administrative expense was $20.6 million for the nine months ended September 30, 2012; a decrease of $5.3 million, or 20.5%, compared with $25.9 million in the nine months ended September 30, 2011.  The decrease was primarily comprised of reductions in compensation expense ($4.4 million), of which $2.6 million was attributable to reduced bonus expense, project material and consultant fees ($0.5 million), depreciation ($0.3 million) and fixed overhead costs ($0.3 million). The overall decrease was partially offset by lower  bad debt expense recoveries ($0.4 million).

Restructuring Charges

In the first quarter of 2012, the Company implemented a reduction in force to improve the focus of its operations, control costs to achieve future profitability and conserve cash. The Company recorded restructuring charges of $0.6 million and $3.6 million for the three and nine months ended September 30, 2012, respectively.

Other Income (Expense)

Other expense was $0.6 million and $1.0 million for the three and nine months ended September 30, 2012, respectively, compared with other income of $1.6 million and a loss of less than $0.1 million for the three and nine months ended September 30, 2011, respectively. Other income (expense) consisted primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate and bank fees associated with maintaining our credit facility.

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

During the three months ended September 30, 2012, we settled a tax dispute with a foreign jurisdiction for an amount ($0.9 million) equal to the charge we had previously recorded related to an uncertain tax position. The settlement did not have an impact on our results of operations or cash flows for the three and nine months ended September 30, 2012.

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Our operating expense base is largely fixed and does not vary significantly with changes in volume. Therefore, we experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

During the nine months ended September 30, 2012, $11.4 million of cash was used to support operating activities. Cash and cash equivalents at September 30, 2012 were $35.2 million, compared to $46.9 million at December 31, 2011.

Our revolving credit facility with a bank provides for borrowings up to $30 million based primarily on accounts receivable. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. We use the facility to support letters of credit and for short term borrowing as needed. At September 30, 2012, our available borrowing capacity under the credit facility was $18.5 million and we are compliant with all covenants of the loan agreement. There were no borrowings against this facility during the three or nine months ended September 30, 2012.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term. In the event that demand for our products declines in future periods, we believe we can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2012 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2012, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2012, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011.

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

10.1	Third Loan Modification Agreement dated as of September 10, 2012 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2012. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2012. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2012. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2012. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 5, 2012	By:	/s/ JAY ZAGER

Jay Zager
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer