Form 10-K
period 2012-12-31
AXCELIS TECHNOLOGIES INC
filed 2013-03-01
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012: $127,487,448

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of February 25, 2013: 108,233,274.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on May 14, 2013 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business.

Overview of Our Business

        Axcelis Technologies, Inc. ("Axcelis," the "Company," "we," "us," or "our") designs, manufactures and services ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business comprised approximately 76.7% of our revenue in 2012 with the remaining 23.3% of revenue derived from our dry strip and other processing systems. In addition to equipment, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, maintenance services and customer training.

        In December 2012, we sold to Lam Research Corporation ("Lam") the intellectual property rights and other assets relating to our dry strip systems product line. The purchased intellectual property rights include, among other things, worldwide patent rights, patent applications, copyrights, industrial designs, know-how and related rights used by us in our dry strip business. As a result of this transaction, we will cease the sale of 300 mm dry strip wafer processing equipment in September 2013. We will be able to continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely.

        Axcelis' business commenced in 1978 and its current corporate entity was incorporated in Delaware in 1995, headquartered in Beverly, Massachusetts. We maintain an Internet site at http://www.axcelis.com. We make available free of charge on and through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

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

        Semiconductor chip manufacturers utilize many different types of equipment in the making of integrated circuits. Over 300 process steps utilizing over 50 different types of process tools are required to make a single device like a microprocessor. Semiconductor chip manufacturers seek efficiency improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. Periodically the semiconductor industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. For example, the use of 200mm wafers in production began at the end of the 1980s. The migration from 200mm to 300mm began at the end of the 1990s. The majority of wafer fabrication facilities today are using wafers with a diameter of 300mm. In 2012, Axcelis derived 76.6% of total systems revenue (a component of product revenue) from sales of 300mm equipment. In 2011, industry participants began planning for the next wafer size transition, to 450mm diameter wafers. The schedule for this future transition will vary by customer.

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

        Weak industry conditions that began in mid-2011 continued through 2012, resulting in a decline in our 2012 revenues as compared with 2011. The Company's 2012 results also reflect our efforts in recent years to lower our breakeven revenue levels to avoid significant losses in a downturn. Although future market conditions are difficult to predict, we anticipate the industry will continue to experience similar conditions into 2013.

Axcelis' Strategy

        Axcelis' 2013 strategic goal is to return to being a successful, financially strong company. To accomplish this, we intend to:

  •
  Reestablish Axcelis as a leader in ion implant across all customer segments with a competitive, single wafer product portfolio;

  •
  Expand our product penetrations beyond our strong position in memory into the foundry and logic segments; and

  •
  Continue to build on our strong Global Service Solutions base.

        The transaction with Lam Research in December 2012 represents an important step in the execution of our strategy, allowing us to focus on ion implant. The collaboration with Lam Research will also allow us to identify value for our customers as we explore the interrelationships between implant, etch, deposition, dry strip and clean applications. We expect that this partnership will enhance our ability to compete and gain implant market share.

        We have continued to invest in research and development through the industry cycles to assure our products meet the needs of our customers. We take pride in our scientists and engineers who continue to add to our portfolio of patents and unpatented proprietary technology to ensure that our investment in technology leadership is translated into unique product advantages. We strive for operational excellence by focusing on ways to lower our manufacturing and design costs and to improve our delivery times to our customers. Finally, we have established Global Customer Teams and a focused account management structure to maintain and strengthen our customer relationships and increase customer satisfaction.

Ion Implantation Systems

        Ion implantation is a principal step in the transistor formation cycle of the semiconductor manufacturing process. An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a silicon wafer. These dopants are ionized and therefore have electric charges. With an electric charge they can be manipulated, moved and accelerated with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined amount of energy (ranging between several hundred and three million electron-volts) and with a precisely defined amount of beam current (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a "stencil" to pattern devices so that the dopants will only enter the wafer where needed. The dopants change the electrical properties of the silicon wafer to create the active components of a chip, called the transistors. Typical process flows require twenty implant steps, with the most advanced processes requiring thirty or more. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt (angle of wafer relative to the ion beam).

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

  •
  High Energy Implant.  Axcelis is a market leader in high energy ion implanters. Our single wafer tool for high energy applications is the Optima XEx. The Optima XEx combines Axcelis' production-proven RF Linac high energy, spot beam technology with a high-speed, state-of-the-art single wafer end station, enabling unmatched throughput. Axcelis' advanced spot beam ensures that all points across the wafer see the same beam at the same beam angle, resulting in exceptional process control and maximum yield. We expect to maintain our leadership in the high energy segment through sales of our multi wafer high energy systems and the Optima XEx.

  •
  High Current Implant.  Our single wafer product for high current applications is the Optima HDx. We use the term "high dose" or "HD" in connection with this product because the Optima HDx fulfills all traditional high current requirements while extending beyond traditional high current energy and dose ranges. In order to maximize utilization and flexibility, the OptimaHDx can process some traditional mid current implants. In addition, the Optima HDx is extendable into ultra-low energy applications to satisfy future process requirements including leakage current performance.

  •
  Medium Current Implant.  In 2012, Axcelis shipped its first Purion M medium current ion implant system. Axcelis has recently not had a competitive offering in this market space. This new system will offer industry leading purity, precision and productivity through enhanced single magnet scanned spot beam architecture at a higher productivity (500 wafer per hour throughput) and lower cost of ownership than competitive offerings, in addition to other advantages.

        We believe our ion implant products will continue to meet customer demand for advantages in productivity, simplicity, process performance and technical extendibility.

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

        Axcelis has offered a full line of dry strip tools that cover the entire range of customer applications. In December 2012, Lam purchased the intellectual property rights relating to our dry strip systems business. As a result of this transaction, we will cease the sale of 300 mm dry strip wafer processing equipment in September 2013. We will be able to continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely.

Aftermarket Support and Services

        We offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture as well as equipment we previously manufactured. We believe that approximately 3,000 of our products are in use in 32 countries worldwide. The service and support that we provide include spare parts, equipment upgrades, and maintenance services. We provide varying levels of sales, service and applications support out of our field offices to customers located in 32 countries. Revenue generated through our service and support business represented about 61.0%, 46.2% and 51.7% of revenue in 2012, 2011, and 2010, respectively.

        To support our aftermarket business we have several hundred staff members, including sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, product, process and applications support. In 2012, Ulvac Techno, a Japanese company, began providing aftermarket services and support services for our products in Japan.

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

Sales and Marketing

        We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Germany, Singapore and Italy.

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

        Concurrently with the sale of assets to Lam Research in December 2012, the Company and Lam entered into a Transition Agreement pursuant to which Lam granted us a worldwide, non-exclusive, non-transferable, royalty free license to use the dry strip intellectual property rights sold by the Company. The license allows us to make and sell dry strip wafer processing equipment for semiconductor applications for a limited transition period after the closing and to support our installed base of dry strip equipment on a perpetual basis.

        International revenue, including export sales from our U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches, accounted for 70.2% of total revenue in 2012, 72.3% of total revenue in 2011, and 75.8% in 2010. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia.

Customers

        In 2012, the top 20 semiconductor manufacturers accounted for approximately 85.6% of total semiconductor industry capital spending, up from 83.6% in 2011. These manufacturers are from the largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, and China), Japan and Europe. The Company serves all leading semiconductor manufacturers.

        Revenue from our ten largest customers accounted for 70.6%, 68.6%, and 62.7% of revenue in 2012, 2011, and 2010, respectively. We expect that sales of our products to relatively few customers will continue to account for a high percentage of revenue for the foreseeable future. In 2012, one customer accounted for 18.2% of revenue. In 2011, one customer accounted for 21.2% of revenue. In 2010, one customer accounted for 18.6% of revenue.

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

        Our expenditures for research and development were $40.4 million, $47.2 million, and $39.5 million in 2012, 2011, and 2010, respectively, or 19.9%, 14.8%, and 14.4% of revenue, respectively. We expect that research and development expenditures will continue to represent a substantial investment in future years.

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

Competition

        The semiconductor wafer fabrication equipment market is highly competitive and is characterized by a small number of medium to large size participants. We have competed in two principal product markets of the semiconductor wafer fabrication process: ion implantation and dry strip. In December 2012, we divested our dry strip intellectual property and will cease selling 300 mm dry strip systems in September 2013. See "Overview of Our Business." In ion implantation, we compete against Applied Materials, Inc., SEN, Nissin Electric Co., Ltd. and Advanced Ion Beam Technology, Inc. Significant competitive factors in the semiconductor equipment market include price, cost of ownership, equipment performance, customer support, capabilities and breadth of product line.

Intellectual Property

        We rely on patent, copyright, trademark and trade secret protection, in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of January 1, 2013, we had 288 active patents issued in the United States and 348 active patents granted in other countries, as well as 383 patent applications (44 in the United States and 339 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

        We intend to file additional patent applications and grow our intellectual property portfolio as appropriate. Although patents are important to our business, we do not believe that we are substantially dependent on any single patent or any group of patents.

        We have trademarks, both registered and unregistered, that are maintained to provide customer recognition for our products in the marketplace. Trademark registrations generally remain in effect as long as the trademarks are in use.

        From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology. Except for our license agreement with SEN and our license from Lam Research (described above under "Sales and Marketing"), we do not believe that any of our licenses are currently material to us.

        We can give no assurance that we, our licensors, licensees, customers or suppliers will not be subject to claims of patent infringement or claims to invalidate our patents, or that any such claims will not be successful, requiring us to pay substantial damages or remove certain features from our products or both.

Backlog

        As of December 31, 2012, our systems backlog (excluding deferred systems revenue) was $11.6 million, as compared to $10.8 million as of December 31, 2011. Systems backlog including deferred systems revenue was $18.5 million and $23.1 million as of December 31, 2012 and 2011, respectively. The slight increase in backlog is not indicative of an improvement in the semiconductor equipment market, as we expect the overall trend of a market slowdown to continue into 2013. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and typically are due to ship within six months. Backlog does not include orders received for our service business (spare parts, consumables and service contracts) due to the turn rate associated with that business. Generally, orders for services or parts received during the quarter are performed or shipped within the same quarter. All orders are subject to cancellations or rescheduling by customers with limited or no penalties. Due to possible changes in system delivery schedules, cancellations of orders, and delays in systems shipments, our backlog at any particular date is not necessarily indicative of our actual sales for any succeeding period. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales.

Employees

        As of December 31, 2012, we had 879 employees and 8 temporary staff worldwide, of which 656 work in North America, 171 in Asia and 60 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

Executive Officers of the Registrant

        Mary G. Puma, 55, has been our President and Chief Executive Officer since January 2002 and Chairman since 2005. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer, prior to which she served as a Vice President of Axcelis from February 1999. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation, North Shore Medical Center and Semiconductor Equipment and Materials International (SEMI).

        Jay Zager, 63, became our Executive Vice President and Chief Financial Officer in January 2011. Prior to joining Axcelis, from 2007 until 2010, Mr. Zager was Executive Vice President and Chief Financial Officer at 3Com Corporation, a global enterprise networking solutions provider acquired by Hewlett Packard. From February 2005 until June 2007, Mr. Zager was Executive Vice President and Chief Financial Officer at Gerber Scientific, Inc., a supplier of automated manufacturing systems. Prior to joining Gerber, Mr. Zager was Senior Vice President and Chief Financial Officer of Helix Technology Corp., a semiconductor equipment manufacturer, from February 2002 to January 2005.

        Kevin J. Brewer, 54, has been our Executive Vice President, Global Operations since 2008. Mr. Brewer held the position of Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company's Electronic Systems and Missile Systems groups.

        Lynnette C. Fallon, 53, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

        William Bintz, 56, has been our Executive Vice President, Product Development, Engineering and Marketing since 2011. Prior to that, he was our Senior Vice President, Marketing since September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials

Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

        John E. Aldeborgh, 56, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions, at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

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

        Almost all of our new orders will depend upon demand from semiconductor manufacturers who build or expand fabrication facilities. When the rate of construction or expansion of fabrication facilities declines, demand for our systems will decline, reducing our revenue. Revenue decline also hurts our profitability because our established cost structure and our continued investments in engineering, research and development and marketing necessary to develop new products and to maintain extensive customer service and support capabilities limit our ability to reduce expenses in proportion to declining sales.

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

        Rapid technological changes in semiconductor manufacturing processes require us to respond quickly to changing customer requirements. Our future success will depend in part upon our ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue to enhance existing products. This will depend upon a variety of factors, including new product selection, timely and efficient completion of product design and development and of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular:

  •
  We must develop competitive technical specifications of new systems, or enhancements to our existing systems, and manufacture and ship these systems or enhancements in volume in a timely manner.

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

  •
  Our failure to meet any of these requirements will have a material adverse effect on our operating results and profitability.

We may be unable to obtain needed additional capital to finance our operations.

        Our capital requirements may vary widely from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the end of 2013 and beyond, but this, of course, depends on the accuracy of our assumptions about levels of sales and expenses. A number of factors, including those described in these "Risk Factors," could prove our assumptions wrong and cause us to require additional capital from external sources. Depending on market conditions, future debt or equity financings may not be possible on attractive terms or at all. In addition, future debt or equity financings could be dilutive to the existing holders of our common stock.

Our financial results may fluctuate significantly.

        We derive our systems revenue from the sale of a relatively small number of expensive products to a small number of customers. The list prices on these products range from $0.2 million to $5.0 million. At our current sales level, each sale, or failure to make a sale, has a material effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems and warranty costs. New product introductions may also affect our gross margins. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

Our financial results may fall short of anticipated levels; forecasting revenue and profitability is complex and may be inaccurate.

        Management may from time to time provide financial forecasts. These forecasts are based on assumptions, believed to be reasonable when made, of fab utilization, shipment timing and system acceptance timing. Any of these assumptions can prove erroneous and the level of revenue recognizable in a particular quarter may vary from the forecast. Our lengthy sales cycle, coupled with customers' competing capital budget considerations, make the timing of customer orders uneven and difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenue and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results.

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

        The semiconductor business is highly cyclical, experiencing upturns when the demand for our products is high and downturns when our customers are not investing in new or expanded fabrication facilities. From time to time, inventory buildups in the semiconductor industry, resulting in part from periodic downturns, produce an oversupply of semiconductors. This will cause semiconductor manufacturers to revise capital spending plans, resulting in reduced demand for capital equipment such as our products. If an oversupply is not reduced by increasing demand from the various industries that use semiconductors, which we cannot accurately predict, our sales and profitability will be harmed. Our revenue can vary significantly from one point in the cycle to another, making it difficult to manage the business, both when revenue is increasing and when it is decreasing. In addition, a substantial portion of our operating expenses do not fluctuate with changes in volume. Significant decreases in revenue can therefore have a disproportionate effect on profitability.

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

        Historically, we have sold a significant portion of our products and services to a limited number of fabricators of semiconductor products. For example, in 2012, our top ten customers accounted for 70.6% of our net sales. None of our customers has entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer could adversely affect us. The ongoing consolidation of semiconductor manufacturers may also increase the harmful effect of losing one or more significant customers.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenue from outside the United States, especially from Asia.

        We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries and branches, accounted for 70.2% of total revenue in 2012 in comparison to 72.3% in 2011 and 75.8% in 2010. System shipments to Asian customers represented 71.3% of total shipment dollars in 2012 in comparison to 60% in 2011 and 68% in 2010. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

        In addition, we often quote prices to our customers and accept customer orders for our products before purchasing components and sub-assemblies from our suppliers. If our suppliers increase the cost of components or sub-assemblies, we may not have alternative sources of supply and may not be able to raise the price of our products to cover all or part of the increased cost of components, negatively impacting our gross margins.

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

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of our foreign operations can fluctuate with changes in foreign exchange rates to the extent revenues are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the year ended December 31, 2012, approximately 29.0% of our revenue was derived from foreign operations with this inherent risk. In addition, at December 31, 2012, our operations outside of the United States accounted for approximately 42.4% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

We may incur additional expenses in connection with developing processes to comply with the SEC's new Conflict Minerals Rule; failure to comply would have negative consequences.

        As with all public companies, Axcelis will need to develop processes to comply with Rule 13p-1 issued by the Securities and Exchange Commission under the U.S. Securities and Exchange Act regarding reporting obligations for the use of tin, tantalum, tungsten and gold that could have originated in the Democratic Republic of the Congo and adjoining countries. In light of the complexity of the new rule, Axcelis has begun considering how our purchasing and legal functions will need to adapt to the new reporting and disclosure requirements. We will likely incur additional expense in connection with our preparation of our first Form SD covering the 2013 calendar year for filing with the Commission by May 31, 2014. If we do not comply with this new regulatory requirement, or requirements imposed by our customers as a result of the new rule, our business and stock price may be affected.

We are subject to cyber security risks, which could adversely affect our business.

        We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own one property and lease 39 properties, of which 15 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Italy, and Germany.

        We own our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is principally used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters.

        Although we are currently operating significantly below normal capacity as a result of the continuing downturn in the industry, we believe that there is no material long-term, excess capacity in our manufacturing facilities, although utilization is subject to change based on customer demand. We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations. Our Beverly, Massachusetts facility is Massachusetts facility is ISO 9001:2008 and ISO 14001:2004 and our European office is ISO 9001:2008 certified.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of February 25, 2013, we had approximately 5,000 stockholders of record. We have never paid any cash dividends to our shareholders and do not anticipate paying cash dividends in the future and in any event, we would be restricted from doing so by the terms of our bank credit agreement.

	Common Stock Price
	High	Low
2011
First Quarter	$3.77	$2.20
Second Quarter	$2.69	$1.48
Third Quarter	$1.94	$1.14
Fourth Quarter	$1.55	$1.00
2012
First Quarter	$1.88	$1.36
Second Quarter	$1.76	$1.00
Third Quarter	$1.20	$0.78
Fourth Quarter	$1.40	$0.84

Item 6.    Selected Financial Data.

        The following selected consolidated statements of operations data for each of the three years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2010 and 2009, and the statement of operations data for the years ended December 31, 2009 and 2008, have been derived from the audited financial statements contained in our Form 10-K filed on March 14, 2011. The consolidated balance sheet data as of December 31, 2008 has been derived from the audited financial statements contained in our Form 10-K filed on March 31, 2009.

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

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$203,385	$319,416	$275,212	$133,022	$250,214
Gross profit	58,171	114,737	85,838	28,064	62,615
Equity loss of SEN	—	—	—	(3,238)	(3,667)
Income (loss) from operations	(30,938)	7,132	(13,367)	(69,434)	(186,837)
Income (loss) before income taxes	(32,388)	7,471	(17,261)	(76,603)	(195,803)
Net income (loss)	(34,034)	5,077	(17,573)	(77,468)	(196,664)
Net income (loss) per share:
Basic	$(0.32)	$0.05	$(0.17)	$(0.75)	$(1.91)
Diluted	$(0.32)	$0.05	$(0.17)	$(0.75)	$(1.91)
Shares used in computing basic and diluted per share amounts:
Basic	107,619	106,234	104,522	103,586	102,739
Diluted	107,619	109,098	104,522	103,586	102,739
Consolidated balance sheet data:
Cash and cash equivalents	$44,986	$46,877	$45,743	$45,020	$37,694
Working capital	145,443	164,561	160,501	163,849	111,182
Total assets	222,158	269,245	280,872	250,603	455,181
Long-term liabilities	6,300	7,218	7,176	4,447	5,808
Stockholders' equity	186,076	214,555	205,567	216,399	319,377

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

Overview

        The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenue and gross margins fluctuate from year to year and period to period. We typically become more efficient in manufacturing products as they mature. Our established cost structure does not vary significantly with changes in volume, which limits our ability to reduce costs in proportion to declining sales. Therefore, we experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

        In December 2012, we sold to Lam Research Corporation the intellectual property rights and other assets relating to our dry strip systems product line. The purchased intellectual property rights include, among other things, worldwide patent rights, patent applications, copyrights, industrial designs, know-how and related rights used by us in our dry strip products. As a result of this transaction, Lam granted us a worldwide, non-exclusive, non-transferable, royalty free license to use the intellectual property rights sold by us. The license allows us to make and sell 300 mm dry strip wafer processing equipment for semiconductor applications through September 2013. We will continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely. As a result of this continuing interest in the dry strip business, the sale of the intellectual property rights and other assets to Lam have been reported in continuing operations.

        The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. In addition, consolidation and partnering within the semiconductor manufacturing industry is increasing. We expect these trends to continue to reduce the number of our potential customers. This growing concentration of Axcelis' customers may increase pricing pressure as higher percentages of our total revenue are tied to the buying decisions of a particular customer or a small number of customers. Our net revenue from our ten largest customers accounted for 70.6% of total revenue for the year ended December 31, 2012 compared to, 68.6%, and 62.7% of revenue for the years ended December 31, 2011 and 2010, respectively.

        Weak industry conditions that began in mid-2011 continued through 2012. This resulted in a decline in our 2012 revenues as compared with 2011, with ongoing weak sales of ion implant and dry strip systems in addition to lower aftermarket revenues, which were negatively impacted by low fab utilization rates and customers holding back on spending for consumables, spare parts and upgrades.

During this period of market uncertainty, we continued to align our organization with market demands. In addition to tight control of discretionary spending, we also implemented other actions including headcount reductions and three weeks of unpaid shutdowns. Our 2012 results also reflect efforts in recent years to lower our breakeven revenue levels to avoid significant losses in a downturn, while continuing to invest a significant portion of our personnel and financial resources in research and development programs. Although future market conditions are difficult to predict, we anticipate the industry will continue to experience similar conditions into 2013.

        In the event that industry conditions cause the demand for our products to decline in future periods, we believe that we can align manufacturing and operating expense levels to changing business conditions and provide sufficient liquidity to support operations.

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

        We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management's most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies see Notes to Consolidated Financial Statements Note 2. Summary of Significant Accounting Policies.

Revenue Recognition

        Our revenue recognition policy involves significant judgment by management. As described below, we consider a broad array of facts and circumstances in determining when to recognize revenue, including contractual future service obligations to the customer, the complexity of the customer's post-delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post-delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, we may have to revise our revenue recognition policy, which could delay the timing of revenue recognition.

        Our system sales transactions are made up of multiple elements, including the system itself and elements that are not delivered simultaneously with the system. These undelivered elements might include a combination of installation services, extended warranty and support and spare parts, all of which are generally covered by a single sales price. In January 2011, we adopted the accounting standards update for multiple deliverable revenue arrangements, as required, using the prospective method. Accordingly, this guidance is being applied to all system revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. There was no material impact on our financial position, results of operations or cash flows upon adoption.

        The impact of adopting this amended guidance on our results of operations has been limited to transactions involving the sale of systems. The update amended the previous guidance for multiple-element arrangements. Pursuant to the amended guidance, our system revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer. If the criteria are met, then the consideration received is allocated among the separate units based on their relative selling price, and the revenue is recognized separately for each of the separate units.

        We determine selling price for each unit of accounting (element) using vendor specific objective evidence ("VSOE") or third-party evidence ("TPE"), if they exist, otherwise, we use best estimated selling price ("BESP"). The Company generally expects that it will not be able to establish TPE due to the nature of its products, and, as such, the Company typically will determine selling price using VSOE or BESP.

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

        For initial shipments of systems with new technologies or in the small number of instances where we are unsure of meeting the customer's specifications or obtaining customer acceptance upon shipment of the system, we will defer the recognition of systems revenue and related costs until written customer acceptance of the system is obtained. This deferral period is generally within twelve months of shipment.

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

        We completed a test for recoverability due to indicators present at December 31, 2012; specifically the carrying value of our net assets exceeded our current market capitalization. As of December 31, 2012, the undiscounted cash flows used in the analysis significantly exceeded the carrying value of our assets. As a result no impairment was recorded. The undiscounted cash flows used in the analysis were derived from our long-term strategic plan.

        We did not record an impairment charge for the years ended December 31, 2011, or 2010.

Accounts Receivable—Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is established based on a specific assessment of collectability of our customer accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

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

        In 2012, we recorded a $14.5 million increase to our inventory reserves. During the fourth quarter, as a result of industry consensus indicating that the semiconductor industry downturn will continue into 2013, along with our internal projections, we performed a comprehensive review and analysis of our worldwide inventory levels based on historic and projected inventory requirements for all of our products, components and parts. As a result, we recorded a $13.4 million increase to inventory reserves in the fourth quarter of 2012.

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

Share-Based Compensation

        Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate.

        We use the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

        We are responsible for estimating volatility and have considered a number of factors when estimating volatility. Our method of estimating expected volatility for all stock options granted relies on a combination of historical and implied volatility. We believe that this blended volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's current expectations of future volatility.

        The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award.

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

        We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and net operating loss and tax credit carryforwards.

        Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and income tax accounting.

        We establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant management judgment is required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets.

        We evaluate the weight of all available evidence such as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

        Based on our level of deferred tax assets as of December 31, 2012 and our level of historical U.S. losses, we have determined that the current uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is required on a portion of our foreign deferred tax assets.

        Our income tax expense includes the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties as operating expense.

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenue:

	Years Ended December 31,
	2012	2011	2010
Revenue:
Product	85.7%	90.0%	88.2%
Service	14.3	10.0	11.8

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	60.8	56.8	61.1
Services	10.6	7.3	7.7

Total cost of revenue	71.4	64.1	68.8

Gross profit	28.6	35.9	31.2
Operating expenses:
Research and development	19.9	14.8	14.4
Sales and marketing	12.7	9.1	10.0
General and administrative	13.1	9.8	11.7
Gain on sale of dry strip systems assets and intellectual property	(3.9)	—	—
Restructuring charges	2.0	—	—

Total operating expenses	43.8	33.7	36.1

Income (loss) from operations:	(15.2)	2.2	(4.9)
Other income (expense):
Interest income	—	—	—
Other, net	(0.7)	0.1	(1.5)

Total other income (expense)	(0.7)	0.1	(1.5)

Income (loss) before income taxes	(15.9)	2.3	(6.4)
Income taxes	0.8	0.7	—

Net income (loss)	(16.7)%	1.6%	(6.4)%

Revenue

        The following table sets forth our revenues.

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)
Revenues:
Product	$174,309	$287,324	$(113,015)	(39.3)%	$287,324	$242,771	$44,553	18.4%
Percentage of revenues	85.7%	90.0%			90.0%	88.2%
Service	29,076	32,092	(3,016)	(9.4)%	32,092	32,441	(349)	(1.1)%
Percentage of revenues	14.3%	10.0%			10.0%	11.8%

Total revenues	$203,385	$319,416	$(116,031)	(36.3)%	$319,416	$275,212	$44,204	16.1%

2012 Compared with 2011

Product

        Product revenue which includes system sales, sales of spare parts and product upgrades was $174.3 million or 85.7% of revenue in 2012, compared with $287.3 million, or 90.0% or revenue in 2011. The decrease in product revenue in 2012 is attributable to the continued weak semiconductor market and a related decrease in capital spending by semiconductor manufacturers during 2012. Ongoing weak sales of our ion implant and dry strip systems combined with our customers' suspended spending for consumables, spare parts and upgrades resulted in this decline in product revenue in 2012 compared with 2011.

        Approximately 23.4% of systems revenue in 2012 was from sales of 200mm products and 76.6% was from sales of 300mm products, compared with 24.9% and 75.1% for sales of 200mm products and 300mm products in 2011, respectively.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2012 and 2011 was $6.9 million and $12.3 million, respectively. The decrease was mainly due to the decrease in systems sales in 2012 and the timing of acceptance of deferred system sales.

Service

        Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $29.1 million, or 14.3% of revenue for 2012, compared with $32.1 million, or 10.0% of revenue for 2011. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service. The decrease during 2012 was primarily due to a decrease in fabrication utilization in the semiconductor industry during 2012.

2011 Compared with 2010

        Revenue increased significantly in 2011 compared to 2010 as the Company benefited from improving market conditions and increased capacity utilization at customers' manufacturing facilities during the first half of 2011. However during the second half of 2011, deterioration within the industry environment resulted in a decrease in our revenues as compared to the first half of the year.

Product

        Product revenue was $287.3 million or 90.0% of revenue in 2011, compared with $242.8 million, or 88.2% of revenue in 2010. The increase in product revenue in 2011 is attributable to the strengthening of the semiconductor market and a related increase in capital spending by semiconductor manufacturers during the first half of 2011. However, our revenues decreased during the second half of 2011 due to the weakening of the semiconductor market and the related delay in capital spending by semiconductor manufacturers. In addition, we had delays in key penetrations in the second half of 2011. These delays were a function of poor market conditions and issues in our prioritization of new technology. Despite this market slowdown we believe we gained market traction with our single wafer ion implant systems. During 2011, we also gained market share with our Integra dry strip products.

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

Service

        Service revenue was $32.1 million, or 10.0% of revenue for 2011, compared with $32.4 million, or 11.8% of revenue, for 2010. The slight decrease during 2011 was primarily due to a decrease in fabrication utilization in the semiconductor industry particularly during the second half of 2011.

Revenue Categories used by Management

        As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

2012 Compared with 2011

Ion Implant

        Included in total revenue of $203.4 million in 2012 is revenue from sales of ion implantation products and related service of $156.1 million, or 76.7% of total revenue, compared with $237.9 million, or 74.5%, of total revenue in 2011. The dollar decrease was due to the factors discussed above for product revenue. Annual revenue from the sale of ion implantation products and service typically averages from 70% to 80% of total revenue.

Aftermarket

        The Company's product revenue includes sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the "aftermarket" business. Included in total revenue of $203.4 million in 2012 is revenue from our aftermarket business of $124.1 million, compared to $147.6 million for 2011. Aftermarket revenue generally increases with expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service. The decrease in aftermarket revenue in 2012 compared to 2011 was due to a decrease in fabrication utilization in the semiconductor industry during 2012.

2011 Compared with 2010

Ion Implant

        Included in total revenue of $319.4 million in 2011 is revenue from sales of ion implantation products and related service of $237.9 million, or 74.5% of total revenue, compared with $232.4 million, or 84.4%, of total revenue in 2010. The dollar increase was due to the factors discussed above for product revenue.

Aftermarket

        Included in total revenue of $319.4 million in 2011 is revenue from our aftermarket business of $147.6 million, compared to $142.2 million for 2010.

Gross Profit / Gross Margin

        The following table sets forth our gross profit.

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)
Gross Profit:
Product	$50,716	$106,083	$(55,367)	(52.2)%	$106,083	$74,724	$31,359	42.0%
Product gross margin	29.1%	36.9%			36.9%	30.8%
Service	7,455	$8,654	(1,199)	(13.9)%	8,654	$11,114	(2,460)	(22.1)%
Service gross margin	25.6%	27.0%			27.0%	34.3%

Total gross profit	$58,171	$114,737	$(56,566)	(49.3)%	$114,737	$85,838	$28,899	33.7%

Gross margin	28.6%	35.9%			35.9%	31.2%

2012 Compared with 2011

Product

        Gross margin from product revenue was 29.1% for the twelve months ended December 31, 2012, compared to 36.9% for the twelve months ended December 31, 2011, a decrease of 7.8 percentage points. Gross profit decreased by 7.7 percentage points due to a higher excess inventory provision of $13.4 million recorded during the fourth quarter of 2012, as a result of our comprehensive review of our worldwide inventory levels. Lower systems sales volumes and the related unfavorable absorption of fixed overhead costs also contributed to the reduction in gross profit by 9.0 percentage points. These decreases were partially offset by an 8.9 percentage point increase in gross profit resulting from a higher margin mix of parts and upgrade revenue.

Service

        Gross margin from service revenue was 25.6% for the twelve months ended December 31, 2012, compared to 27.0% for the twelve months ended December 31, 2011. The decrease in gross profit is attributable to changes in the mix of service contracts and the unfavorable absorption of fixed service costs.

2011 Compared with 2010

Product

        Gross profit from product revenue was 36.9% for the twelve months ended December 31, 2011, compared to 30.8% for the twelve months ended December 31, 2010. The increase in gross profit of 6.1 percentage points is due primarily to a favorable mix of products at higher margins and leveraging our on-going efforts to drive labor and material productivity through efficient use of labor and our global sourcing efforts.

Service

        Gross profit from service revenue was 27.0% for the twelve months ended December 31, 2011, compared to 34.3% for the twelve months ended December 31, 2010. The decrease in gross profit is attributable to changes in the mix of service contracts and the unfavorable absorption of fixed service costs.

Operating Expenses

        The following table sets forth our operating expenses:

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)
Research and development	$40,401	$47,176	(6,775)	(14.4)%	$47,176	$39,524	$7,652	19.4%
Percentage of revenues	19.9%	14.8%			14.8%	14.4%
Sales and marketing	25,889	29,255	(3,366)	(11.5)%	29,255	27,549	1,706	6.2%
Percentage of revenues	12.7%	9.2%			9.2%	10.0%
General and administrative	26,554	31,174	(4,620)	(14.8)%	31,174	32,132	(958)	(3.0)%
Percentage of revenues	13.1%	9.8%			9.8%	11.7%
Gain on sale of dry strip assets and intellectual property	(7,904)	—	(7, 904)	—	—	—	—	—
Percentage of revenues	(3.9)%	0.0%			0.0%	0.0%
Restructuring charges	4,169	—	4,169	—	—	—	—	—
Percentage of revenues	2.0%	0.0%			0.0%	0.0%

Total operating expenses	$89,109	$107,605	$(18,496)	17.2%	$107,605	$99,205	$8,400	8.5%

Percentage of revenues	43.8%	33.7%			33.7%	36.1%

        Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $52.5 million, or 56.5% of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property of $7.9 million and restructuring charges of $4.2 million, for the year ended December 31, 2012; $62.5 million, or 58.1%, of our total operating expenses for the year ended December 31, 2011; and $56.9 million, or 57.4%, of our total operating expenses for the year ended December 31, 2010.

        In 2012, we continued to align our organization with market demands and tightened control over our discretionary spending. As a result of the current economic conditions in the semiconductor industry, we took a number of actions during 2012 to reduce our operating expenses and manage our cash. These actions included a reduction in our global workforce, focusing our R&D spending on critical programs and asking our employees to take three weeks of unpaid shutdowns.

        The impact of these actions and our operating results are discussed below.

Research and Development

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)
Research and development	$40,401	$47,176	(6,775)	(14.4)%	$47,176	$39,524	$7,652	19.4%
Percentage of revenues	19.9%	14.8%			14.8%	14.4%

        Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2012 Compared with 2011

        Research and development expense was $40.4 million in 2012, a decrease of approximately $6.8 million, or 14.4%, compared with $47.2 million in 2011. The decrease was primarily due to the reduction in payroll costs of $2.4 million as a result of lowering our headcount through reductions in force and the cost savings realized by three weeks of unpaid furloughs taken by our employees. As we focused our R&D spend on critical programs, consulting and project material costs decreased by $2.6 million and depreciation expense for internal use assets used as demonstration and/or test systems decreased by $1.4 million.

2011 Compared with 2010

        Research and development expense was $47.2 million in 2011, an increase of $7.7 million, or 19.4%, compared with $39.5 million in 2010. The increase was primarily due to higher payroll costs of $3.8 million as a result of an increase in headcount. Depreciation costs for internal use assets used as demonstration and/or test systems of $1.8 million, increased project material costs of $1.1 million, and increased professional fee expenses $1.0 million also contributed.

Sales and Marketing

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)
Sales and marketing	$25,889	$29,255	$(3,366)	(11.5)%	$29,255	$27,549	$1,706	6.2%
Percentage of revenues	12.7%	9.2%			9.2%	10.0%

        Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2012 Compared with 2011

        Sales and marketing expense was $25.9 million in 2012, a decrease of $3.4 million, or 11.5%, compared with $29.3 million in 2011. The decrease was primarily due to the reduction in payroll costs of $5.0 million as a result of lowering our headcount through reductions in force and the cost savings realized by three weeks of unpaid furloughs taken by our employees. In addition, freight expenses decreased by $0.5 million due to lower shipments and travel costs decreased by $0.8 million due to reduced travel. The decreases in expenses were partially offset by a one-time marketing expense of $2.1 million associated with our evaluation programs and an increase in consulting expenses of $0.4 million.

2011 Compared with 2010

        Sales and marketing expense was $29.3 million in 2011, an increase of $1.7 million, or 6.2%, compared with $27.5 million in 2010. The increase was driven primarily by increased payroll costs of $2.5 million, increased travel costs of $0.4 million and increased freight costs of $0.1 million due to increased system shipments during the first half of 2011, offset by a decrease in supplies and marketing costs of $1.6 million.

General and Administrative

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)
General and administrative	$26,554	$31,174	$(4,620)	(14.8)%	$31,174	$32,132	$(958)	(3.0)%
Percentage of revenues	13.1%	9.8%			9.8%	11.7%

2012 Compared with 2011

        General and administrative expense was $26.6 million in 2012, a decrease of $4.6 million, or 14.8% compared with $31.2 million in 2011. The decrease was due to the reduction in payroll costs of $2.6 million as a result of lowering our headcount through reductions in force and the cost savings realized by three weeks of unpaid furloughs taken by our employees, lower facility related costs of $1.1 million, which were partially due to the three weeks of plant shutdowns, lower professional fees of $0.3 million and lower consulting costs of $0.6 million.

2011 Compared with 2010

        General and administrative expense was $31.2 million in 2011, a decrease of $1.0 million, or 3.0% compared with $32.1 million in 2010. The lower general and administrative expense in 2011 was driven primarily by decreased incentive compensation expense of $1.9 million and professional fees of $1.0 million. The decrease was partially offset by increased salaries and related expenses of $1.3 million, which was primarily comprised of increases in salary expense of $0.3 million, stock compensation expense of $0.3 million, fringe benefit expense of $0.4 million and separation costs of $0.3 million associated with the retirement of a former executive of the Company.

Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, we entered into a strategic collaboration agreement with Lam. As part of the agreement, we sold our dry strip system assets and intellectual property to Lam Research. The purchase price was $10.7 million, of which $2.0 million is contingent upon reaching certain milestones. The $7.9 million gain on sale of dry strip assets and intellectual property is comprised of the $8.7 million in proceeds received for the sale, offset by approximately $0.8 million of product and material costs related to the lab system and other components purchased by Lam.

Restructuring

        During 2012, we implemented a reduction in force to improve the focus of our operations, control costs to achieve future profitability and conserve cash. We recorded a restructuring expense for severance and related costs of $4.2 million, which included a $0.1 million non-cash charge related to the modification of a share-based award during twelve months ended December 31, 2012. Approximately $0.5 million of the restructuring costs were associated with the sale of the dry strip assets and intellectual property.

Other Income (Expense)

2012 Compared with 2011

        Other expense was $1.5 million for the twelve months ended December 31, 2012 compared to other income of $0.3 million for the twelve months ended December 31, 2011. Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances and bank fees associated with maintaining our credit facility.

        During the years ended December 31, 2012 and 2011, we had no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements

2011 Compared with 2010

        Other income was $0.3 million for the twelve months ended December 31, 2011 compared to other expense of $3.9 million for the twelve months ended December 31, 2010. For the year ended December 31, 2011 the Company incurred $1.2 million of foreign exchange gains. For the year ended December 31, 2010 the Company incurred $1.9 million of foreign exchange losses. Included in foreign exchange losses in 2010 are $0.3 million of foreign exchange losses relating to currency hedging activities.

Income Taxes

        Income tax expense was $1.6 million, $2.4 million and $0.3 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Our income tax expense is due primarily to operating results of foreign entities in jurisdictions in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for such losses in the United States and certain European taxing jurisdictions.

        During 2012, we settled a tax dispute with a foreign jurisdiction for an amount, $0.9 million, equal to the charge we had previously recorded in 2011 related to an uncertain tax position. The settlement did not have an impact on our results of operations or cash flows for the twelve months ended December 31, 2012.

        During 2010, the Company performed an evaluation of the deferred tax assets of certain of our foreign subsidiaries for which we had previously established a valuation allowance. Based on the subsidiaries' recent and expected ability to generate taxable income, the Company reduced the subsidiaries' corresponding valuation allowance and recognized a tax benefit of $1.3 million.

Liquidity and Capital Resources

        Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure does not vary significantly with changes in volume, which limits our ability to reduce costs in proportion to declining sales. We have tried to reduce operating expense to achieve profitability towards the lower end of our quarterly revenue swings. Therefore, we experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

        Although the Company generated operating cash in the third and fourth quarters of 2012, in the full year 2012, $10.6 million of cash was used to support operating activities. Cash generation in the last two quarters was due to tight management of material purchases. This compares to cash generated by operations of $3.5 million in 2011. The $14.1 million increase in cash used by operations in 2012 was predominately driven by the Company's loss from operations excluding non-cash charges for depreciation and amortization and stock based compensation expense. The $8.7 million in cash received in the Lam transaction in December 2012, partially offset the use of cash in operations, resulting in cash and cash equivalents at December 31, 2012 of $45.0 million, compared to $46.9 million at

December 31, 2011. Working capital at December 31, 2012 was $145.4 million. Approximately $15.0 million of cash was located in foreign jurisdictions as of December 31, 2012.

        Capital expenditures were $0.6 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively. We have no significant capital projects planned for 2013 and total capital expenditures for 2013 are projected to remain consistent with 2012. Future capital expenditures beyond 2013 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

        We have outstanding standby letters of credit, statutory liability deposits and surety bonds in the amount of $5.5 million to support certain operating programs, workers' compensation insurance, and certain value added tax claims in Europe, of which $0.1 million at December 31, 2012 was supported by cash pledged as collateral. The pledged cash is reflected as current restricted cash on the consolidated balance sheet.

        The following represents our commercial commitments as of December 31, 2012 (in thousands):

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	2013	2014-2015
Surety bonds	$1,816	$1,164	$652
Standby letters of credit	3,575	3,575	—
Statutory liability deposits	106	106	—

	$5,497	$4,845	$652

        The following represents our contractual obligations as of December 31, 2012 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017
Purchase order commitments	$14,879	$14,879	$—	$—
Operating leases	6,143	3,057	2,862	224

	$21,022	$17,936	$2,862	$224

        We have no off-balance sheet arrangements at December 31, 2012.

        We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $118.0 million at December 31, 2012. These carryforwards, which expire principally between 2013 and 2032, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

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

        Our revolving credit facility with a bank provides for borrowings up to $30 million based primarily on accounts receivable. The facility has certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. We use the facility to support letters of credit and for short term borrowing as needed. At December 31, 2012, our available borrowing capacity under the credit facility was $17.3 million and we were compliant with all covenants of the loan agreement. There were no borrowings against this facility during the twelve months ended December 31, 2012.

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

Related-Party Transactions

        There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2012, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents at December 31, 2012. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenues are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the years ended December 31, 2012 and 2011, approximately 29% and 21% of our revenue were derived from foreign operations with this inherent risk. In addition, at both December 31, 2012 and 2011, our operations outside of the United States accounted for approximately 42% and 37% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar.

Item 8.    Financial Statements and Supplementary Data.

        Response to this Item is submitted as a separate section of this report immediately following Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework.

        Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axcelis Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Axcelis Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Axcelis Technologies, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2013

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013 (the "Proxy Statement") captioned:

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

  •
  "Other Matters—Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        A portion of the information required by Item 12 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

  •
  "Share Ownership of 5% Stockholders,"

  •
  "Share Ownership of Directors and Executive Officers," and

  •
  "Proposal 3: Approval of Amendment to the 2012 Equity Incentive Plan—Current Equity Compensation Plan Information."

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Report:

1)
Financial Statements:

  2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects to the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2013

 Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve months ended December 31,
	2012	2011	2010
Revenue
Product	$174,309	$287,324	$242,771
Services	29,076	32,092	32,441

Total revenue	203,385	319,416	275,212

Cost of revenue
Product	123,593	181,241	168,047
Services	21,621	23,438	21,327

Total cost of revenue	145,214	204,679	189,374

Gross profit	58,171	114,737	85,838
Operating expenses
Research and development	40,401	47,176	39,524
Sales and marketing	25,889	29,255	27,549
General and administrative	26,554	31,174	32,132
Gain on sale of dry strip assets and intellectual property	(7,904)	—	—
Restructuring charges	4,169	—	—

Total operating expenses	89,109	107,605	99,205

Income (loss) from operations	(30,938)	7,132	(13,367)
Other income (expense)
Interest income	45	42	96
Other, net	(1,495)	297	(3,990)

Total other income (expense)	(1,450)	339	(3,894)

Income (loss) before income taxes	(32,388)	7,471	(17,261)
Income taxes	1,646	2,394	312

Net income (loss)	$(34,034)	$5,077	$(17,573)

Net income (loss) per share
Basic	$(0.32)	$0.05	$(0.17)

Diluted	$(0.32)	$0.05	$(0.17)

Shares used in computing net income (loss) per share
Basic	107,619	106,234	104,522

Diluted	107,619	109,098	104,522

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Twelve months ended December 31,
	2012	2011	2010
Net income (loss)	$(34,034)	$5,077	$(17,573)
Other comprehensive income:
Foreign currency translation adjustments	642	(1,465)	1,384
Actuarial net (loss) gain from pension plan, net of benefit (taxes) of $178, ($4) and $151	(399)	10	(291)

Comprehensive income (loss)	$(33,791)	$3,622	$(16,480)

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$44,986	$46,877
Accounts receivable, net	24,843	35,071
Inventories, net	100,234	120,023
Restricted cash	106	—
Prepaid expenses and other current assets	5,056	10,062

Total current assets	175,225	212,033
Property, plant and equipment, net	34,413	37,204
Long-term restricted cash	—	104
Other assets	12,520	19,904

Total assets	$222,158	$269,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,166	$19,551
Accrued compensation	7,283	8,437
Warranty	1,700	3,556
Income taxes	278	495
Deferred revenue	6,423	10,786
Other current liabilities	3,932	4,647

Total current liabilities	29,782	47,472
Long-term deferred revenue	456	1,488
Other long-term liabilities	5,844	5,730

Total liabilities	36,082	54,690
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 108,293 shares issued and 108,173 shares outstanding at December 31, 2012; 106,809 shares issued and 106,689 shares outstanding at December 31, 2011	108	107
Additional paid-in capital	504,643	499,332
Treasury stock, at cost, 120 shares at December 31, 2012 and 2011	(1,218)	(1,218)
Accumulated deficit	(322,477)	(288,443)
Accumulated other comprehensive income	5,020	4,777

Total stockholders' equity	186,076	214,555

Total liabilities and stockholders' equity	$222,158	$269,245

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	104,212	$104	$488,321	$(1,218)	$(275,947)	$5,139	$216,399

Net loss	—	—	—	—	(17,573)	—	(17,573)
Foreign currency translation adjustments	—	—	—	—	—	1,384	1,384
Change in pension	—	—	—	—	—	(291)	(291)
Exercise of stock options	704	1	552	—	—	—	553
Issuance of shares under Employee Stock Purchase Plan	280	1	637	—	—	—	638
Issuance of restricted common shares	262	—	(201)	—	—	—	(201)
Issuance of restricted shares in satisfaction of accrued compensation	448	—	570	—	—	—	570
Stock-based compensation expense	—	—	4,088	—	—	—	4,088

Balance at December 31, 2010	105,906	106	493,967	(1,218)	(293,520)	6,232	205,567
Net income	—	—	—	—	5,077	—	5,077
Foreign currency translation adjustments	—	—	—	—	—	(1,465)	(1,465)
Change in pension	—	—	—	—	—	10	10
Exercise of stock options	372	—	288	—	—	—	288
Issuance of shares under Employee Stock Purchase Plan	398	1	502	—	—	—	503
Issuance of restricted common shares	133	—	(112)	—	—	—	(112)
Stock-based compensation expense	—	—	4,687	—	—	—	4,687

Balance at December 31, 2011	106,809	107	499,332	(1,218)	(288,443)	4,777	214,555
Net loss	—	—	—	—	(34,034)	—	(34,034)
Foreign currency translation adjustments	—	—	—	—	—	642	642
Change in pension	—	—	—	—	—	(399)	(399)
Exercise of stock options	1,148	1	967	—	—	—	968
Issuance of shares under Employee Stock Purchase Plan	306	—	390	—	—	—	390
Issuance of restricted common shares	30	—	(22)	—	—	—	(22)
Stock-based compensation expense	—	—	3,976	—	—	—	3,976

Balance at December 31, 2012	108,293	$108	$504,643	$(1,218)	$(322,477)	$5,020	$186,076

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Twelve months ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(34,034)	$5,077	$(17,573)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,877	8,497	7,045
Gain on sale of dry strip assets and intellectual property	(7,904)	—	—
Deferred taxes	826	585	(1,525)
Other	186	28	—
Stock-based compensation expense	3,976	4,687	4,088
Provision for excess inventory	14,492	1,015	2,015
Changes in operating assets & liabilities
Accounts receivable	10,478	22,692	(38,652)
Inventories	5,903	(11,870)	3,549
Prepaid expenses and other current assets	4,386	3,049	(3,469)
Accounts payable and other current liabilities	(13,490)	(17,940)	32,276
Deferred revenue	(5,396)	(4,006)	10,601
Income taxes	(225)	507	(1,406)
Other assets and liabilities	3,328	(8,788)	(2,841)

Net cash (used for) provided by operating activities	(10,597)	3,533	(5,892)
Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	8,716	—	—
Expenditures for property, plant, and equipment	(591)	(2,124)	(1,403)
(Increase) decrease in restricted cash	(2)	3	7,056

Net cash provided by (used for) investing activities	8,123	(2,121)	5,653
Cash flows from financing activities
Financing fees and other expenses	—	(200)	(523)
Proceeds from exercise of stock options	968	288	553
Proceeds from Employee Stock Purchase Plan	331	503	569

Net cash provided by financing activities	1,299	591	599
Effect of exchange rate changes on cash	(716)	(869)	363

Net (decrease) increase in cash and cash equivalents	(1,891)	1,134	723
Cash and cash equivalents at beginning of period	46,877	45,743	45,020

Cash and cash equivalents at end of period	$44,986	$46,877	$45,743

Cash paid for:
Income taxes	$848	$515	$2,286
Issuance of restricted common stock in satisfaction of accrued compensation	—	—	$570

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1.  Nature of Business

        Axcelis Technologies, Inc. ("Axcelis" or the "Company") was incorporated in Delaware in 1995, and is a worldwide producer of ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry.

        In December 2012, the Company sold its intellectual property rights and certain assets relating to the Company's dry strip product line for cash proceeds of $8.7 million. As a result of this transaction, the Company will cease the sale of 300 mm dry strip wafer processing equipment in 2013. The Company will be able to continue to sell dry strip systems for smaller wafers until December 2015 and to support its installed base of all dry strip systems indefinitely. See Note 3 for additional information relating to the accounting for the sale of the dry strip assets and intellectual property.

Note 2.  Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the footnotes.

(a)    Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Events occurring subsequent to December 31, 2012 have been evaluated for potential recognition or disclosure in the consolidated financial statements. See Note 20 for additional information relating to subsequent events.

(b)    Use of Estimates

        The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the realizable value of inventories, valuing share-based compensation instruments and valuation allowances for deferred tax assets. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

(c)    Foreign Currency

        The Company has determined the functional currency for substantially all operations outside the United States is the local currency. Financial statements for these operations are translated into United States dollars at year-end rates as to assets and liabilities and average exchange rates during the year as to revenue and expenses. The resulting translation adjustments are recorded in stockholders' equity as an element of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

        For the year ended December 31, 2012 the Company realized $0.9 million of foreign exchange losses. For the year ended December 31, 2011 the Company realized $1.2 million of foreign exchange gains. For the year ended December 31, 2010 the Company incurred $1.9 million of foreign exchange losses.

(d)    Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market securities and certificates of deposit. Cash equivalents are carried on the balance sheet at fair market value.

(e)    Inventories

        Inventories are carried at lower of cost, determined using the first-in, first-out ("FIFO") method, or market. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or market. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

        The Company records an allowance for estimated excess inventory. The allowance is determined using management's assumptions of materials usage, based on estimates of demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

(f)    Property, Plant and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization.

        Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Buildings	40 years
Machinery and equipment	3 to 10 years

        Repairs and maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized.

(g)    Impairment of Long-Lived Assets

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

        The Company completed a test for recoverability due to indicators present at December 31, 2012; specifically the carrying value of its net assets exceeded its current market capitalization. As of December 31, 2012, the undiscounted cash flows used in the analysis significantly exceeded the carrying value of the Company's assets. As a result no impairment was recorded. The undiscounted cash flows used in the analysis were derived from the Company's long-term strategic plan.

        The Company did not record an impairment charge for the years ended December 31, 2011, or 2010.

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

(h)    Concentration of Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company's cash equivalents are principally maintained in an investment grade money-market fund.

        The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

        The Company exposure to market risk for changes in interest rates relates primarily to cash equivalents. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities. The Company does not use derivative financial instruments to manage its investment portfolio and does not expect operating results or cash flows to be affected to any significant degree by any change in market interest rates.

        The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. For selected overseas sales, the Company requires customers to obtain letters of credit before product is shipped. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts monthly. The Company does not have any off-balance sheet credit exposure related to its customers.

        The Company's customers consist of semiconductor manufacturers located throughout the world and net sales to its ten largest customers accounted for 70.6%, 68.6% and 62.7% of revenue in 2012, 2011 and 2010, respectively.

        For the years ended December 31, 2012, 2011 and 2010, the Company had one customer represent 18.2%, 21.2% and 18.6% of total revenues, respectively, for each of the periods presented.

        For the year ended December 31, 2012, the Company had two customers account for 11.9% and 11.5% of consolidated accounts receivable, respectively. For the year ended December 31, 2011, the Company had one customer represent 27.2% of consolidated accounts receivable.

        Some of the components and sub-assemblies included in the Company's products are obtained either from a sole source or a limited group of suppliers. Disruption to the Company's supply source, resulting either from depressed economic conditions or other factors, could affect its ability to deliver products to its customers.

(i)    Revenue Recognition

        The Company's revenue recognition policy involves significant judgment by management. As described below, the Company considers a broad array of facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the complexity of the customer's post-delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post-delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, the Company may have to revise its revenue recognition policy, which could delay the timing of revenue recognition.

        The Company's system sales transactions are made up of multiple elements, including the system itself and elements that are not delivered simultaneously with the system. These undelivered elements might include a combination of installation services, extended warranty and support and spare parts, all of which are covered generally by a single sales price. On January 1, 2011, the Company adopted the accounting standards update for multiple deliverable revenue arrangements, as required, using the prospective method. Accordingly, this guidance is being applied to all system revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. There was no material impact on our financial position, results of operations or cash flows upon adoption.

        The impact of adopting this amended guidance on the Company's results of operations has been limited to transactions involving the sale of systems. The update amended the previous guidance for multiple-element arrangements. Pursuant to the amended guidance, the Company's system revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer. If the criteria are met, then the consideration received is allocated among the separate units based on their relative selling price, and the revenue is recognized separately for each of the separate units.

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

        The Company generally recognizes revenue for products which have demonstrated market acceptance at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The majority of its systems are designed and tailored to meet the customer's specifications, as outlined in the contract between the customer and the Company, which may be the Company's standard specification. To ensure that the customer's specifications are satisfied, many customers request that new systems be tested at the Company's facilities prior to shipment, normally with the customer present, under conditions that substantially replicate the customer's production environment and the customer's criteria are confirmed to have been met. The Company believes the risk of failure to complete a system installation is remote. Should an installation not be completed successfully, the contractual provisions do not provide for forfeiture, refund or other purchase price concession beyond those prescribed by the provisions of the Uniform Commercial Code applicable generally to such transactions.

        For initial shipments of systems with new technologies or in the small number of instances where the Company is unsure of meeting the customer's specifications or obtaining customer acceptance upon shipment of the system, it will defer the recognition of systems revenue and related costs until written customer acceptance of the system is obtained. This deferral period is generally within twelve months of shipment.

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

(j)    Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenue.

(k)    Stock-Based Compensation

        The Company recognizes compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments using the Black- Sholes option pricing model, adjusted for expected forfeitures. Stock-based compensation expense is recognized ratably over the requisite service period.

        See Note 13 for additional information relating to stock-based compensation.

(l)    Income Taxes

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

(m)    Computation of Net Income (Loss) per Share

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

        The Company incurred net losses for years ended December 31, 2012 and December 31, 2010, and has excluded 1,563,417 and 3,230,705 incremental shares attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive.

        The components of net income (loss) per share are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Income (loss) available to common stockholders	$(34,034)	$5,077	$(17,573)

Weighted average common shares outstanding used in computing basic net income (loss) per share	107,619	106,234	104,522
Incremental shares	—	2,864	—

Weighted average common shares outstanding used in computing diluted net income (loss) per share	107,619	109,098	104,522

Net income (loss) per share
Basic	$(0.32)	$0.05	$(0.17)
Diluted	$(0.32)	$0.05	$(0.17)

(n)    Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

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

Accounting Standards or Updates Not Yet Effective

        On February 5, 2013, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This update is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. As this update only requires enhanced disclosure, the adoption of this update will not impact our financial position or results of operations.

Note 3.  Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, the Company entered into a purchase agreement with Lam Research Corporation ("Lam"). As part of the agreement, the Company sold its dry strip system assets and intellectual property to Lam. The purchase price was $10.7 million, of which $2.0 million is contingent upon reaching certain milestones. The $7.9 million gain on sale of dry strip assets and intellectual property is comprised of the $8.7 million proceeds received for the sale, offset by approximately $0.8 million of product and material costs related to the lab system and other components purchased by Lam.

        The Company determined that the sale would not be accounted for as a discontinued operation due to the continuing involvement it has as a result of the royalty free license granted to the Company and other factors as discussed below.

        Lam granted the Company a worldwide, non-exclusive, non-transferable, royalty free license to use the intellectual property rights sold by the Company under the Asset Purchase Agreement. The perpetual license allows the Company to make and sell 300 mm dry strip wafer processing equipment for semiconductor applications through September 2013, make and sell 200 mm products through December 2015 and to support the Company's installed base of all dry strip equipment on a perpetual basis. As a result of this continuing involvement, the transaction has been recorded in continuing operations.

        The Company will recognize the contingencies as the milestones are achieved, in accordance with the accounting guidance for gain contingencies. The Company expects to achieve the transition milestones over various periods through the first half of 2014. As the milestones are achieved, the proceeds will be recorded as part of the gain on sale of dry strip assets and intellectual property.

Note 4.  Restricted Cash

        The components of restricted cash are as follows:

	December 31,
	2012	2011
	(in thousands)
Statutory liability deposit	$106	$104

        In addition to the statutory liability deposit, the Company has surety bonds related to value added tax claims and refunds in Europe of approximately $1.8 million at December 31, 2012 and standby letters of credit issued under the credit line of $3.6 million.

Note 5.  Accounts Receivable, net

        The components of accounts receivable are as follows:

	December 31,
	2012	2011
	(in thousands)
Trade receivables	$25,148	$35,482
Allowance for doubtful accounts	(305)	(411)

	$24,843	$35,071

Note 6.  Inventories, net

        The components of inventories are as follows:

	December 31,
	2012	2011
	(in thousands)
Raw materials	$72,013	$85,829
Work in process	12,253	25,639
Finished goods (completed systems)	15,968	8,555

	$100,234	$120,023

        When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of December 31, 2012 and 2011, inventories are stated net of inventory reserves of $33.6 million and $22.8 million respectively.

        In 2012, the Company recorded a $14.5 million increase to its excess inventory reserves. During the fourth quarter, as a result of industry consensus indicating that the semiconductor industry downturn will continue into 2013, along with the Company's internal projections, the Company performed a comprehensive review and analysis of its worldwide inventory levels based on historic and projected inventory requirements for all of its products, components and parts. As a result, the Company recorded a $13.4 million increase to inventory reserves in the fourth quarter of 2012.

        During 2012, the Company recorded a charge to cost of sales of $2.6 million due to production levels below normal capacity. There were no similar charges recorded for the year ended December 31, 2011. During 2010, the Company recorded a charge to cost of sales of $1.0 million due to below normal production capacity.

Note 7.  Property, Plant and Equipment, net

        The components of property, plant and equipment are as follows:

	December 31,
	2012	2011
	(in thousands)
Land and buildings	$78,954	$78,985
Machinery and equipment	7,118	7,020
Construction in process	455	541

Total cost	86,527	86,546
Accumulated depreciation	(52,114)	(49,342)

Property, plant and equipment, net	$34,413	$37,204

        Depreciation expense was $3.3 million, $3.5 million, and $3.6 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 8.  Assets Manufactured for Internal Use

        The components of assets manufactured for internal use, included in amounts reported as other assets, are as follows:

	December 31,
	2012	2011
	(in thousands)
Internal use assets	$21,904	$27,503
Construction in progress	1,823	—

Total cost	23,727	27,503
Accumulated depreciation	(13,948)	(10,526)

	$9,779	$16,977

        These products are used in-house for research and development, training, and customer demonstration purposes. Costs are generally depreciated to expense over five years. Depreciation expense was $3.4 million, $4.9 million, and $3.3 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 9.  Restructuring Charges

        The Company initiated reductions in force throughout 2012 to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. As a result, the Company recorded a total charge to restructuring expense of approximately $4.2 million, for severance and related costs including a $0.1 million non-cash charge for the modification of a share-based award. The Company did not incur restructuring charges for the years ended December 31, 2011 or December 31, 2010. The liability at December 31, 2012 of $0.7 million is expected to be paid in the first quarter of 2013.

        The Company's restructuring liability for the years ended December 31, 2012, 2011 and 2010 are as follows:

Severance
(In thousands)
Balance at December 31, 2009	$297
Cash payments	(126)

Balance at December 31, 2010	171
Cash payments	—

Balance at December 31, 2011	171
Severance and related costs	4,169
Cash payments	(3,551)
Non-cash items	(130)

Balance at December 31, 2012	$659

Note 10.  Product Warranty

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

        The changes in the Company's product warranty liability are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at January 1 (beginning of year)	$3,697	$2,713	$726
Warranties issued during the period	3,042	4,772	3,722
Settlements made during the period	(3,010)	(5,275)	(1,923)
Changes in estimate of liability for pre-existing warranties during the period	(1,928)	1,487	188

Balance at December 31 (end of year)	$1,801	$3,697	$2,713

Amount classified as current	$1,700	$3,556	$2,556
Amount classified as long-term	101	141	157

Total Warranty Liability	$1,801	$3,697	$2,713

Note 11.  Financing Arrangements

Bank Credit Facility

        The Company has a revolving credit facility with a bank pursuant to an Amended and Restated Loan and Security Agreement dated April 25, 2011 (the "Revolving Credit Facility"). The facility provides for borrowings up to $30 million, based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The agreement will terminate on April 10, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed.

        On March 5, 2012, the Company entered into a Second Loan Modification Agreement relating to the Revolving Credit Facility to revise financial covenants. To facilitate future availability, on September 10, 2012, the Company further modified the Revolving Credit Facility by entering into the Third Loan Modification Agreement (the "Third Modification Agreement"). The Third Modification Agreement revises the covenant setting the Company's minimum trailing six month Adjusted Net Income (as such capitalized term is defined in the agreement). All other material terms of the Revolving Credit Facility are unaffected by the Third Modification Agreement.

        At December 31, 2012, the Company's available borrowing capacity under the Revolving Credit Facility was $17.3 million and the Company was compliant with all covenants of the loan agreement. There were no borrowings against this facility during year the ended December 31, 2012.

Note 12.  Employee Benefit Plans

(a)    Defined Contribution Plan

        The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees are eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service ("IRS") limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. The Company does not match contributions; therefore, no expense was recorded for this plan in 2012, 2011 or 2010.

(b)    Other Compensation Plans

        The Company operates in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

        The Company has recorded an unfunded liability of $4.5 million and $3.7 million at December 31, 2012 and 2011, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year Ended December 31,
	2012	2011
	(in thousands)
Current:
Accrued compensation	$1,475	$1,290
Other current liabilities	—	199

Total current liabilities	1,475	1,489
Long-term:
Other long-term liabilities	$3,042	$2,243

Total liabilities	$4,517	$3,732

        The expense recorded in connection with these plans was $0.6 million, $0.7 million and $0.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13.  Stock Award Plans and Stock Based Compensation

(a)    Equity Incentive Plans

        The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the "2012 Equity Plan"), which became effective on May 2, 2012. Our 2000 Stock Plan (the "2000 Stock Plan"), expired on May 1, 2012 and no new grants may be made under that plan after this date. However, awards granted under the 2000 Stock Plan prior to the expiration remain outstanding and subject to the terms of the 2000 Stock Plan.

        The 2012 Equity Plan reserves 3.8 million shares of common stock, $0.001 par value for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents, and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) that were outstanding under the 2000 Stock Plan as of the May 2, 2012 will increase the reserve of shares available for grant under the 2012 Equity Plan.

        The term of stock options granted under these plans is specified in the award agreements. Unless a lesser term is otherwise specified by the Company's Compensation Committee of the Board of Directors, awards under the 2012 Equity Plan will expire seven years from the date of grant. In general, all awards issued under the 2000 Stock Plan expire ten years from the date of grant. Under the terms of these stock plans, the exercise price of a stock option may not be less than the fair market value of a share of the Company's common stock on the date of grant. Under the 2012 Equity Plan, fair market value is defined as the last reported sale price of a share of the common stock on a national securities exchange as of any applicable date, as long as the Company's shares are traded on such exchange.

        Stock options granted to employees generally vest over a period of four years, while stock options granted to non-employee members of the Company's Board of Directors generally vest over a period of 6 months and, once vested, are not affected by the director's termination of service to the Company. Termination of service by an employee will cause options to cease vesting as of the date of termination, and in most cases, employees will have 90 days after termination to exercise options that were vested as of the termination of employment. In general, retiring employees will have one year after termination of employment to exercise vested options. The Company settles stock option exercises with newly issued common shares.

        Restricted stock units granted to employees during 2012, 2011 and 2010 had both time-based vesting provisions and performance-based vesting provisions. Generally, unvested restricted stock unit awards expire upon termination of service to the Company. The Company settles restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period.

        As of December 31, 2012, there were 1.5 million of shares available for grant under 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

        As of December 31, 2012, there were 21.3 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and 1.0 million unvested restricted stock units outstanding under the 2000 Stock Plan.

(b)    Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the "Purchase Plan") provides effectively all of the Company's employees the opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions of up to 10% of the employee's salary as elected by the participant, subject to certain caps set forth in the Purchase Plan. Employees may purchase its common stock at 85% of the market value of the Company's common stock on the day the stock is purchased.

        The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense was $0.1 million for each of the years ended December 31, 2012, 2011, and 2010.

        As of December 31, 2012, there were a total of 2.0 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.3 million, 0.4 million and 0.3 million shares purchased under the Purchase Plan for the years ended December 31, 2012, 2011, and 2010, respectively.

(c)    Valuation of Employee Stock Options

        For the purpose of valuing stock options, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Years ended December 31,
	2012	2011	2010
Weighted-average expected volatility	97.8%-113.55%	97.8%	97.8%
Weighted-average expected term	3.8-6.1 years	6.1 years	6.2 years
Risk-free interest rate	0.45%-1.37%	1.1%-2.4%	1.5%-2.0%
Expected dividend yield	0%	0%	0%

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

        Expected term—The Company calculated the weighted average expected term for stock options granted prior to July 1, 2012, using a forward looking lattice model of the Company's stock price incorporating a suboptimal exercise factor and a projected post-vest forfeiture rate. For stock options granted after July 1, 2012, the Company used the simplified method for estimating the expected life of "plain vanilla" options. The change in the expected term from 10 years to 7 years reflects the fact that options granted after May 1, 2012 were granted under the 2012 Equity Incentive Plan, which limits option terms to seven years.

        Risk-free interest rate—The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

        Expected dividend yield—Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future.

(d)    Summary of Share-Based Compensation Expense

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

        The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year, including executive officer awards, was applied to stock-based awards for the years ended December 31, 2012, 2011 and 2010.

        The Company recognized stock-based compensation expense of $3.9 million, $4.7 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. For 2012, 2011 and 2010, the Company primarily used stock options in its annual equity compensation program. During 2012, the Company recognized stock-based compensation expense of $0.1 million related to the modification of a stock option grant as a result of a restructuring action taken by the Company. As this related to a restructuring activity, the Company included this expense in the restructuring line item in the Consolidated Statements of Operations.

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2012, 2011 or 2010.

(e)    Stock Option Awards

        The following table summarizes the stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2009	17,368	$6.43
Granted	5,310	1.61
Exercised	(704)	0.79
Canceled	(333)	1.23
Expired	(2,693)	18.26

Outstanding at December 31, 2010	18,948	3.70

Granted	4,662	1.70
Exercised	(372)	0.77
Canceled	(654)	1.43
Expired	(1,491)	12.38

Outstanding at December 31, 2011	21,093	2.76

Granted	4,077.93
Exercised	(1,148)	.84
Canceled	(1,225)	1.43
Expired	(1,537)	7.71

Outstanding at December 31, 2012	21,260	$2.24	6.39	$4,607

Exercisable at December 31, 2012	11,680	$2.99	5.59	$2,591

Options Vested or Expected to Vest at December 31, 2012(1)	20,558	$2.27	6.44	$2,015

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        Of the options outstanding at December 31, 2012, 2011 and 2010, 11.7 million, 10.2 million and 8.4 million, respectively, were vested and exercisable with a weighted average exercise price of $2.99, $4.13, and $6.68, respectively. The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.7 million and $1.2 million, respectively.

        The total fair value of stock options vested during the year ended December 31, 2012 was $4.1 million. As of December 31, 2012, there was $7.5 million of total forfeiture- adjusted unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

(f)    Restricted Stock and Restricted Stock Units

        Restricted stock units ("RSUs") represent the Company's unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the RSU Award Agreement and either the 2012 Equity Incentive Plan or the 2000 Stock Plan. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives. RSU awards granted in 2012, 2011 and 2010 included both time vested awards and performance vested awards for employees and executive officers. No restricted stock awards were granted, or vested, during the period. The fair value of a restricted stock unit and restricted stock awards is charged to expense ratably over the applicable service period.

        Changes in the Company's non-vested restricted stock units for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Shares/units	Weighted-Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at December 31, 2009	604	$5.90
Granted	695	1.72
Vested	(1,052)	3.30
Forfeited	(19)	2.94

Outstanding at December 31, 2010	228	$5.38
Granted	121	2.50
Vested	(196)	5.81
Forfeited	(2)	6.01

Outstanding at December 31, 2011	151	$2.52
Granted	864	1.65
Vested	(47)	2.82
Forfeited	(7)	1.62

Outstanding at December 31, 2012	961	$1.73

        Some restricted stock units provide for a net share settlement program to offset the personal income tax obligations of the employee's restricted stock unit vesting. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2012, there was $0.2 million of total forfeiture adjusted unrecognized compensation cost related to performance based restricted stock units that did not vest, which is expected to be amortized over a weighted average amortization period of 2.2 years.

Note 14. Stockholders' Equity

Preferred Stock

        The Company may issue up to 30 million shares of preferred stock in one or more series. The Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of December 31, 2012, 2011, and 2010, there were no outstanding shares of preferred stock.

Note 15. Fair Value Measurements

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

(a)    Fair Value Hierarchy

        The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

          Level 1    applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

          Level 2    applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

          Level 3    applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b)    Assets Measured at Fair Value on a Recurring Basis

        The Company's money market funds are included in cash and cash equivalents in the Consolidated Balance Sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets.

        The following table sets forth Company's assets which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$29,179	$—	$—	$29,179

	December 31, 2011 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$29,927	$—	$—	$29,927

(c)    Other Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 16. Commitments and Contingencies

(a)    Lease Commitments

        The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2016. Rental expense was $4.3 million, $4.6 million, and $5.2 million under operating leases for the years ended December 31, 2012, 2011, and 2010 respectively.

        Future minimum lease commitments on non-cancelable operating leases for the year ended December 31, 2012 are as follows:

Operating Leases
(in thousands)
2013	$3,057
2014	1,681
2015	1,181
2016	224

$6,143

(b)    Purchase Commitments

        The Company has non-cancelable contracts and purchase orders for inventory of $14.9 million at December 31, 2012.

(c)    Litigation

        The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

(d)    Indemnifications

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

Note 17. Business Segment and Geographic Region Information

        The Company operates in one business segment, which is the manufacture of capital equipment for the semiconductor manufacturing industry. The principal market for semiconductor manufacturing equipment is semiconductor manufacturers. Substantially all sales are made directly by the Company to its customers located in the United States, Europe and Asia Pacific.

        The Company's ion implantation systems product line includes high current, medium current and high energy implanters. Other products include dry strip equipment, curing systems, and thermal processing systems. In addition to equipment, the Company provides post-sales equipment service and support, including spare parts, equipment upgrades, maintenance services and customer training.

        Revenue by product lines is as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Ion implantation systems, services, and royalties	$156,090	$237,857	$232,335
Other systems and services	47,295	81,559	42,877

	$203,385	$319,416	$275,212

        Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

	Revenue	Long-Lived Assets
	(in thousands)
2012
United States	$132,159	$43,440
Europe	27,636	—
Asia Pacific	43,590	752

	$203,385	$44,192

2011
United States	$234,132	$54,472
Europe	31,505	—
Asia Pacific	53,779	996

	$319,416	$55,468

2010
United States	$190,819	$50,532
Europe	33,822	—
Asia Pacific	50,571	442

	$275,212	$50,974

        Long-lived assets consist of property, plant and equipment, net and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

        International revenue, including export sales from U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches was $142.8 million (70.2% of total revenue) in 2012, $231.0 million (72.3% of total revenue) in 2011, and $208.5 million (75.8% of total revenue) in 2010.

Note 18. Income Taxes

        Income (loss) before income taxes are as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
United States	$(37,682)	$2,622	$(21,526)
Foreign	5,294	4,849	4,265

Income (loss) before income taxes	$(32,388)	$7,471	$(17,261)

        Income taxes (credits) are as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Current:
United States
Federal	$—	$—	$—
State	82	163	309
Foreign	738	1,646	1,528

Total current	820	1,809	1,837

Deferred:
Foreign	826	585	(1,525)

Total deferred	826	585	(1,525)

Income taxes	$1,646	$2,394	$312

        Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Income (credit) at the United States statutory rate	$(11,336)	$2,615	$(6,041)
State income taxes	53	31	309
Unrecognized tax benefits	(832)	899	842
Effect of change in valuation allowance	12,662	(3,160)	6,550
Foreign income tax rate differentials	(788)	(365)	(1,490)
Restoration of foreign deferred tax assets	—	—	(1,329)
Foreign dividend	383	—	—
Stock options	1,298	—	—
Deemed distribution from foreign subsidiaries	149	1,533	2,152
Other, net	57	841	(681)

Income taxes	$1,646	$2,394	$312

        Significant components of current and long-term deferred income taxes are as follows:

	As of December 31,
	2012		2011
	Current	Long Term	Current	Long Term
	(in thousands)
Federal net operating loss carryforwards	$—	$88,088	$—	$79,163
State net operating loss carryforwards	—	1,181	—	2,685
Foreign net operating loss carryforwards	—	1,853	—	1,821
Federal tax credit carryforwards	—	17,814	—	15,505
State tax credit carryforwards	—	9,051	—	9,051
Unremitted earnings of foreign subsidiaries	—	(8,580)	—	(10,370)
Intangible assets	—	661	—	803
Property, plant and equipment	—	5,925	—	5,589
Accrued compensation	352	368	541	—
Inventories	22,582	(215)	22,447	—
Stock compensation	—	4,378	—	3,970
Warranty	612	36	1,293	51
Other	1,820	917	1,243	(3,814)

Deferred taxes, gross	25,366	121,477	25,524	104,454

Valuation allowance	(25,062)	(119,605)	(24,160)	(102,814)

Deferred taxes, net	$304	$1,872	$1,364	$1,640

        At December 31, 2012, the Company had $146.8 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results. Where there are cumulative losses in recent years there is a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

        The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a 100% valuation allowance for entities in those tax jurisdictions to reduce the carrying value of deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident. Changes in the valuation allowance in 2012 and 2011 were attributable to changes in the composition of temporary differences and changes in net operating loss carryforwards.

        At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $89.3 million and foreign net operating loss carryforwards of approximately $1.9 million expiring principally between 2013 and 2032.

        The Company has research and development and other tax credit carryforwards of approximately $21.8 million at December 31, 2012 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2022 and 2028. In addition, the Company has foreign tax credit carryforwards of approximately $5.0 million at December 31, 2012 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carryforwards expire between 2013 and 2016.

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

        At December 31, 2012, the Company had unrecognized tax benefits of approximately $7.7 million, of which approximately $5.1 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $2.6 million was recorded in other long-term liabilities. The Company does not expect any significant changes in unrecognized tax benefits in 2013.

        A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	2012	2011
	(in thousands)
Balance at beginning of year	$8,089	$6,965
Increases in unrecognized tax benefits as a result of tax positions taken during a prior period	646	1,124
Decreases in unrecognized tax benefits related to settlements with tax authorities	(880)	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	663	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(799)	—

Balance at end of year	$7,719	$8,089

Recorded as other long-term liability	$2,646	$3,244
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	5,073	4,845

	$7,719	$8,089

Note 19. Quarterly Results of Operations (unaudited)

	Dec. 31, 2012(1)	Sept. 30, 2012(2)	June 30, 2012(3)	March 31, 2012(4)	Dec. 31, 2011(5)	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except per share data)
Revenue	$44,624	$44,640	$59,114	$55,007	$60,411	$72,455	$93,380	$93,170
Gross profit	480	14,367	22,788	20,536	22,623	26,895	34,138	31,081
Net income (loss)	(14,818)	(8,718)	(471)	(10,027)	(2,113)	1,151	4,227	1,812
Net income (loss) per share basic and diluted	$(0.14)	$(0.08)	$(0.00)	$(0.09)	$(0.02)	$0.01	$0.04	$0.02

(1)
Gross profit and net loss include a $13.4 million provision for excess inventory related to the Company's comprehensive review of its worldwide inventory levels. Net loss includes a $7.9 million gain on sale of the Company's dry strip assets and intellectual property to Lam Research;

  restructuring charges of $0.6 million; and a $2.1 million one-time marketing expense associated with the Company's evaluation programs.

(2)
Net loss includes restructuring charges of $0.6 million.

(3)
Net loss includes restructuring charges of $0.1 million and a tax expense of $0.8 million related to an uncertain tax position in a certain foreign jurisdiction.

(4)
Net loss includes restructuring charges of $2.9 million.

(5)
Net loss includes a tax expense of $0.9 million related to an uncertain tax position in a certain foreign jurisdiction.

Note 20. Subsequent Events

        In order to align manufacturing and operating expense levels to changing business conditions, the Company implemented a headcount reduction in the first quarter of 2013. The Company anticipates recording employee termination benefits and other related costs of approximately $1.1 million during the first quarter of 2013.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
	By:	/s/ MARY G. PUMA
Dated: March 1, 2013		Mary G. Puma, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY G. PUMA Mary G. Puma	Director and Principal Executive Officer	March 1, 2013
/s/ JAY ZAGER Jay Zager	Principal Accounting and Financial Officer	March 1, 2013
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 1, 2013
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	March 1, 2013
/s/ WILLIAM C. JENNINGS William C. Jennings	Director	March 1, 2013
/s/ JOSEPH P. KEITHLEY Joseph P. Keithley	Director	March 1, 2013
/s/ PATRICK H. NETTLES Patrick H. Nettles	Director	March 1, 2013
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 1, 2013

 Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant, as adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on May 11, 2009.
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
10.2*
Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as adopted on May 2, 2012. Incorporated by reference to Exhibit 99 to the Company's registration statement on Form S-8 filed with the Commission on June 30, 2012 (SEC File No. 333-181750).
10.3*
Axcelis Management Incentive Plan, as amended and restated by the Compensation Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010.
10.4
Form of Indemnification Agreement approved by the Board of Directors of the Company on February 9, 2012 for use with each of its directors and officers, together with a schedule of each current indemnitee. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.
10.5*
Form of Change in Control Agreement, as amended, as approved by the Board of Directors on April 27, 2012 between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.
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
10.9*
Form of Employee Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.
10.10*
Form of Non-Employee Director Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.

Exhibit No.	Description
10.11*	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012
10.12*	Named Executive Officer Base Compensation at February 29, 2012. Filed herewith.
10.13*	Non-Employee Director Cash Compensation at February 29, 2012. Filed herewith.
10.14*
Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.
10.15*
Letter from Mary G. Puma to the Board of Directors dated May 1, 2009, modifying her Amended and Restated Employment Agreement with the Company. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K filed with the Commission on May 11, 2009.
10.16*
Letter Agreement with Mary G. Puma dated September 22, 2011. Incorporated by reference to Exhibit 10.14 of the Company's report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.
10.17*	Letter Agreement with Mary G. Puma dated February 10, 2012. Filed herewith.
10.18
Second Amended and Restated Loan and Security Agreement dated as of April 25, 2011 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 6, 2011.
10.19
First Loan Modification Agreement dated as of December 27, 2011 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank with other Company subsidiaries confirming guaranties. Incorporated by reference to Exhibit 10.16 of the Company's report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.
10.20
Second Loan Modification Agreement dated as of March 5, 2012 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2012 filed with the Commission on May 4, 2012.
10.21
Third Loan Modification Agreement dated as of September 10, 2012 between the Company and Axcelis Technologies CCS Corporation, as borrowers, and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended September 30, 2012 filed with the Commission on November 5, 2012.
10.22
License Agreement dated as of March 30, 2009 between the Company and SEN Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2009.
10.23
Asset Purchase Agreement dated December 3, 2012 between Axcelis Technologies, Inc. and Lam Research Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2012.
10.24
Transition Agreement dated December 3, 2012 between Axcelis Technologies, Inc. and Lam Research Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2012.

Exhibit No.	Description
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 29, 2012. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 29, 2012. Filed herewith.
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
101
The following materials from the Company's Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
Indicates a management contract or compensatory plan.

You may obtain a copy of any of these exhibits free of charge either on our website at http://www.axcelis.com or by contacting Investor Relations at Axcelis Technologies, Inc., 108 Cherry Hill Drive, Beverly, MA 01915-1053.

 Schedule II—Valuation and Qualifying Accounts
Axcelis Technologies, Inc.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts and returns	$411	$—	$(112)	$6	$305
Reserve for excess and obsolete inventory	22,778	14,492	(4,819)	1,150	33,601
Year Ended December 31, 2011
Allowance for doubtful accounts and returns	$1,357	$(535)	$(449)	$38	$411
Reserve for excess and obsolete inventory	27,517	1,015	(5,583)	(171)	22,778
Year Ended December 31, 2010
Allowance for doubtful accounts and returns	$2,390	$(1,120)	$(17)	$104	$1,357
Reserve for excess and obsolete inventory	36,980	2,015	(11,224)	(254)	27,517

(*)
Represents foreign currency translation adjustments.