Form 10-Q
period 2013-06-30
AXCELIS TECHNOLOGIES INC
filed 2013-08-02
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013 there were 108,866,951 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Product	$40,769	$51,465	$75,220	$99,003
Services	6,732	7,649	13,006	15,117
Total revenue	47,501	59,114	88,226	114,120
Cost of revenue
Product	25,457	30,599	47,638	59,883
Services	5,307	5,727	10,910	10,913
Total cost of revenue	30,764	36,326	58,548	70,796

Gross profit	16,737	22,788	29,678	43,324

Operating expenses
Research and development	8,503	10,478	17,709	22,147
Sales and marketing	5,594	6,231	10,796	12,814
General and administrative	6,412	6,488	13,001	14,287
Gain on sale of dry strip assets and intellectual property	(799)	—	(1,167)	—
Restructuring charges	421	153	2,222	3,034
Total operating expenses	20,131	23,350	42,561	52,282

Loss from operations	(3,394)	(562)	(12,883)	(8,958)

Other income (expense)
Interest income	3	9	6	18
Interest expense	(51)	—	(115)	—
Other, net	(314)	551	580	(373)
Total other income (expense)	(362)	560	471	(355)

Loss before income taxes	(3,756)	(2)	(12,412)	(9,313)

Income taxes	263	469	596	1,186

Net loss	$(4,019)	$(471)	$(13,008)	$(10,499)

Net loss per share
Basic and Diluted	$(0.04)	$(0.00)	$(0.12)	$(0.10)

Shares used in computing net loss per share
Basic and diluted weighted average common shares	108,409	107,639	108,319	107,353

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(4,019)	$(471)	$(13,008)	$(10,499)
Other comprehensive income (loss):
Foreign currency translation adjustments	119	(1,469)	(1,959)	(1,413)
Amortization of actuarial losses from pension plan	8	—	16	—
Comprehensive loss	$(3,892)	$(1,940)	$(14,951)	$(11,912)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$34,639	$44,986
Accounts receivable, net	30,220	24,843
Inventories, net	96,412	100,234
Restricted cash	104	106
Prepaid expenses and other current assets	6,025	5,056
Total current assets	167,400	175,225

Property, plant and equipment, net	32,964	34,413
Other assets	13,406	12,520
Total assets	$213,770	$222,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,188	$10,166
Accrued compensation	6,559	7,283
Warranty	1,419	1,700
Income taxes	226	278
Deferred revenue	5,728	6,423
Other current liabilities	4,432	3,932
Total current liabilities	34,552	29,782

Long-term deferred revenue	259	456
Other long-term liabilities	5,829	5,844
Total liabilities	40,640	36,082

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 108,772 shares issued and 108,652 shares outstanding at June 30, 2013;108,293 shares issued and 108,173 shares outstanding at December 31, 2012	109	108
Additional paid-in capital	506,647	504,643
Treasury stock, at cost, 120 shares at June 30, 2013 and December 31, 2012	(1,218)	(1,218)
Accumulated deficit	(335,485)	(322,477)
Accumulated other comprehensive income	3,077	5,020
Total stockholders’ equity	173,130	186,076
Total liabilities and stockholders’ equity	$213,770	$222,158

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(13,008)	$(10,499)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,719	3,625
Gain on sale of dry strip assets and intellectual property	(1,167)	—
Deferred taxes	52	995
Stock-based compensation expense	1,644	2,010
Provision for excess inventory	2,370	406
Changes in operating assets & liabilities
Accounts receivable	(5,587)	16
Inventories	431	(7,213)
Prepaid expenses and other current assets	(1,049)	(808)
Accounts payable and other current liabilities	5,642	(3,928)
Deferred revenue	(891)	(3,109)
Income taxes	(48)	(286)
Other assets and liabilities	(1,905)	6,226
Net cash used for operating activities	(10,797)	(12,565)

Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	1,200	—
Expenditures for property, plant, and equipment	(336)	(385)
Decrease in restricted cash	2	3
Net cash provided by (used for) investing activities	866	(382)

Cash flows from financing activities
Proceeds from exercise of stock options	206	847
Proceeds from Employee Stock Purchase Plan	197	179
Net cash provided by financing activities	403	1,026
Effect of exchange rate changes on cash	(819)	(1,159)
Net decrease in cash and cash equivalents	(10,347)	(13,080)
Cash and cash equivalents at beginning of period	44,986	46,877
Cash and cash equivalents at end of period	$34,639	$33,797

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.         Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) is a worldwide producer of ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry.

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

The Company, incorporated in December 1995, is a successor to an ion implantation business founded in 1978.

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

The Company recognized stock-based compensation expense of $0.8 million and $0.9 million for the three-month periods ended June 30, 2013 and 2012, respectively.  The Company recognized stock-based compensation expense of $1.6 million and $2.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

Note 3.   Gain on Sale of Dry Strip Assets and Intellectual Property

In December 2012, the Company sold its dry strip assets and intellectual property to Lam. A portion of the purchase consideration (up to $2.0 million) is contingent upon the Company achieving certain milestones. The Company recorded $0.8 million and $1.2 million for the proceeds received based on its achievement of milestones during the three and six months ended June 30, 2013, respectively. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

Note 4. Computation of Net Loss per Share

Basic earnings or loss per share is computed by dividing income available or loss attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, calculated using the treasury stock method.

The components of net loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net loss attributable to common stockholders	$(4,019)	$(471)	$(13,008)	$(10,499)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	108,409	107,639	108,319	107,353

Net loss per share
Basic and Diluted	$(0.04)	$(0.00)	$(0.12)	$(0.10)

The Company incurred net losses for the three and six-month periods ended June 30, 2013 and 2012, and has excluded the incremental shares attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive. The following table sets forth the number of incremental shares excluded from the calculation above:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Incremental shares excluded from the calculation of net loss per share	2,183	1,390	2,159	1,809

Note 5.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2013:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2012	$5,375	$(355)	$5,020
Other comprehensive loss before reclassifications	(1,959)	—	(1,959)
Amounts reclassified from accumulated other comprehensive income (1)	—	16	16
Net current-period other comprehensive loss	(1,959)	16	(1,943)
Balance at June 30, 2013	$3,416	$(339)	$3,077

(1)         Amount presented before taxes as the tax effect is not material to the consolidated financial statements.

Note 6.         Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$60,760	$72,013
Work in process	16,514	12,253
Finished goods (completed systems)	19,138	15,968
	$96,412	$100,234

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of June 30, 2013 and December 31, 2012, inventories are stated net of inventory reserves of $34.9 million and $33.6 million respectively.

During the three and six months ended June 30, 2013, the Company recorded a charge to cost of sales of $0 and $2.1 million, respectively, for 300mm dry strip components. Under the terms of the agreement with Lam, the Company was permitted to manufacture and sell dry strip products through September 2013.  Due to changes in the forecasted sales of the Company’s dry strip products that become known during the six months ended June 30, 2013, a portion of the dry strip inventory components were determined to be non-recoverable.

During the three months and six months ended June 30, 2013, the Company recorded a charge to cost of sales of $0 and $0.5 million, respectively, due to production levels below normal capacity. Similar charges recorded during the six months ended June 30, 2012, were not material to the financial results of the Company.

Note 7.         Restructuring Charges

In 2012, the Company completed reductions in force related to actions taken by management to control costs, improve the focus of its operations, sustain future profitability and conserve cash. As of December 31, 2012, approximately $0.7 million of these costs were accrued and unpaid.

During the six months ended June 30, 2013, the Company implemented further actions, which resulted in restructuring charges for severance and related costs of $2.2 million recorded. The liability at June 30, 2013 of $0.5 million is expected to be paid primarily in the third quarter of 2013.

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(In thousands)
Balance at December 31, 2012	$659
Severance and related costs	2,222
Cash payments	(2,392)
Balance at June 30, 2013	$489

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

The changes in the Company’s standard product warranty liability are as follows:

	Six months ended June 30,
	2013	2012
	(in thousands)
Balance at January 1 (beginning of year)	$1,801	$3,697
Warranties issued during the period	925	1,657
Settlements made during the period	(705)	(1,873)
Changes in estimate of liability for pre-existing warranties during the period	(536)	(770)
Balance at June 30 (end of period)	$1,485	$2,711
Amount classified as current	$1,419	$2,589
Amount classified as long-term	66	122
Total warranty liability	$1,485	$2,711

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

The following table sets forth Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$11,782	$—	$—	$11,782

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$29,179	$—	$—	$29,179

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10. Financing Arrangements

Bank Credit Facility

Until July 5, 2013, the Company had a revolving credit facility with a bank pursuant to an Amended and Restated Loan and Security Agreement dated April 25, 2011 and subsequently amended (the “Revolving Credit Facility”). The facility provided for borrowings up to $30 million, based primarily on accounts receivable, and was subject to certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The Company used the facility to support letters of credit and for short term borrowing as needed. The agreement was expected to terminate on April 10, 2015.

There were no borrowings against this facility during the six months ended June 30, 2013.

As disclosed in Note 15, the Company terminated the Revolving Credit Facility on July 5, 2013.

Note 11.  Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.

As of December 31, 2012 there was a valuation allowance of approximately $145 million.  The Company is in a three year cumulative loss position in the United States.  As a result, the Company maintains a 100% valuation allowance to reduce the carrying value of the related deferred tax assets to zero.  The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident.

Note 12. Concentration of Risk

For the three months ended June 30, 2013, three customers accounted for approximately 15.1%, 14.7%, and 10.6% of consolidated revenue. For the six months ended June 30, 2013, one customer accounted for approximately 10.6% of consolidated revenue.

For the three months ended June 30, 2012, three customers accounted for approximately 23.4%, 15.7%, and 10.2% of consolidated revenue, respectively. For the six months ended June 30, 2012, two customers accounted for approximately 24.0% and 15.0% of consolidated revenue, respectively.

At June 30, 2013, one customer accounted for 28.4% of consolidated accounts receivable.  At December 31, 2012, two customers accounted for 11.9% and 11.5% of consolidated accounts receivable, respectively.

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

Note 15. Subsequent Events

Term Loan Secured by Real Estate

On July 5, 2013, the Company entered into a Business Loan Agreement with Northern Bank & Trust Company (the “Bank”), which provides for a three year term loan of $15.0 million, secured by the Company’s real estate in Beverly, Massachusetts (the “Term Loan”). The Company will use the proceeds of the Term Loan as needed to fund growth, specifically investments in the leading edge Purion ion implant platform, and other working capital and general corporate purposes.

The Term Loan bears interest at the rate of 5.5% per annum, with payments of principal beginning August 5, 2014 on a 10 year amortization schedule. Interest is payable monthly beginning on August 5, 2013. All outstanding principal and unpaid interest is due and payable on July 5, 2016.

Subject to exceptions, the Term Loan limits the Company’s ability to, among other things, dispose of assets, engage in a new line of business, have a material change in its executive management, have a change of control, acquire another business, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. In addition, under the Term Loan, the Company must comply with the following financial covenants:

•                  Debt Service Ratio. Commencing in 2014, the Company’s quarterly net operating income multiplied by 4 must be not less than the actual annual debt service over the twelve months following the start of such quarter, multiplied by 1.45.

•                  Net Worth. The Company must maintain a net worth of at least $100.0 million, as shown in its quarterly financial statements.

•                  Liquidity. The Company must maintain consolidated domestic cash and cash equivalents, and investments with maturities of fewer than twelve (12) months of not less than $7.5 million.

The Term Loan provides for events of default including, but not limited to, non-payment, breach of covenants, material adverse change to the business or impairment of the collateral, insolvency, or defaults on other debt. Upon an event of default and during its continuance, the interest rate will automatically increase 5% above the otherwise applicable interest rate.

In addition, upon an event of default, the Bank may elect a number of remedies including, but not limited to, declaring all obligations (including principal, interest and expenses) immediately due and payable, which shall occur automatically if the Company becomes insolvent. The Term Loan is secured by a mortgage on the property located at 108 Cherry Hill Drive and 25 Sam Fonzo Drive, Beverly, Massachusetts.

Except for prepayments of up to 20% of the outstanding Term Loan balance per annum, the Company must pay a 3% early termination fee on amounts prepaid prior to July 5, 2014, a 2% fee on amounts prepaid between July 5, 2014 and July 5, 2015 and a 1% fee on amounts prepaid between July 5, 2015 and July 5, 2016.

Termination of Revolving Credit Facility

Effective July 5, 2013, the Company terminated the Revolving Credit Facility with Silicon Valley Bank, which had provided for borrowings up to $30.0 million based primarily on accounts receivable. With the termination of this facility, the Company has cash collateralized two letters of credit issued by Silicon Valley Bank in the aggregate amount of $1.5 million. The Company paid a $0.3 million early termination fee to Silicon Valley Bank.

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

Overview

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenue and gross margins fluctuate from year to year and period to period. Our established cost structure does not vary significantly with changes in volume.  We may experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

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

The sizable expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries to manufacture their semiconductors. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 70.0% of total revenue for the six months ended June 30, 2013; compared to 83.8% of revenue for the six months ended June 30, 2012.

Weak industry conditions that we experienced in 2012 continued through the first quarter of 2013, but we believe that beginning in the second quarter of 2013 we have entered a period of market improvement. We continue to maintain tight control of discretionary spending.  Our financial results reflect efforts in recent years to lower our breakeven revenue levels while continuing to invest a significant portion of our personnel and financial resources in research and development programs.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Product	85.8%	87.1%	85.3%	86.8%
Services	14.2	12.9	14.7	13.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.6	51.8	54.0	52.4
Services	11.2	9.7	12.4	9.6
Total cost of revenue	64.8	61.5	66.4	62.0
Gross profit	35.2	38.5	33.6	38.0
Operating expenses:
Research and development	17.9	17.7	20.1	19.4
Sales and marketing	11.7	10.5	12.2	11.2
General and administrative	13.5	11.0	14.7	12.5
Gain on sale of dry strip assets and intellectual property	(1.7)	—	(1.3)	—
Restructuring charges	0.9	0.3	2.5	2.7
Total operating expenses	42.3	39.5	48.2	45.8
Loss from operations:	(7.1)	(1.0)	(14.6)	(7.8)
Other income (expense):
Interest expense	(0.1)	—	(0.1)	—
Other, net	(0.7)	1.0	0.7	(0.3)
Total other income (expense)	(0.8)	1.0	0.6	(0.3)
Loss before income taxes	(7.9)	0.0	(14.0)	(8.1)
Income taxes	0.6	0.8	0.7	1.1
Net loss	(8.5)%	(0.8)%	(14.7)%	(9.2)%

Revenue

The following table sets forth our revenues.

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Revenues:
Product	$40,769	$51,465	$(10,696)	(20.8)%	$75,220	$99,003	$(23,783)	(24.0)%
Percentage of revenues	85.8%	87.1%			85.3%	86.8%
Services	6,732	7,649	(917)	(12.0)%	13,006	15,117	(2,111)	(14.0)%
Percentage of revenues	14.2%	12.9%			14.7%	13.2%
Total revenues	$47,501	$59,114	$(11,613)	(19.6)%	$88,226	$114,120	$(25,894)	(22.7)%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Product

Product revenue, which includes system sales, sales of spare parts and product upgrades, was $40.8 million, or 85.8%, of revenue during the three months ended June 30, 2013, compared with $51.5 million, or 87.1% of revenue for the three months ended June 30, 2012. The year over year decrease in product revenue is attributable to weak semiconductor market spending which has kept revenue levels low over the past four quarters.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2013 and December 31, 2012 was $6.0 million and $6.9 million, respectively. The decrease was mainly due to the decrease in systems sales during the six months ended June 30, 2013, and the timing of acceptance of deferred system sales.

Services

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.7 million, or 14.2% of revenue for the three months ended June 30, 2013, compared with $7.6 million, or 12.9% of revenue for the three months ended June 30, 2012. Service revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. The decrease during the three months ended June 30, 2013 was primarily due to lower fab utilization in the semiconductor industry as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Product

Product revenue was $75.2 million, or 85.3% of revenue for the six months ended June 30, 2013, compared with $99.0 million, or 86.8% of revenue for the six months ended June 30, 2012. The decrease in product revenue is attributable to weak semiconductor market spending.

Services

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $13.0 million, or 14.7% of revenue for the six months ended June 30, 2013, compared with $15.1 million, or 13.2% of revenue for the six months ended June 30, 2012. Service revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. Results for the first two quarters of 2013 were primarily driven by lower fab utilization in the semiconductor industry as compared to the first two quarters of 2012.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Ion Implant

Included in total revenue of $47.5 million during the three months ended June 30, 2013 is revenue from sales of ion implantation products and related service of $39.0 million, or 82.1% of total revenue, compared with $50.6 million, or 85.6%, of total revenue for the three months ended June 30, 2012. The dollar decrease was due to the factors discussed above for product revenue.

Aftermarket

Our product revenue includes sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $47.5 million during the three months ended June 30, 2013 is revenue from our aftermarket business of $30.9 million, compared to $32.9 million for the three months ended June 30, 2012. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  The decrease in aftermarket revenue for the three months ended June 30, 2013 as compared to the same period in 2012 was due to lower levels of fab utilization in the semiconductor industry that began in the second half of 2012 and has continued through the first quarter of 2013.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Ion Implant

Included in total revenue of $88.2 million during the six months ended June 30, 2013 is revenue from sales of ion implantation products and related service of $71.4 million, or 81.0% of total revenue, compared with $90.9 million, or 79.7%, of total revenue for the six months ended June 30, 2012. The dollar decrease was due to the factors discussed above for product revenue.

Aftermarket

Included in total revenue of $88.2 million during the six months ended June 30, 2013 is revenue from our aftermarket business of $58.9 million, compared to $65.0 million for the six months ended June 30, 2012. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  The decrease in aftermarket revenue in the first half of 2013 as compared to the same period in 2012 was due to a decrease in fab utilization in the semiconductor industry that began in the second half of 2012 and has continued through the first quarter of 2013.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Gross Profit:
Product	$15,312	$20,866	$(5,554)	(26.6)%	$27,582	$39,120	$(11,538)	(29.5)%
Product gross margin	37.6%	40.5%			36.7%	39.5%
Services	1,425	1,922	(497)	(25.9)%	2,096	4,204	(2,108)	(50.1)%
Services gross margin	21.2%	25.1%			16.1%	27.8%
Total gross profit	$16,737	$22,788	$(6,051)	(26.6)%	$29,678	$43,324	$(13,646)	(31.5)%
Gross margin	35.2%	38.5%			33.6%	38.0%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Product

Gross profit from product revenue was 37.6% for the three months ended June 30, 2013, compared to 40.5% for the three months ended June 30, 2012. The decrease in gross profit of 2.9 percentage points is due lower systems sales volumes which reduced gross profit by 7.7 percentage points, offset by a 4.8 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins.

Services

Service revenue gross margin was 21.2% for the three months ended June 30, 2013, compared to 25.1% for the three months ended June 30, 2012. The decrease in gross margin is attributable to lower sales volume and the unfavorable absorption of fixed service costs.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Product

Gross profit from product revenue was 36.7% for the six months ended June 30, 2013, compared to 39.5% for the six months ended June 30, 2012. The decrease in gross profit of 2.8 percentage points is due lower systems sales volumes which reduced gross profit by 4.1 percentage points and a charge for excess inventory which reduced gross profit by 2.6 percentage points, offset by a 3.9 percentage point increase in gross profit resulting from the favorable impact of an increased mix of parts and upgrade revenue at higher margins.

Services

Service revenue gross margin was 16.1% for the six months ended June 30, 2013, compared to 27.8% for the six months ended June 30, 2012. The decrease in gross margin is attributable to lower sales volume and the unfavorable absorption of fixed service costs.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Research and development	$8,503	$10,478	$(1,975)	(18.8)%	$17,709	$22,147	(4,438)	(20.0)%
Percentage of revenues	17.9%	17.7%			20.1%	19.4%
Sales and marketing	5,594	6,231	(637)	(10.2)%	10,796	12,814	(2,018)	(15.7)%
Percentage of revenues	11.7%	10.5%			12.2%	11.2%
General and administrative	6,412	6,488	(76)	(1.2)%	13,001	14,287	(1,286)	(9.0)%
Percentage of revenues	13.5%	11.0%			14.7%	12.5%
Gain on sale of dry strip assets and intellectual property	(799)	—	(799)	—	(1,167)	—	(1,167)	—
Percentage of revenues	(1.7)%	0.0%			(1.3)%	0.0%
Restructuring charges	421	153	268	175.2%	2,222	3,034	(812)	(26.8)%
Percentage of revenues	0.9%	0.3%			2.5%	2.7%
Total operating expenses	$20,131	$23,350	$(3,219)	(13.8)%	$42,561	$52,282	(9,721)	(18.6)%
Percentage of revenues	42.3%	39.5%			48.2%	45.8%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $11.6 million and $24.5 million, or 58.4% and 59.9%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property and restructuring charges, for the three and six-month periods ended June 30, 2013, respectively. For the three and six-month periods ended June 30, 2012, personnel costs were $13.4 million and $28.8 million, or 57.8% and 58.4%, of our total operating expenses excluding restructuring charges.

We continue to maintain tight control over our discretionary spending. As a result of the current economic conditions in the semiconductor industry, we took a number of actions during the first half of 2013 to reduce our operating expenses and manage our cash. These actions included a reduction in our global workforce; focusing our R&D spending on critical programs; and asking our employees to take two weeks of unpaid shutdowns.

The impact of these actions and our operating results are discussed below.

Research and Development

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Research and development	$8,503	$10,478	$(1,975)	(18.8)%	$17,709	$22,147	$(4,438)	20.0%
Percentage of revenues	17.9%	17.7%			20.1%	19.4%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Research and development expense was $8.5 million during the three months ended June 30, 2013; a decrease of $2.0 million, or 18.8%, compared with $10.5 million during the three months ended June 30, 2012. The decrease included the reduction in payroll costs of $1.2 million as a result of lowering our headcount through reductions in force. As we focused our R&D spend on critical programs, consulting, project material and related costs decreased by $0.6 million and depreciation expense for internal use assets used as demonstration and/or test systems decreased by $0.4 million.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Research and development expense was $17.7 million during the six months ended June 30, 2013; a decrease of $4.4 million, or 20.0%, compared with $22.1 million during the six months ended June 30, 2012. The decrease included the reduction in payroll costs of $2.1 million as a result of lowering our headcount through reductions in force.  As we focused our R&D spend on critical programs, consulting, project material and related costs decreased by $1.6 million and depreciation expense for internal use assets used as demonstration and/or test systems decreased by $0.9 million.

Sales and Marketing

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$5,594	$6,231	$(637)	(10.2)%	$10,796	$12,814	$(2,018)	(15.7)%
Percentage of revenues	11.7%	10.5%			12.2%	11.2%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Sales and marketing expense was $5.6 million during the three months ended June 30, 2013; a decrease of $.6 million, or 10.2%, compared with $6.2 million during the three months ended June 30, 2012. The decrease was primarily due to the reduction in payroll and related costs of $0.8 million as a result of lowering our headcount through reductions in force and the cost savings realized by one week of unpaid shutdown taken by our employees.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Sales and marketing expense was $10.8 million during the six months ended June 30, 2013; a decrease of $2.0 million, or 15.7%, compared with $12.8 million during the six months ended June 30, 2012. The decrease was primarily due to the reduction in payroll and related costs of $1.4 million as a result of lowering our headcount through reductions in force and the cost savings realized by two weeks of unpaid shutdown taken by our employees. As a result of our tightened control over discretionary spending, we reduced our travel and entertainment costs, our consulting, project material and related costs, and freight and facilities related expenses by $0.5 million.

General and Administrative

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
General and administrative	$6,412	$6,488	$(76)	(1.2)%	$13,001	$14,287	$(1,286)	(9.0)%
Percentage of revenues	13.5%	11.0%			14.7%	12.5%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, legal and human resource functions.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

General and administrative expense was $6.4 million during the three months ended June 30, 2013; a decrease of $0.1 million, or 1.2%, compared with $6.5 million during the three months ended June 30, 2012, essentially flat for the second quarter.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

General and administrative expense was $13.0 million during the six months ended June 30, 2013; a decrease of $1.3 million, or 9.0%, compared with $14.3 million during the six months ended June 30, 2012. The decrease was primarily due to the reduction in salary and fringe benefits of $0.7 million as a result of lowering our headcount through reductions in force and the cost savings realized by two weeks of unpaid shutdown taken by our employees. As a result of our tightened control over discretionary spending we reduced our professional fees, facilities and supplies related expenses during the six months ended June 30, 2013 by $0.6 million as compared to the same period in 2012.

Gain on Sale of Dry Strip Assets and Intellectual Property

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Gain on Sale of Dry Strip Assets and Intellectual Property	$(799)	$—	$(799)	—%	$(1,167)	$—	$(1,167)	—%
Percentage of revenues	(1.7)%	0.0%			(1.3)%	0.0%

In December 2012, we sold our dry strip assets and intellectual property to Lam. A portion of the purchase consideration (up to $2.0 million) is contingent upon our achieving certain milestones. During the three and six-month periods ended June 30, 2013, the Company recorded $0.8 million and $1.2 million, respectively, for the milestones achieved. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

Restructuring Charges

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Restructuring charges	$421	$153	$268	175.2%	$2,222	$3,034	$(812)	(26.8)%
Percentage of revenues	0.9%	0.3%			2.5%	2.7%

We continue to align our organization with market demands. Due to economic conditions in the semiconductor industry, we implemented reductions in force in the periods presented to improve the focus of our operations, control costs, achieve future profitability and conserve cash. As a result of these actions, we recorded a restructuring expense for severance and related costs during the three and six-month periods ended June 30, 2013 and 2012, respectively.

Other Income (Expense)

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Other income (expense), net	$(362)	$560	$(922)	(164.6)%	$471	$(355)	$826	(232.7)%
Percentage of revenues	(0.8)%	1.0%			0.6%	(0.3)%

Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances and bank fees associated with maintaining our credit facility.

During the three and six-month periods ended June 30, 2013 and 2012, we had no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Income Taxes

	Three months ended June 30		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Income taxes	$263	$469	$(206)	(43.9)%	$596	$1,186	$(590)	(49.7)%
Percentage of revenues	0.6%	0.8%			0.7%	1.1%

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European tax jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.  Additionally we do not recognize the tax benefit for losses in the United States and certain foreign tax jurisdictions as we believe it is more likely than not that these benefits will not be recognized.

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure does not vary significantly with changes in volume, which limits our ability to reduce costs in proportion to declining sales. We have tried to reduce operating expense to achieve profitability towards the lower end of our quarterly revenue swings. We may experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

During the six-month periods ended June 30, 2013 and 2012, the Company used $10.8 million and $12.6 million, respectively, of cash to support operating activities.  The cash used by operations during the six months ended June 30, 2013 was predominately driven by the Company’s loss from operations excluding non-cash charges for depreciation and amortization and stock based compensation expense, the increase in the accounts receivable, prepaid expenses and other current assets, and other assets and liabilities balances, and the increase in our accounts payable and accrued liability balances. Investing activities included $1.2 million in cash received for the achievement of a milestone associated with the Lam transaction and partially offset the use of cash in operations, resulting in cash and cash equivalents at June 30, 2013 of $34.6 million, compared to $45.0 million at December 31, 2012. Financing activities were not significant.

As noted in Note 15 to the consolidated financial statements in this Report on Form 10-Q, effective July 5, 2013, the Company terminated the Revolving Credit Facility with Silicon Valley Bank, which had provided for borrowings up to $30.0 million based primarily on accounts receivable. With the termination of this facility, the Company has cash collateralized two letters of credit issued by Silicon Valley Bank in the aggregate amount of $1.5 million. The Company paid a $0.3 million early termination fee to Silicon Valley Bank.

Additionally, on July 5, 2013, the Company entered into a Business Loan Agreement with Northern Bank & Trust Company (the “Bank”), which provides for a three year term loan of $15.0 million, secured by the Company’s real estate in Beverly, Massachusetts (the “Term Loan”). $.8M of the loan proceeds will be held in a restricted interest reserve escrow account at the Bank. The Bank will also maintain a reserve on the Company’s loan account with the Bank for the Company’s quarterly real estate taxes on the mortgaged property. The Company will use the proceeds of the Term Loan as needed to fund growth, specifically investments in the leading edge Purion ion implant platform, and other working capital and general corporate purposes. The Term Loan bears interest at the rate of 5.5% per annum, with payments of principal beginning August 5, 2014 on a 10 year amortization schedule. Interest is payable monthly beginning on August 5, 2013. All outstanding principal and unpaid interest is due and payable on July 5, 2016. The Company is required to comply with certain financial covenants under the Business Loan Agreement.

We expect that our capital expenditures in the next twelve months will not exceed $2.5 million.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2013 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2013, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of June 30, 2013, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012.

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

10.1	Business Loan Agreement dated as of July 5, 2013 between the Company and Northern Bank &Trust Company. Filed herewith.

10.2	Mortgage and Fixture Filing dated as of July 5, 2013 by the Company in favor of Northern Bank &Trust Company. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May August 2, 2013. Filed herewith

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 2, 2013. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 2, 2013. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 2, 2013. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 2, 2013	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Interim Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer