Form 10-Q
period 2013-09-30
AXCELIS TECHNOLOGIES INC
filed 2013-11-08
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013 there were 109,596,844 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Product	$42,934	$37,093	$118,151	$136,096
Services	5,897	7,547	18,907	22,664
Total revenue	48,831	44,640	137,058	158,760
Cost of revenue
Product	27,339	24,809	74,976	84,692
Services	4,516	5,464	15,427	16,377
Total cost of revenue	31,855	30,273	90,403	101,069

Gross profit	16,976	14,367	46,655	57,691

Operating expenses
Research and development	8,148	9,851	25,857	31,999
Sales and marketing	5,330	5,470	16,128	18,284
General and administrative	6,164	6,325	19,165	20,611
Gain on sale of dry strip assets and intellectual property	—	—	(1,167)	—
Restructuring charges	112	578	2,334	3,612
Total operating expenses	19,754	22,224	62,317	74,506

Loss from operations	(2,778)	(7,857)	(15,662)	(16,815)

Other income (expense)
Interest income	3	9	8	27
Interest expense	(193)	—	(308)	—
Other, net	(1,252)	(627)	(671)	(999)
Total other income (expense)	(1,442)	(618)	(971)	(972)

Loss before income taxes	(4,220)	(8,475)	(16,633)	(17,787)

Income taxes	530	243	1,125	1,429

Net loss	$(4,750)	$(8,718)	$(17,758)	$(19,216)

Net loss per share
Basic and Diluted	$(0.04)	$(0.08)	$(0.16)	$(0.18)

Shares used in computing net loss per share
Basic and diluted weighted average common shares	109,074	107,855	108,573	107,521

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(4,750)	$(8,718)	$(17,758)	$(19,216)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,012	1,105	53	(308)
Amortization of actuarial losses from pension plan	8	—	24	—
Comprehensive loss	$(2,730)	$(7,613)	$(17,681)	$(19,524)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$48,317	$44,986
Accounts receivable, net	29,321	24,843
Inventories, net	94,316	100,234
Restricted cash	1,583	106
Prepaid expenses and other current assets	5,066	5,056
Total current assets	178,603	175,225

Property, plant and equipment, net	32,311	34,413
Restricted cash, long-term	825	—
Other assets	15,542	12,520
Total assets	$227,281	$222,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,075	$10,166
Accrued compensation	7,309	7,283
Warranty	1,461	1,700
Income taxes	262	278
Deferred revenue	3,911	6,423
Current portion of long-term debt	185	—
Other current liabilities	4,250	3,932
Total current liabilities	33,453	29,782

Long-term debt	14,815	—
Long-term deferred revenue	154	456
Other long-term liabilities	6,129	5,844
Total liabilities	54,551	36,082

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 109,586 shares issued and 109,466 shares outstanding at September 30, 2013;108,293 shares issued and 108,173 shares outstanding at December 31, 2012	110	108
Additional paid-in capital	508,976	504,643
Treasury stock, at cost, 120 shares at September 30, 2013 and December 31, 2012	(1,218)	(1,218)
Accumulated deficit	(340,235)	(322,477)
Accumulated other comprehensive income	5,097	5,020
Total stockholders’ equity	172,730	186,076
Total liabilities and stockholders’ equity	$227,281	$222,158

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(17,758)	$(19,216)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,948	5,419
Gain on sale of dry strip assets and intellectual property	(1,167)	—
Deferred taxes	272	998
Stock-based compensation expense	3,105	3,411
Provision for excess inventory	2,451	678
Changes in operating assets & liabilities
Accounts receivable	(4,359)	10,143
Inventories	3,455	(3,496)
Prepaid expenses and other current assets	(429)	4,490
Accounts payable and other current liabilities	6,276	(11,601)
Deferred revenue	(2,816)	(5,089)
Income taxes	(14)	(135)
Other assets and liabilities	(3,813)	3,025
Net cash used for operating activities	(10,849)	(11,373)

Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	1,200	—
Expenditures for property, plant, and equipment	(484)	(536)
(Increase) decrease in restricted cash	(1,477)	1
Net cash used for investing activities	(761)	(535)

Cash flows from financing activities
Increase in restricted cash	(825)	—
Financing fees and other expenses	(473)	—
Proceeds from exercise of stock options	1,113	863
Proceeds from Employee Stock Purchase Plan	197	179
Proceeds from issuance of Term Loan	15,000	—
Net cash provided by financing activities	15,012	1,042
Effect of exchange rate changes on cash	(71)	(791)
Net increase (decrease) in cash and cash equivalents	3,331	(11,657)
Cash and cash equivalents at beginning of period	44,986	46,877
Cash and cash equivalents at end of period	$48,317	$35,220

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.         Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, and maintenance services to the semiconductor industry.

In December 2012, the Company sold its intellectual property rights and certain assets relating to the Company’s dry strip product line to Lam Research Corporation (“Lam”).  As a result of this transaction, the Company has ceased the sale of 300 mm dry strip wafer processing equipment in the quarter ended September 30, 2013.  The Company will be able to continue to sell dry strip systems for smaller wafers until December 2015 and to support its installed base of all dry strip systems indefinitely. The gain on this transaction is more fully described in Note 3 below and  in Note 3 to the consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K.

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

Note 2.   Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and  permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company’s 2000 Stock Plan (the “2000 Stock Plan”), expired on May 1, 2012. Awards granted under the 2000 Stock Plan remain outstanding and subject to the terms of the 2000 Stock Plan until the exercise or expiration of such grants. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan and the ESPP are more fully described in Note 13 to the consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $1.5 million for both the three-month periods ended September 30, 2013 and 2012.  The Company recognized stock-based compensation expense of $3.1 million and $3.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

Note 3.   Gain on Sale of Dry Strip Assets and Intellectual Property

In December 2012, the Company sold its dry strip assets and intellectual property to Lam. A portion of the purchase consideration (up to $2.0 million) was contingent upon the Company achieving certain milestones by June 30, 2013. The Company recorded nil and $1.2 million for the proceeds received based on its achievement of milestones during the three and nine months ended September 30, 2013, respectively. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

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

The components of net loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net loss attributable to common stockholders	$(4,750)	$(8,718)	$(17,758)	$(19,216)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	109,074	107,855	108,573	107,521

Net loss per share
Basic and Diluted	$(0.04)	$(0.08)	$(0.16)	$(0.18)

The Company incurred net losses for the three and nine-month periods ended September 30, 2013 and 2012, and has excluded the  incremental shares attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive. The following table sets forth the number of incremental shares excluded from the calculation above:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Incremental shares excluded from the calculation of net loss per share	4,383	1,010	2,620	1,508

Note 5.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2013:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2012	$5,375	$(355)	$5,020
Other comprehensive loss before reclassifications	53	—	53
Amounts reclassified from accumulated other comprehensive income (1)	—	24	24
Net current-period other comprehensive income	53	24	77
Balance at September 30, 2013	$5,428	$(331)	$5,097

(1)         Amount presented before taxes as the tax effect is not material to the consolidated financial statements.

Note 6.         Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$58,265	$72,013
Work in process	22,622	12,253
Finished goods (completed systems)	13,429	15,968
	$94,316	$100,234

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of September 30, 2013 and December 31, 2012, inventories are stated net of inventory reserves of $34.4 million and $33.6 million respectively.

During the three and nine months ended September 30, 2013, the Company recorded a charge to cost of sales of nil and $2.1 million, respectively, for 300mm dry strip components. Under the terms of the agreement with Lam, the Company was permitted to manufacture and sell dry strip products through September 2013.  Due to changes in the forecasted sales of the Company’s dry strip products that become known during the nine months ended September 30, 2013, a portion of the dry strip inventory components were determined to be non-recoverable.

During the three months and nine months ended September 30, 2013, the Company recorded a charge to cost of sales of $0.1 million and $0.6 million, respectively, due to production levels below normal capacity. During the three months and nine months ended September 30, 2012, the Company recorded a charge to cost of sales of $1.1 million and $1.2 million, respectively, due to production levels below normal capacity.

Note 7.         Restructuring Charges

In 2012, the Company completed reductions in force related to actions taken by management to control costs, improve the focus of its operations, sustain future profitability and conserve cash. As of December 31, 2012, approximately $0.7 million of these costs were accrued and unpaid.

During the nine months ended September 30, 2013, the Company implemented further actions, which resulted in restructuring charges for severance and related costs of $2.3 million recorded. The liability at September 30, 2013 of $0.1 million is expected to be paid primarily in the fourth quarter of 2013.

Changes in the Company’s restructuring liability, which consists primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(In thousands)
Balance at December 31, 2012	$659
Severance and related costs	2,333
Cash payments	(2,861)
Balance at September 30, 2013	$131

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

The changes in the Company’s standard product warranty liability are as follows:

	Nine months ended September 30,
	2013	2012
	(in thousands)
Balance at January 1 (beginning of year)	$1,801	$3,697
Warranties issued during the period	1,401	2,170
Settlements made during the period	(1,107)	(2,550)
Changes in estimate of liability for pre-existing warranties during the period	(586)	(1,155)
Balance at September 30 (end of period)	$1,509	$2,162
Amount classified as current	$1,461	$2,107
Amount classified as long-term	48	55
Total warranty liability	$1,509	$2,162

Note 9.  Fair Value Measurements

Certain of the assets and liabilities on the Company’s balance sheet are reported at their “fair value.” Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

(b)         Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s money market funds are included in cash and cash equivalents in the consolidated balance sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets. The carrying value of our term loan which is carried at amortized cost approximates fair value based on current market pricing of similar debt and is categorized as level 2.

The following table sets forth Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$4,882	$—	$—	$4,882

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$29,179	$—	$—	$29,179

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10. Financing Arrangements

Bank Credit Facility

Effective July 5, 2013, the Company terminated a revolving credit facility with Silicon Valley Bank (“SVB”) pursuant to an Amended and Restated Loan and Security Agreement dated April 25, 2011 as amended. The facility provided for borrowings up to $30.0 million, based primarily on accounts receivable, and was subject to certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The Company used the facility to support letters of credit. The Company paid a $0.3 million early termination fee to SVB during the quarter ended September 30, 2013.

With the termination of this facility, the Company has cash collateralized two letters of credit issued by SVB in the aggregate amount of $1.5 million which are presented as restricted cash on the balance sheet as of September 30, 2013 . As described in Note 15 below, the Company reinstated a revolving credit facility with SVB in October 2013.

Term Loan Secured by Real Estate

On July 5, 2013, the Company entered into a Business Loan Agreement with Northern Bank & Trust Company (the “Bank”), which provides for a three year term loan of $15.0 million, secured by the Company’s real estate in Beverly, Massachusetts (the “Term Loan”). The Company will use the proceeds of the Term Loan as needed to fund growth, specifically investments in the leading edge Purion ion implant platform, and other working capital and general corporate purposes. $0.8 million of the loan proceeds are held in a restricted interest reserve escrow account which is classified as restricted cash, long-term on the consolidated balance sheets. The Company incurred debt issuance costs of $0.2 million which will be amortized over the life of the Term Loan.

The Term Loan bears interest at the rate of 5.5% per annum, with payments of principal beginning August 5, 2014 on a 10 year amortization schedule of the principal on a straight-line basis. Interest is payable monthly beginning on August 5, 2013. All outstanding principal and unpaid interest is due and payable on July 5, 2016. In addition, under the Term Loan, the Company must comply with financial covenants relating to debt service ratio, net worth and liquidity.

As of September 30, 2013, the Company was in compliance with all covenant requirements of the Term Loan.

Note 11.  Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.

During the three months ended September 30, 2013, the Company incurred charges related to the write-off of deferred tax assets in certain foreign jurisdictions that are no longer realizable which resulted in a noncash tax expense of $0.3 million. This tax expense did not have a significant impact on the Company’s results of operations or cash flows for the three and nine months ended September 30, 2013.

As of December 31, 2012 the Company’s valuation allowance related to income taxes was approximately $145.0 million.  The Company is in a three year cumulative loss position in the United States.  As a result, the Company maintains a 100% valuation allowance to reduce the carrying value of the related deferred tax assets to zero.  The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident.

Note 12. Concentration of Risk

For the three months ended September 30, 2013, two customers accounted for approximately 19.0% and 14.5% of consolidated revenue. For the nine months ended September 30, 2013, two customers accounted for approximately 10.9% and 10.4% of consolidated revenue.

For the three months ended September 30, 2012, three customers accounted for approximately 16.1%, 13.1% and 10.9% of consolidated revenue, respectively. For the nine months ended September 30, 2012, two customers accounted for approximately 21.3% and 11.4% of consolidated revenue, respectively.

At September 30, 2013, three customers accounted for 18.3%, 12.7%, and 11.2% of consolidated gross accounts receivable.  At December 31, 2012, two customers accounted for 11.9% and 11.5% of consolidated gross accounts receivable, respectively.

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

Note 15. Subsequent Events

On October 31, 2013, the Company entered into a revolving credit facility agreement (the “facility”) with Silicon Valley Bank (“SVB”) that provides for borrowings of up to $10.0 million, based primarily on accounts receivable.  The facility has certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity.  The agreement will terminate on October 31, 2015.  The Company will use the facility to support letters of credit and if needed, to fund a ramp in business.  Upon the establishment of the facility, SVB released the Company from a cash collateralization arrangement with respect to $1.5 million of letters of credit issued by SVB, and these outstanding letters of credit were deemed covered by the facility.

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

In December 2012, we sold to Lam Research Corporation the intellectual property rights and other assets relating to our dry strip systems product line.  The purchased intellectual property rights include, among other things, worldwide patent rights, patent applications, copyrights, industrial designs, know-how and related rights used by us in our dry strip products.   Lam granted us a worldwide, non-exclusive, non-transferable, royalty free license to use the intellectual property rights sold by us.  The license allowed us to make and sell 300 mm dry strip wafer processing equipment for semiconductor applications through September 2013. We will continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely. Due to this continuing interest in the dry strip business, the sale of the intellectual property rights and other assets to Lam have been reported in continuing operations.

Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 71.3% of total revenue for the nine months ended September 30, 2013; compared to 73.6% of revenue for the nine months ended September 30, 2012.

Weak industry conditions that we experienced in 2012 continued through the first quarter of 2013, but beginning in the second quarter of 2013 we entered a period of gradual market improvement which continued during the third quarter.  Our financial results in 2013 reflect our investment of a significant portion of our resources in research and development programs related to our new leading edge Purion ion implantation platform and the market introduction and initial sales of Purion systems. These results also reflect our efforts to lower our breakeven revenue levels by maintaining tight control of discretionary spending.  As a result of increasing revenues and cost containment, we expect to return to profitability in the fourth quarter of 2013.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Product	87.9%	83.1%	86.2%	85.7%
Services	12.1	16.9	13.8	14.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	56.0	55.6	54.7	53.3
Services	9.2	12.2	11.2	10.3
Total cost of revenue	65.2	67.8	65.9	63.6
Gross profit	34.8	32.2	34.1	36.4
Operating expenses:
Research and development	16.7	22.1	18.9	20.2
Sales and marketing	10.9	12.2	11.8	11.5
General and administrative	12.6	14.2	14.0	13.0
Gain on sale of dry strip assets and intellectual property	—	—	(0.9)	—
Restructuring charges	0.2	1.3	1.7	2.3
Total operating expenses	40.4	49.8	45.5	47.0
Loss from operations	(5.6)	(17.6)	(11.4)	(10.6)
Other income (expense):
Interest expense	(0.4)	—	(0.2)	—
Other, net	(2.6)	(1.4)	(0.5)	(0.6)
Total other income (expense)	(3.0)	(1.4)	(0.7)	(0.6)
Loss before income taxes	(8.6)	(19.0)	(12.1)	(11.2)
Income taxes	1.1	0.5	0.8	0.9
Net loss	(9.7)%	(19.5)%	(12.9)%	(12.1)%

Revenue

The following table sets forth our revenues.

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Revenues:
Product	$42,934	$37,093	$5,841	15.7%	$118,151	$136,096	$(17,945)	(13.2)%
Percentage of revenues	87.9%	83.1%			86.2%	85.7%
Services	5,897	7,547	(1,650)	(21.9)%	18,907	22,664	(3,757)	(16.6)%
Percentage of revenues	12.1%	16.9%			13.8%	14.3%
Total revenues	$48,831	$44,640	$4,191	9.4%	$137,058	$158,760	$(21,702)	(13.7)%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Product

Product revenue, which includes system sales, sales of spare parts and product upgrades, was $42.9 million, or 87.9% of revenue during the three months ended September 30, 2013, compared with $37.1 million, or 83.1% of revenue for the three months ended September 30, 2012. The year over year increase in product revenue is attributable to improved semiconductor market spending which has increased system revenue levels.

Services

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.9 million, or 12.1 % of revenue for the three months ended September 30, 2013, compared with $7.5 million, or 16.9% of revenue for the three months ended September 30, 2012. Service revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. The decrease during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to cautious European aftermarket spending at the end of the 2013 quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Product

Product revenue was $118.2 million, or 86.2% of revenue for the nine months ended September 30, 2013, compared with $136.1 million, or 85.7% of revenue for the nine months ended September 30, 2012. The decrease in product revenue is attributable to the timing associated with the semiconductor industry cycle.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2013 and December 31, 2012 was $4.1 million and $6.9 million, respectively. The decrease was mainly due to lower systems sales during the nine months ended September 30, 2013, and the timing of acceptance of deferred system sales.

Services

Service revenue was $18.9 million, or 13.8% of revenue for the nine months ended September 30, 2013, compared with $22.7 million, or 14.3% of revenue for the nine months ended September 30, 2012. Results for the first three quarters of 2013 were primarily driven by the timing associated with the semiconductor industry cycle.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Ion Implant

Included in total revenue of $48.8 million during the three months ended September 30, 2013 is revenue from sales of ion implantation products and related service of $40.2 million, or 82.4% of total revenue, compared with $33.9 million, or 76.0%, of total revenue for the three months ended September 30, 2012. The dollar increase is due to the factors discussed above for product and services revenue. The increase in ion implant’s share of total revenue for the 2013 period reflects a reduction in dry strip revenue following the sale of assets relating to the dry strip product line in December 2012, as discussed in the Overview.

Aftermarket

Our product revenue includes sales of spare parts and product upgrades as well as complete systems. We refer to the business of selling spare parts and product upgrades, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $48.8 million during the three months ended September 30, 2013 is revenue from our aftermarket business of $28.6 million, compared to $31.9 million for the three months ended September 30, 2012. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  The decrease in aftermarket revenue for the three months ended September 30, 2013 as compared to the same period in 2012 was due to the factors discussed above for product and services revenue.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Ion Implant

Included in total revenue of $137.1 million during the nine months ended September 30, 2013 is revenue from sales of ion implantation products and related service of $111.6 million, or 81.4% of total revenue, compared with $124.8 million, or 78.6%, of total revenue for the nine months ended September 30, 2012. The dollar decrease was due to the factors discussed above for product and services revenue.

Aftermarket

Included in total revenue of $137.1 million during the nine months ended September 30, 2013 is revenue from our aftermarket business of $87.5 million, compared to $96.8 million for the nine months ended September 30, 2012. The dollar decrease was due to the factors discussed above for product and services revenue.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Gross Profit:
Product	$15,595	$12,284	$3,311	27.0%	$43,175	$51,404	$(8,229)	(16.0)%
Product gross margin	36.3%	33.1%			36.5%	37.8%
Services	1,381	2,083	(702)	(33.7)%	3,480	6,287	(2,807)	(44.6)%
Services gross margin	23.4%	27.6%			18.4%	27.7%
Total gross profit	$16,976	$14,367	$2,609	18.2%	$46,655	$57,691	$(11,036)	(19.1)%
Gross margin	34.8%	32.2%			34.1%	36.4%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Product

Gross profit from product revenue was 36.3% for the three months ended September 30, 2013, compared to 33.1% for the three months ended September 30, 2012. The increase in gross profit of 3.2 percentage points is attributable to higher systems sales volumes and the related favorable absorption of fixed overhead costs, which increased gross profit 10.2 percentage points, offset by a 7.0 percentage point decrease in gross profit since revenue from our higher margin parts and upgrades represented a smaller percentage of total revenue.

Services

Gross profit from service revenue was 23.4% for the three months ended September 30, 2013, compared to 27.6% for the three months ended September 30, 2012. The decrease in gross profit is attributable to lower volumes, and changes in the mix and timing of service contracts.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Product

Gross profit from product revenue was 36.5% for the nine months ended September 30, 2013, compared to 37.8% for the nine months ended September 30, 2012. The decrease in gross profit of 1.3% percentage points is due to an incremental reserve for excess inventory which reduced gross profit by 1.0 percentage point and lower systems sales volumes and the related unfavorable absorption of fixed overhead costs which reduced gross profit by 0.8 percentage points, offset by a 0.5 percentage point increase in gross profit resulting from an increased mix of parts and upgrade revenue.

Services

Service revenue gross margin was 18.4% for the nine months ended September 30, 2013, compared to 27.7% for the nine months ended September 30, 2012. The decrease in gross margin is attributable to lower sales volumes and the changes in the mix and timing of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Research and development	$8,148	$9,851	$(1,703)	(17.3)%	$25,857	$31,999	$(6,142)	(19.2)%
Percentage of revenues	16.7%	22.1%			18.9%	20.2%
Sales and marketing	5,330	5,470	(140)	(2.6)%	16,128	18,284	(2,156)	(11.8)%
Percentage of revenues	10.9%	12.2%			11.8%	11.5%
General and administrative	6,164	6,325	(161)	(2.5)%	$19,165	20,611	(1,446)	(7.0)%
Percentage of revenues	12.6%	14.2%			14.0%	13.0%
Gain on sale of dry strip assets and intellectual property	—	—	—	—	(1,167)	—	(1,167)	—
Percentage of revenues	0.0%	0.0%			(0.9)%	0.0%
Restructuring charges	112	578	(466)	(80.6)%	2,334	3,612	(1,278)	(35.4)%
Percentage of revenues	0.2%	1.3%			1.7%	2.3%
Total operating expenses	$19,754	$22,224	$(2,470)	(11.1)%	$62,317	$74,506	$(12,189)	(16.4)%
Percentage of revenues	40.4%	49.8%			45.5%	47.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $11.3 million and $35.8 million, or 57.7% and 58.6%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property and restructuring charges, for the three and nine-month periods ended September 30, 2013, respectively. For the three and nine-month periods ended September 30, 2012, personnel costs were $12.6 million and $41.3 million, or 58.0% and 58.3%, of our total operating expenses excluding restructuring charges.

We continue to maintain tight control over our discretionary spending. As a result of the industry conditions in the semiconductor industry, we took a number of actions during 2013 to reduce our operating expenses and manage our cash. These actions included a reduction in our global workforce; focusing our R&D spending on critical programs; and asking our employees to take three weeks of unpaid shutdowns.

The impact of these actions and our operating results are discussed below.

Research and Development

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Research and development	$8,148	$9,851	$(1,703)	(17.3)%	$25,857	$31,999	$(6,142)	(19.2)%
Percentage of revenues	16.7%	22.1%			18.9%	20.2%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Research and development expense was $8.1 million during the three months ended September 30, 2013; a decrease of $1.7 million, or 17.3%, compared with $9.8 million during the three months ended September 30, 2012. The decrease included a reduction in payroll costs of $0.8 million. As we focused our R&D spend on critical programs, consulting, project material and related costs decreased by $0.5 million and depreciation expense for internal use assets used as demonstration and/or test systems decreased by $0.5 million.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Research and development expense was $25.9 million during the nine months ended September 30, 2013; a decrease of $6.1 million, or 19.2%, compared with $32.0 million during the nine months ended September 30, 2012. The decrease included the reduction in payroll costs of $2.9 million as a result of lowering our headcount through reductions in force.  As we focused our R&D spend on critical programs, consulting, project material and related costs decreased by $2.0 million and depreciation expense for internal use assets used as demonstration and/or test systems decreased by $1.3 million.

Sales and Marketing

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$5,330	$5,470	$(140)	(2.6)%	$16,128	$18,284	$(2,156)	(11.8)%
Percentage of revenues	10.9%	12.2%			11.8%	11.5%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Sales and marketing expense was $5.3 million during the three months ended September 30, 2013; a decrease of $0.1 million, or 2.6%, compared with $5.4 million during the three months ended September 30, 2012. The decrease was primarily due to the reduction in payroll and related costs of $0.4 million partly attributable to the cost savings realized by one week of unpaid shutdown taken by our employees, offset in part by smaller increases in various other expense accounts.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Sales and marketing expense was $16.1 million during the nine months ended September 30, 2013; a decrease of $2.2 million, or 11.8%, compared with $18.3 million during the nine months ended September 30, 2012. The decrease was primarily due to the reduction in payroll and related costs of $1.8 million as a result of lowering our headcount through reductions in force and the cost savings realized by three weeks of unpaid shutdown taken by our employees. As a result of our tightened control over discretionary spending, we reduced our travel and entertainment costs by $0.3 million and our utilities and other facility costs by $0.3 million.

General and Administrative

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
General and administrative	$6,164	$6,325	$(161)	(2.5)%	$19,165	$20,611	$(1,446)	(7.0)%
Percentage of revenues	12.6%	14.2%			14.0%	13.0%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, legal and human resource functions.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

General and administrative expense was $6.2 million during the three months ended September 30, 2013; a decrease of $0.1 million, or 2.5%, compared with $6.3 million during the three months ended September 30, 2012, essentially flat for the third quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

General and administrative expense was $19.2 million during the nine months ended September 30, 2013, a decrease of $1.4 million, or 7.0%, compared with $20.6 million during the nine months ended September 30, 2012. The decrease was primarily due to the reduction in salary and fringe benefits of $0.8 million as a result of lowering our headcount through reductions in force and the cost savings realized by three weeks of unpaid shutdown taken by our employees. As a result of our tightened control over discretionary spending, we reduced our professional fees by $0.3 million and our utilities and other facility costs by $0.4 million compared to the same period in 2012.

Gain on Sale of Dry Strip Assets and Intellectual Property

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Gain on Sale of Dry Strip Assets and Intellectual Property	$—	$—	$—	—	$1,167	$—	$(1,167)	—
Percentage of revenues	0.0%	0.0%			(0.9)%	0.0%

In December 2012, we sold our dry strip assets and intellectual property to Lam. A portion of the purchase consideration (up to $2.0 million) was contingent upon our achieving certain milestones by June 30, 2013. During the three and nine-month periods ended September 30, 2013, the Company recorded nil and $1.2 million, respectively, representing achievement of two milestones under the agreement. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

Restructuring Charges

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Restructuring charges	$112	$578	$(466)	(80.6)%	$2,334	$3,612	$(1,278)	(35.4)%
Percentage of revenues	0.2%	1.3%			1.7%	2.3%

We continue to align our organization with market demands. We implemented reductions in force in the periods presented to improve the focus of our operations, control costs, achieve future profitability and conserve cash. As a result of these actions, we recorded a restructuring expense for severance and related costs during the three and nine-month periods ended September 30, 2013 and 2012, respectively.

Other Income (Expense)

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to- Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Other income (expense), net	$(1,442)	$(618)	$(824)	(133.3)%	$(971)	$(972)	$1	0.1%
Percentage of revenues	(3.0)%	(1.4)%			(0.7)%	(0.6)%

Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances and bank fees associated with maintaining our financing arrangements. Also included within other income (expense) for the three month period ended September 30, 2013 is $0.3 million in early termination fees the Company incurred as a result of terminating a revolving credit facility with SVB.

During the three and nine-month periods ended September 30, 2013 and 2012, we had no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Income Taxes

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Income taxes	$530	$243	$287	118.1%	$1,125	$1,429	$(304)	(21.3)%
Percentage of revenues	1.1%	0.5%			0.8%	0.9%

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European tax jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for losses in the United States and certain European tax jurisdictions as we believe it is more likely than not that these benefits will not be recognized.

During the three months ended September 30, 2013, we incurred charges related to the write-off of deferred tax assets in certain foreign jurisdictions that were no longer realizable which resulted in a noncash tax expense of $0.3 million. This tax expense did not have a significant impact on our results of operations or cash flows for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure does not vary significantly with changes in volume. We have reduced operating expense to try to achieve profitability towards the lower end of our quarterly revenue swings. We may experience fluctuations in operating results and cash flows depending on these changes in revenue levels.

During the nine-month periods ended September 30, 2013 and 2012, we used $10.8 million and $11.4 million, respectively, of cash to support operating activities.  The net cash used by operations during the nine months ended September 30, 2013 was predominately driven by the loss from operations excluding non-cash charges for depreciation and amortization and stock based compensation expense, the increase in the accounts receivable, and other assets and liabilities balances, and off-set by  the increase in our accounts payable and accrued liability balances. Investing activities included $1.2 million in cash received for the achievement of a milestone associated with the Lam transaction, which was offset by a $1.5 million increase in restricted cash. Net financing activities of $15 million were driven by the $15 million proceeds from the issuance of our term loan and $1.1 million of proceeds from the exercise of stock options partially off-set by $0.8 million of long-term restricted cash related to the loan agreement. These changes resulted in cash and cash equivalents at September 30, 2013 of $48.3 million, compared to $45.0 million at December 31, 2012.  Cash, cash equivalents and restricted cash were $50.7 million at September 30, 2013 compared to $45.1 million at December 31, 2012. Approximately $22.4 million of cash held at September 30, 2013 was located in foreign jurisdictions.

Effective July 5, 2013, we terminated our revolving credit facility with Silicon Valley Bank, which had provided for borrowings up to $30.0 million based primarily on accounts receivable. With the termination of this facility, we cash collateralized two letters of credit issued by Silicon Valley Bank in the aggregate amount of $1.5 million. We paid a $0.3 million early termination fee to Silicon Valley Bank. On October 31, 2013, we reinstated a new revolving credit facility with Silicon Valley Bank, as discussed in Note 15.

Additionally, on July 5, 2013, we entered into a Business Loan Agreement with Northern Bank & Trust Company which provides for a three year term loan of $15.0 million, secured by our real estate in Beverly, Massachusetts. $0.8 million of the loan proceeds are held in a restricted interest reserve escrow account. The Bank will also maintain a reserve on our loan account with the Bank for our quarterly real estate taxes on the mortgaged property. We will use the proceeds of this loan as needed to fund growth, specifically investments in the leading edge Purion ion implant platform, and other working capital and general corporate purposes. This loan bears interest at the rate of 5.5% per annum, with payments of principal beginning August 5, 2014 on a 10 year amortization schedule of the principal on a straight-line basis. Interest is payable monthly beginning on August 5, 2013. All outstanding principal and unpaid interest is due and payable on July 5, 2016. We are required to comply with certain financial covenants under the Business Loan Agreement, as described in Note 10 to the financial statements included in this Form 10-Q.

At September 30, 2013, we were in compliance with the applicable covenants.

We expect that our capital expenditures in the next twelve months will not exceed $2.5 million.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2013 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2013, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2013, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012.

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

10.1

Business Loan Agreement dated as of July 5, 2013 between the Company and Northern Bank &Trust Company.  Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the Commission on August 2, 2013.

10.2

Mortgage and Fixture Filing dated as of July 5, 2013 by the Company in favor of Northern Bank &Trust Company.  Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed with the Commission on August 2, 2013.

10.3

Executive Separation Agreement between the Company and Jay Zager dated as of July 17, 2013.  Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the Commission on August 2, 2013.

10.4	Loan and Security Agreement dated as of October 31, 2013 between the Company and Silicon Valley Bank. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 8, 2013. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 8, 2013. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 8, 2013. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 8, 2013. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 8, 2013	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer