Form 10-K
period 2013-12-31
AXCELIS TECHNOLOGIES INC
filed 2014-03-03
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013: $194,738,957

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of February 24, 2014: 110,711,182.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on May 13, 2014 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business.

Overview of Our Business

        Axcelis Technologies, Inc. ("Axcelis," the "Company," "we," "us," or "our") designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products are the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business comprised approximately 83.8% of our revenue in 2013 with the remaining 16.2% of revenue derived from our dry strip and other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

        Axcelis' business commenced in 1978 and its current corporate entity was incorporated in Delaware in 1995, headquartered in Beverly, Massachusetts. We maintain an internet site at www.axcelis.com. On or through our website, investors may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

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

        Semiconductor chip manufacturers utilize many different types of equipment in the making of integrated circuits. Over 300 process steps utilizing over 50 different types of process tools are required to make a single device like a microprocessor. Semiconductor chip manufacturers seek device performance benefits through new products and technology enhancements and productivity improvements through increased throughput, equipment utilization and higher manufacturing yields.

        Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. Periodically the semiconductor device industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. For example, the use of 200mm wafers in production began at the end of the 1980s. The migration from 200mm to 300mm began at the end of the 1990s. The majority of wafer fabrication facilities today are using wafers with a diameter of 300mm. In 2013, Axcelis derived 76.9% of total systems revenue (a component of product revenue) from sales of 300mm equipment. In 2011, industry participants began planning for the next wafer size transition, to 450mm diameter wafers. The schedule for this future transition will vary by customer.

        The customer base is also changing. Given the magnitude of the investment needed to build a new wafer fabrication facility (often referred to as a "fab"), which can be over $4.0 billion for a new 300mm fab, many customers are entering into partnerships to offset the cost of technology development and manufacturing. In addition, many chip developers outsource all or part of their chip manufacturing requirements to contract manufacturers, known as foundries. Foundries are significant purchasers of semiconductor manufacturing equipment.

        The semiconductor capital equipment industry is highly cyclical, as global chip production capacities successively exceed, then lag behind, global chip demand. When chip demand is high, and inventories low, chip manufacturers add capacity through capital equipment purchases. Given the difficulties of forecasting and calibrating chip demand and production capacity, the industry periodically experiences excess chip inventories and softening chip prices. Device manufacturers react with muted capital spending, lowering the demand for capital equipment. Changes in consumer and business demand for products in which chips are used also affect the industry. A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must design its business to thrive during the inevitable low points in the cycle. The most recent cycle began with weak industry conditions in mid-2011 which continued through the first quarter of 2013. Beginning in the second quarter of 2013 the industry entered a period of gradual market improvement which continued during the third and fourth quarters.

        Our financial results in 2013 reflect our investment of a significant portion of our resources in research and development programs related to our new leading edge Purion ion implantation platform and the market introduction and initial sales of Purion systems. These results also reflect our efforts to lower our breakeven revenue levels by maintaining tight control of discretionary spending. We expect customer demands for our products to continue to improve through 2014. Throughout 2014 we expect to continue to grow Purion system sales and maintain tight control of our cost structure in order to sustain profitability throughout the full industry cycle.

Axcelis' Strategy

        Axcelis' 2014 strategic focus is to:

  •
  Penetrate additional customer fabs with Purion platform products (200mm and 300mm)

  •
  Protect and grow Global Service Solutions base business

  •
  Exceed our last peak cycle quarterly revenues

  •
  Sustain profitability on a quarterly basis

        In December 2012, we sold to Lam Research Corporation ("Lam") the intellectual property rights and other assets relating to our dry strip systems product line. The sold intellectual property rights included, among other things, worldwide patent rights, patent applications, copyrights, industrial designs, know-how and related rights used by us in our dry strip business. As a result of this transaction, we ceased the sale of 300mm dry strip wafer processing equipment in September 2013. We will continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely.

        The transaction with Lam in December 2012 represents an important step in the execution of our strategy, allowing us to focus on ion implant. The collaboration with Lam will also allow us to identify value for our customers as we explore the interrelationships between implant, etch, deposition, dry strip and clean applications. We expect that this partnership will enhance our ability to compete and gain implant market share.

        We have continued to invest in research and development through the industry cycles to assure our products meet the needs of our customers. We take pride in our scientists and engineers who continue to add to our portfolio of patents and unpatented proprietary technology to ensure that our investment in technology leadership is translated into unique product advantages. We strive for operational excellence by focusing on ways to lower our manufacturing and design costs and to improve our delivery times to our customers. Finally, we will use our Global Customer Teams and a focused account management structure to maintain and strengthen our customer relationships and increase customer satisfaction.

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

The Purion Platform and Family of Ion Implanters

        Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Our newest systems are all based on a common Purion platform which offers purity, precision and productivity by combining a high-speed, state-of-the-art single wafer end station, enabling unmatched throughput (500 wafer per hour), and an advanced spot beam that ensures that all points across the wafer see the same beam at the same beam angle, resulting in exceptional process control and maximum yield.

  •
  High Energy Implant.  Purion XE, our high energy system, combines Axcelis' production-proven RF Linac high energy, spot beam technology with the Purion platform. Axcelis is a market leader in high energy ion implanters, and we expect to maintain our leadership in the high energy segment through sales of both our multi wafer high energy systems and the Purion XE.

  •
  Medium Current Implant.  Our Purion M medium current system offers higher productivity and lower cost of ownership than competitive offerings, in addition to other advantages. In 2012 and 2013, three evaluation placements of the Purion M were shipped to customers. In 2013, the first evaluation system was purchased. In 2014, Axcelis expects to close the other two evaluation placements, receive follow-on orders from these evaluation customers and obtain new customer Purion M design-wins.

  •
  High Current Implant.  In December 2013, we announced our new high current ion implanter, the Purion H. The Purion H fulfills all traditional high current requirements while extending beyond traditional high current energy and dose ranges. In order to maximize utilization and flexibility, the Purion H can process some traditional mid current implants. In addition, the Purion H is extendable into ultra-low energy applications to satisfy future process requirements including leakage current performance. In 2014, we expect to place Purion H evaluation systems in multiple customer fabs, and our goal over the next several years, is to regain leadership in the high current segment through sales of the Purion H.

        We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Dry Strip

        In the process steps prior to ion implantation, a light sensitive, polymer-based liquid called photoresist is spread in a uniformly thin film on the wafer. Through a process known as photolithography, the photoresist is developed into a pattern like a stencil. Once the subsequent implant processes and etch steps (in which the top layer of the surface of the wafer not covered by photoresist is removed) are completed, the photoresist is no longer necessary and must be removed. The primary means of removing photoresist and residue is a process called dry strip or ashing. Our dry strip machines, also called ashers, use microwave and radio frequency energy to turn process gases into plasma, which then acts to clean the surface of the wafer by removing the photoresist and unwanted residue.

        Axcelis has offered a full line of dry strip tools that cover the entire range of customer applications. In December 2012, Lam purchased the intellectual property rights relating to our dry strip systems business. As a result of this transaction, we ceased the sale of 300mm dry strip wafer processing equipment in September 2013. We will continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely.

Aftermarket Support and Services

        Through our Global Service Solutions business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture as well as equipment we previously manufactured. We believe that approximately 3,000 of our products are in use in 33 countries worldwide. The service and support that we provide include used tools, spare parts, equipment upgrades, and maintenance services. We provide varying levels of sales, service and applications support out of our field offices to customers located in 33 countries. Revenue generated through our service and support business represented about 61.6%, 61.0%, and 46.2% of revenue in 2013, 2012, and 2011, respectively.

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

        Since March 2009, SEN Corporation, or "SEN" (our former Japanese joint venture, which was divested in 2009), has held a non-exclusive license to use certain patented and unpatented technology associated with legacy products owned by the Company. Axcelis holds a reciprocal license of implant technology from SEN. These royalty-free, perpetual cross licenses do not restrict our ability to sell any of our products in Japan or elsewhere in the world.

        Concurrently with the sale of assets to Lam in December 2012, the Company and Lam entered into a Transition Agreement pursuant to which Lam granted us a worldwide, non-exclusive, non-transferable, royalty-free license to use the dry strip intellectual property rights sold by the Company. The license allows us to make and sell dry strip wafer processing equipment for semiconductor applications for a limited transition period after the closing and to support our installed base of dry strip equipment on a perpetual basis.

        International revenue, including export sales from our U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches, accounted for 76.4% of total revenue in 2013, 70.2% of total revenue in 2012, and 72.3% in 2011. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia.

Customers

        In 2013, the top 20 semiconductor manufacturers accounted for approximately 85.3% of total semiconductor industry capital spending, down from 85.6% in 2012. These manufacturers are from the largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, and China), Japan and Europe. The Company serves all leading semiconductor manufacturers.

        Revenue from our ten largest customers accounted for 69.1%, 70.6%, and 68.6%, of revenue in 2013, 2012, and 2011, respectively. We expect that sales of our products to relatively few customers will continue to account for a high percentage of revenue for the foreseeable future. In 2013, one customer accounted for 15.5% of revenue. In 2012, one customer accounted for 18.2% of revenue. In 2011, one customer accounted for 21.2% of revenue.

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

        Our expenses for research and development were $34.8 million, $40.4 million, and $47.2 million in 2013, 2012, and 2011, respectively, or 17.8%, 19.9%, and 14.8% of revenue, respectively. We expect that research and development expenditures will continue to represent a similar level of investment in future years.

Manufacturing

        We manufacture products at our 417,000 sq. ft. ISO 9001:2008, ISO 14001:2004 certified plant in Beverly, Massachusetts. Our facility employs best in class manufacturing techniques including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

        Our clean manufacturing process uses class 1000/10,000 space to facilitate most of our manufacturing requirements.

        The Company's core manufacturing competency is built around system assembly and test which remains an in house capability due to the high degree of expertise and intellectual property associated with the process and design. Non-core work is sourced to one of several global partners and includes items such as power distribution, vacuum systems, wafer handling and commodity level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

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

        Installation of our equipment is provided by factory and field teams. The process includes assembling the equipment at its installation site and after it has been connected, recalibrating it to specifications that had previously been met during factory testing.

Competition

        The semiconductor wafer fabrication equipment industry is highly competitive and is characterized by a small number of participants ranging in size. Significant competitive factors in the semiconductor equipment market include price, cost of ownership, equipment performance, customer support, capabilities and breadth of product line.

        We have competed in two principal product markets of the semiconductor wafer fabrication process: ion implantation and dry strip. In December 2012, we divested our dry strip intellectual property and ceased selling 300mm dry strip systems in September 2013.

        In ion implantation, we mainly compete against Applied Materials, Inc. The Company and Applied Materials are the only ion implant manufacturers with a full range of implant products, and service and support infrastructures able to service our customers globally. Three other niche players we compete with from time to time include Nissin Ion Implantation Co., Ltd., Advanced Ion Beam Technology, Inc. and SEN.

Intellectual Property

        We rely on patent, copyright, trademark and trade secret protection, in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of January 1, 2014, we had 295 active patents issued in the United States and 387 active patents granted in other countries, as well as 282 patent applications (32 in the United States and 250 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

        We intend to file additional patent applications and grow our intellectual property portfolio as appropriate. Although patents are important to our business, we do not believe that we are substantially dependent on any single patent or any group of patents.

        We have trademarks, both registered and unregistered, that are maintained to provide customer recognition for our products in the marketplace. Trademark registrations generally remain in effect as long as the trademarks are in use. From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology. Except for our license agreement with SEN and our license from Lam (described above under "Sales and Marketing"), we do not believe that any of our licenses are currently material to us. We can give no assurance that we, our licensors, licensees, customers or suppliers will not be subject to claims of patent infringement or claims to invalidate our patents, or that any such claims will not be successful, requiring us to pay substantial damages or remove certain features from our products or both.

Backlog

        Systems backlog including deferred systems revenue was $9.3 million and $18.5 million as of December 31, 2013 and 2012, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and typically are due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

        Backlog does not include orders received and fulfilled within a quarter. Our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. Because orders for services or parts received during the quarter are performed or shipped within the same quarter, backlog is not necessarily an indicator of future business trends.

        Bookings in the quarter ended December 31, 2013 were $16.8 million compared to $17.3 million in the quarter ended December 31, 2012.

Employees

        As of December 31, 2013, we had 826 employees and 37 temporary staff worldwide, of which 646 work in North America, 164 in Asia and 53 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

        We are proud of our commitment to improving our environment. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO-14001 certified at our Beverly, MA facility.

Executive Officers of the Registrant

        Mary G. Puma, 56, has been our President and Chief Executive Officer since January 2002 and Chairman since 2005. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation, North Shore Medical Center and Semiconductor Equipment and Materials International (SEMI).

        Kevin J. Brewer, 55, became our interim Chief Financial Officer in June 2013 and our Executive Vice President and Chief Financial Officer in September 2013. Mr. Brewer also manages our Information Technology and Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company's Electronic Systems and Missile Systems groups.

        Lynnette C. Fallon, 54, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

        William Bintz, 57, has been our Executive Vice President, Product Development, Engineering and Marketing since 2011. Prior to that, he was our Senior Vice President, Marketing since September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials

Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

        John E. Aldeborgh, 57, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions, at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

        Douglas A. Lawson, 53, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Prior to joining the company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

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

        New systems orders will depend upon demand from semiconductor manufacturers who build or expand fabrication facilities. When the rate of construction or expansion of fabrication facilities declines, demand for our systems will decline, reducing our revenue. Revenue decline also hurts our profitability because our established cost structure and our continued investments in engineering, research and development and marketing necessary to develop new products and to maintain extensive customer service and support capabilities limit our ability to reduce expenses in proportion to declining sales.

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

  •
  We must continue to develop competitive technical specifications of new systems, or enhancements to our existing systems, and manufacture and ship these systems or enhancements in volume in a timely manner.

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

Our financial results may fluctuate significantly.

        We derive our new systems revenue from the sale of a relatively small number of expensive products to a small number of customers. We also sell used equipment in our aftermarket business. The list prices on these systems range from $0.4 million to $5.0 million. At our current sales level, each sale, or failure to make a sale, has a material effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems and warranty costs. New product introductions may also affect our gross margins. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

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

        Our capital requirements may vary widely from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the end of 2014 and beyond, but this, of course, depends on the accuracy of our assumptions about levels of sales and expenses. A number of factors, including those described in these "Risk Factors," could prove our assumptions wrong and cause us to require additional capital from external sources. Depending on market conditions, future debt or equity financings may not be possible on attractive terms or at all. In addition, future debt or equity financings could be dilutive to the existing holders of our common stock.

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

        The market for semiconductor manufacturing equipment is highly competitive and includes some companies with substantially greater financial, engineering, manufacturing, marketing and customer service and support resources than we have that may be better positioned to compete successfully in the industry. In addition, there are smaller, emerging semiconductor equipment companies that could provide innovative systems with technology that may have performance advantages over our systems. We expect our competitors to continue to improve the design and performance of their existing products and processes and to introduce new products and processes with improved price and performance characteristics. If we are unable to improve or introduce competing products when demanded by the markets, our business will be harmed. Finally, if we must lower prices to remain competitive without commensurate cost of goods savings, our gross margins and profitability will be adversely affected.

We have been dependent on sales to a limited number of large customers; the loss of any of these customers or any reduction in orders from them could materially affect our sales.

        Historically, we have sold a significant portion of our products and services to a limited number of fabricators of semiconductor products. For example, in 2013, our top ten customers accounted for 69.1% of our net sales. None of our customers has entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer could adversely affect us. The ongoing consolidation of semiconductor manufacturers may also increase the harmful effect of losing one or more significant customers.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenue from outside the United States, especially from Asia.

        We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries and branches, accounted for 76.4% of total revenue in 2013 in comparison to 70.2% in 2012 and 72.3% in 2011. System shipments to Asian customers represented 77.8% of total shipment dollars in 2013 in comparison to 71.3% in 2012 and 60% in 2011. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of our foreign operations can fluctuate with changes in foreign exchange rates to the extent revenues are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the year ended December 31, 2013, approximately 32.9% of our revenue was derived from foreign operations with this inherent risk. In addition, at December 31, 2013, our operations outside of the United States accounted for approximately 39.6% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own one property and lease 40 properties, of which 13 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Italy, and Germany.

        We own our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is principally used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters.

        We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations. Our Beverly, Massachusetts facility is ISO 9001:2008 and ISO 14001:2004 and our European office is ISO 9001:2008 certified.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low closing sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of February 24, 2014, we had approximately 4,500 stockholders of record. We have never paid any cash dividends to our shareholders and do not anticipate paying cash dividends in the future and in any event, we would be restricted from doing so by the terms of our bank credit agreement.

	Common Stock Price
	High	Low
2012
First Quarter	$1.88	$1.36
Second Quarter	$1.76	$1.00
Third Quarter	$1.20	$0.78
Fourth Quarter	$1.40	$0.84
2013
First Quarter	$1.41	$1.09
Second Quarter	$1.82	$1.13
Third Quarter	$2.27	$1.79
Fourth Quarter	$2.49	$2.06

Item 6.    Selected Financial Data.

        The following selected consolidated statements of operations data for each of the three years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2011 and 2010, and the statement of operations data for the years ended December 31, 2010 and 2009, have been derived from the audited financial statements contained in our Form 10-K filed on February 29, 2012. The consolidated balance sheet data as of December 31, 2009 has been derived from the audited financial statements contained in our Form 10-K filed on March 14, 2011.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$195,632	$203,385	$319,416	$275,212	$133,022
Gross profit	67,935	58,171	114,737	85,838	28,064
Equity loss of SEN	—	—	—	—	(3,238)
Income (loss) from operations	(14,618)	(30,938)	7,132	(13,367)	(69,434)
Income (loss) before income taxes	(16,104)	(32,388)	7,471	(17,261)	(76,603)
Net income (loss)	(17,144)	(34,034)	5,077	(17,573)	(77,468)
Net income (loss) per share:
Basic	$(0.16)	$(0.32)	$0.05	$(0.17)	$(0.75)
Diluted	$(0.16)	$(0.32)	$0.05	$(0.17)	$(0.75)
Shares used in computing basic and diluted per share amounts:
Basic	108,869	107,619	106,234	104,522	103,586
Diluted	108,869	107,619	109,098	104,522	103,586
Consolidated balance sheet data:
Cash and cash equivalents	$46,290	$44,986	$46,877	$45,743	$45,020
Working capital	149,448	145,443	164,561	160,501	163,849
Total assets	233,549	222,158	269,245	280,872	250,603
Long-term liabilities	22,087	6,300	7,218	7,176	4,447
Stockholders' equity	176,002	186,076	214,555	205,567	216,399

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

        In December 2012, we sold to Lam Research Corporation the intellectual property rights and other assets relating to our dry strip systems product line. The sold intellectual property rights included, among other things, worldwide patent rights, patent applications, copyrights, industrial designs, know-how and related rights used by us in our dry strip products. As a result of this transaction, we ceased the sale of 300mm dry strip wafer processing equipment in September 2013. We can sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely. As a result of this continuing interest in the dry strip business, the sale of the intellectual property rights and other assets to Lam have been reported in continuing operations.

        Consolidation and partnering within the semiconductor manufacturing industry has resulted in a smaller number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 69.1% of total revenue for the year ended December 31, 2013 compared to 70.6% and 68.6% of revenue for the years ended December 31, 2012 and 2011, respectively.

        A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must design its business to thrive during the inevitable low points in the cycle. The most recent cycle began with weak industry conditions in mid-2011 which continued through the first quarter of 2013. Beginning in the second quarter of 2013, we entered a period of gradual market improvement which continued during the third and fourth quarters. Our financial results in 2013 reflect our investment of a significant portion of our resources in research and development programs related to our new leading edge Purion ion implantation platform and the market introduction and initial sales of Purion systems. These results also reflect our efforts to lower our breakeven revenue levels by maintaining tight control of discretionary spending. We expect the market for our products to continue to improve through 2014. Throughout 2014 we expect to continue to grow Purion system sales and maintain tight control of our cost structure in order to sustain profitability throughout the full industry cycle. In the event that industry conditions cause the demand for our products to decline in future periods, we believe that we can align manufacturing and operating expense levels to changing business conditions and provide sufficient liquidity to support operations.

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

        We determine selling price for each unit of accounting (element) using vendor specific objective evidence ("VSOE") or third-party evidence ("TPE"), if they exist, otherwise, we use best estimated selling price ("BESP"). We generally expect that we will not be able to establish TPE due to the nature of our products, and, as such, we typically will determine selling price using VSOE or BESP.

        Where required, we determine BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.

        Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes the greater of (i) the relative selling price of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention"). The selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately. The selling price of all other elements (extended warranty for support, spare parts, and labor) is based upon the price charged when these elements are sold separately, or VSOE.

        Product revenue for products which have demonstrated market acceptance, is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time acceptance has occurred, as defined in the sales documentation, or, for certain customers, when both the acceptance has occurred and retention payment has been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

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

        We did not record an impairment charge for the years ended December 31, 2013, 2012 or 2011.

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

        In 2013, we recorded an $8.5 million net decrease to our inventory reserves, primarily related to an $8.7 million disposal of previously, fully reserved inventory in the fourth quarter of 2013.

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

Share-Based Compensation

        Stock-based compensation expense with time based conditions is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate.

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

        In limited circumstances, we also issue stock option grants with vesting based on performance conditions, such as the price of our common stock, or, a combination of time or performance conditions. The fair values and derived service periods for all grants that have vesting based on these performance conditions are estimated using the Monte Carlo valuation method. For each stock option grant with vesting based on a combination of time or performance conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

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

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2013, 2012 and 2011.

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

        Based on our level of deferred tax assets as of December 31, 2013 and our level of historical U.S. losses, we have determined that the current uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is required on a portion of our foreign deferred tax assets.

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

Change in Accounting Estimate

        Effective October 1, 2013, we changed our estimate of the useful life of our assets manufactured for internal use (which are amortized on a straight-line basis) from five years to ten years. This change in estimate resulted from the evaluation of the life cycle of our assets manufactured for internal use and the conclusion, that based on recent experience these products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. The change in useful life has been accounted for as a change in accounting estimate, and will be effective on new assets manufactured for internal use, on a prospective basis beginning October 1, 2013.

        As a result of the change in the estimated life of assets manufactured for internal use, profit before tax and net profit were approximately $0.1 million higher, for both the fourth quarter and the full year ended December 31, 2013. The change in estimated useful life of assets did not have an impact on the earnings per share disclosed in the consolidated statements of operations.

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenue:

	Years Ended December 31,
	2013	2012	2011
Revenue:
Product	86.7%	85.7%	90.0%
Services	13.3	14.3	10.0

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	54.5	60.8	56.8
Services	10.8	10.6	7.3

Total cost of revenue	65.3	71.4	64.1

Gross profit	34.7	28.6	35.9
Operating expenses:
Research and development	17.8	19.9	14.8
Sales and marketing	10.8	12.7	9.1
General and administrative	13.0	13.1	9.8
Gain on sale of dry strip systems assets and intellectual property	(0.6)	(3.9)	—
Restructuring charges	1.2	2.0	—

Total operating expenses	42.2	43.8	33.7

Income (loss) from operations:	(7.5)	(15.2)	2.2
Other income (expense):
Interest income	—	—	—
Interest expense	(0.3)	—	—
Other, net	(0.5)	(0.7)	0.1

Total other income (expense)	(0.8)	(0.7)	0.1

Income (loss) before income taxes	(8.3)	(15.9)	2.3
Income taxes	0.5	0.8	0.7

Net income (loss)	(8.8)%	(16.7)%	1.6%

Revenue

        The following table sets forth our revenues.

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2013	2012	$	%	2012	2011	$	%
	(dollars in thousands)
Revenues:
Product	$169,587	$174,309	$(4,722)	(2.7)%	$174,309	$287,324	$(113,015)	(39.3)%
Percentage of revenues	86.7%	85.7%			85.7%	90.0%
Services	26,045	29,076	(3,031)	(10.4)%	29,076	32,092	(3,016)	(9.4)%
Percentage of revenues	13.3%	14.3%			14.3%	10.0%

Total revenues	$195,632	$203,385	$(7,753)	(3.8)%	$203,385	$319,416	$(116,031)	(36.3)%

2013 Compared with 2012

Product

        Product revenue which includes new system sales, sales of spare parts, product upgrades and used system sales was $169.6 million or 86.7% of revenue in 2013, compared with $174.3 million, or 85.7% or revenue in 2012. The decrease in product revenue in 2013 is attributable to the weak semiconductor market and a related decrease in capital spending by semiconductor manufacturers early in 2013. Weak sales of our ion implant systems combined with our customers' suspended spending for consumables, spare parts and upgrades resulted in this decline in product revenue in 2013 compared with 2012.

        Approximately 23.1% of systems revenue in 2013 was from sales of 200mm products and 76.9% was from sales of 300mm products, compared with 23.4% and 76.6% for sales of 200mm products and 300mm products in 2012, respectively.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2013 and 2012 was $4.7 million and $6.9 million, respectively. The decrease was mainly due to the decrease in systems sales in 2013 and the timing of acceptance of deferred system sales.

Services

        Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $26.0 million, or 13.3% of revenue for 2013, compared with $29.1 million, or 14.3% of revenue for 2012. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service. The decrease during 2013 was primarily due to a decrease in fabrication utilization in the semiconductor industry during 2013.

2012 Compared with 2011

Product

        Product revenue was $174.3 million or 85.7% of revenue in 2012, compared with $287.3 million, or 90.0% or revenue in 2011. The decrease in product revenue in 2012 is attributable to the continued weak semiconductor market and a related decrease in capital spending by semiconductor manufacturers during 2012. Ongoing weak sales of our ion implant and dry strip systems combined with our customers' suspended spending for consumables, spare parts and upgrades resulted in this decline in product revenue in 2012 compared with 2011.

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

Services

        Service revenue was $29.1 million, or 14.3% of revenue for 2012, compared with $32.1 million, or 10.0% of revenue for 2011. The decrease during 2012 was primarily due to a decrease in fabrication utilization in the semiconductor industry during 2012.

Revenue Categories used by Management

        In addition to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

2013 Compared with 2012

Ion Implant

        Included in total revenue of $195.6 million in 2013 is revenue from sales of ion implantation products and related service of $164.0 million, or 83.8% of total revenue, compared with $156.1 million, or 76.7%, of total revenue in 2012. The increase in ion implant's share of total revenue for 2013 reflects a reduction in dry strip revenue following the sale of assets relating to the dry strip product line in December 2012 as discussed in the Overview. Total revenue in ion implant increased slightly as the market improved in 2013.

Aftermarket

        We refer to the business of selling spare parts, product upgrades, and used systems combined with the sale of maintenance labor and service contracts and service hours, as the "aftermarket" business. Included in total revenue of $195.6 million in 2013 is revenue from our aftermarket business of $120.6 million, compared to $124.1 million for 2012. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service. The decrease in aftermarket revenue in 2013 compared to 2012 was due to a decrease in fabrication utilization in the semiconductor industry during 2013.

2012 Compared with 2011

Ion Implant

        Included in total revenue of $203.4 million in 2012 is revenue from sales of ion implantation products and related service of $156.1 million, or 76.7% of total revenue, compared with $237.9 million, or 74.5%, of total revenue in 2011. The dollar decrease was due to the factors discussed above for product revenue. Annual revenue from the sale of ion implantation products and service typically averages from 70.0% to 80.0% of total revenue.

Aftermarket

        Included in total revenue of $203.4 million in 2012 is revenue from our aftermarket business of $124.1 million, compared to $147.6 million for 2011. The decrease in aftermarket revenue in 2012 compared to 2011 was due to a decrease in fabrication utilization in the semiconductor industry during 2012.

Gross Profit / Gross Margin

        The following table sets forth our gross profit.

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2013	2012	$	%	2012	2011	$	%
	(dollars in thousands)
Gross Profit:
Product	$62,909	$50,716	$12,193	24.0%	$50,716	$106,083	$(55,367)	(52.2)%
Product gross margin	37.1%	29.1%			29.1%	36.9%
Services	5,026	7,455	(2,429)	(32.6)%	7,455	$8,654	(1,199)	(13.9)%
Services gross margin	19.3%	25.6%			25.6%	27.0%

Total gross profit	$67,935	$58,171	$9,764	16.8%	$58,171	$114,737	$(56,566)	(49.3)%

Gross margin	34.7%	28.6%			28.6%	35.9%

2013 Compared with 2012

Product

        Gross margin from product revenue was 37.1% for the twelve months ended December 31, 2013, compared to 29.1% for the twelve months ended December 31, 2012, an increase of 8.0 percentage points. Gross profit increased by 7.0 percentage points due to a lower excess inventory charge. A favorable mix of systems sales and lower warranty costs increased gross profit by 1.9 percentage points. These increases were partially offset by a 0.9 percentage point decrease in gross profit resulting from lower margins on parts and upgrade revenue.

Services

        Gross margin from service revenue was 19.3% for the twelve months ended December 31, 2013, compared to 25.6% for the twelve months ended December 31, 2012. The decrease in gross profit is attributable to changes in the mix of service contracts and the unfavorable absorption of fixed service costs.

2012 Compared with 2011

Product

        Gross margin from product revenue was 29.1% for the twelve months ended December 31, 2012, compared to 36.9% for the twelve months ended December 31, 2011, a decrease of 7.8 percentage points. Gross profit decreased by 7.7 percentage points due to a higher excess inventory charge of $13.4 million recorded during the fourth quarter of 2012, as a result of our comprehensive review of our worldwide inventory levels. Lower systems sales volumes and the related unfavorable absorption of fixed overhead costs also contributed to the reduction in gross profit by 9.0 percentage points. These decreases were partially offset by an 8.9 percentage point increase in gross profit resulting from a higher margin mix of parts and upgrade revenue.

Services

        Gross margin from service revenue was 25.6% for the twelve months ended December 31, 2012, compared to 27.0% for the twelve months ended December 31, 2011. The decrease in gross profit is attributable to changes in the mix of service contracts and the unfavorable absorption of fixed service costs.

Operating Expenses

        The following table sets forth our operating expenses:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2013	2012	$	%	2012	2011	$	%
	(dollars in thousands)
Research and development	$34,756	$40,401	$(5,645)	(14.0)%	$40,401	$47,176	$(6,775)	(14.4)%
Percentage of revenues	17.8%	19.9%			19.9%	14.8%
Sales and marketing	21,159	25,889	(4,730)	(18.3)%	25,889	29,255	(3,366)	(11.5)%
Percentage of revenues	10.8%	12.7%			12.7%	9.1%
General and administrative	25,471	26,554	(1,083)	(4.1)%	26,554	31,174	(4,620)	(14.8)%
Percentage of revenues	13.0%	13.1%			13.1%	9.8%
Gain on sale of dry strip assets and intellectual property	(1,167)	(7,904)	6,737	85.2%	(7,904)	—	(7,904)	—%
Percentage of revenues	(0.6)%	(3.9)%			(3.9)%	0.0%
Restructuring charges	2,334	4,169	(1,835)	(44.0)%	4,169	—	4,169	—%
Percentage of revenues	1.2%	2.0%			2.0%	0.0%

Total operating expenses	$82,553	$89,109	$(6,556)	(7.4)%	$89,109	$107,605	$(18,496)	(17.2)%

Percentage of revenues	42.2%	43.8%			43.8%	33.7%

        Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $47.3 million, or 58.1% of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property of $1.2 million and restructuring charges of $2.3 million, for the year ended December 31, 2013; $52.5 million, or 56.5%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property of $7.9 million and restructuring charges of $4.2 million for the year ended December 31, 2012; and $62.5 million, or 58.1%, of our total operating expenses for the year ended December 31, 2011. In general, operating expenses declined from 2011 to 2013 as a result of our efforts to maintain tight control of discretionary spending.

Research and Development

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2013	2012	$	%	2012	2011	$	%
	(dollars in thousands)
Research and development	$34,756	$40,401	$(5,645)	(14.0)%	$40,401	$47,176	$(6,775)	(14.4)%
Percentage of revenues	17.8%	19.9%			19.9%	14.8%

        Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2013 Compared with 2012

        Research and development expense was $34.8 million in 2013, a decrease of approximately $5.6 million, or 14.0%, compared with $40.4 million in 2012. The decrease was primarily due to the reduction in payroll costs of $3.2 million as a result of lowering our headcount through reductions in force. As we focused our R&D spend on critical programs, consulting, project material and related costs decreased by $0.5 million and depreciation expense for internal use assets used as demonstration and/or test systems decreased by $1.5 million.

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

Sales and Marketing

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2013	2012	$	%	2012	2011	$	%
	(dollars in thousands)
Sales and marketing	$21,159	$25,889	$(4,730)	(18.3)%	$25,889	$29,255	$(3,366)	(11.5)%
Percentage of revenues	10.8%	12.7%			12.7%	9.1%

        Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2013 Compared with 2012

        Sales and marketing expense was $21.2 million in 2013, a decrease of $4.7 million, or 18.3%, compared with $25.9 million in 2012. The decrease was primarily due to the reduction in payroll costs of $1.6 million as a result of lowering our headcount through reductions in force. In addition, consulting and project material costs decreased by $0.3 million and travel costs decreased by $0.3 million due to reduced travel. In addition, there was a one-time marketing expense of $2.1 million associated with our evaluation programs in 2012.

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

General and Administrative

	Years ended December 31,		Period-to- Period Change		Years ended December 31,		Period-to- Period Change
	2013	2012	$	%	2012	2011	$	%
	(dollars in thousands)
General and administrative	$25,471	$26,554	$(1,083)	(4.1)%	$26,554	$31,174	$(4,620)	(14.8)%
Percentage of revenues	13.0%	13.1%			13.1%	9.8%

2013 Compared with 2012

        General and administrative expense was $25.5 million in 2013, a decrease of $1.1 million, or 4.1% compared with $26.6 million in 2012. The decrease was due to the reduction in payroll costs of $0.4 million as a result of lower headcount, lower legal fees of $0.5 million associated with patents related to our dry strip product line which was sold in 2012, and lower facility related costs.

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

Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, we sold our dry strip system assets and intellectual property to Lam Research.

2013 Compared with 2012

        The $1.2 million gain on sale of dry strip assets and intellectual property in 2013 was related to the achievement of reaching certain milestones with Lam in 2013.

2012 Compared with 2011

        The $7.9 million gain on sale of dry strip assets and intellectual property in 2012 was comprised of $8.7 million in proceeds received for the sale, offset by approximately $0.8 million of product and material costs related to the lab system and other components purchased by Lam.

Restructuring

        During 2012 and 2013, we implemented multiple reductions in force to improve the focus of our operations, control costs to achieve future profitability and conserve cash.

2013 Compared with 2012

        In 2013, we recorded $2.3 million in restructuring expense for severance and related costs as a result of this reduction in force as compared to $4.2 million in restructuring expense for severance and related costs during the twelve months ended December 31, 2012.

2012 Compared with 2011

        In 2012, we recorded a restructuring expense for severance and related costs of $4.2 million, which included a $0.1 million non-cash charge related to the modification of a share-based award during twelve months ended December 31, 2012. Approximately $0.5 million of the restructuring costs were associated with the sale of the dry strip assets and intellectual property.

Other Income (Expense)

2013 Compared with 2012

        Other expense was $1.5 million for the twelve months ended December 31, 2013 compared to other expense of $1.5 million for the twelve months ended December 31, 2012. Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to our term loan.

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

        During the years ended December 31, 2013, 2012 and 2011, we had no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements

Income Taxes

        Income tax expense was $1.0 million, $1.6 million and $2.4 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Our income tax expense is due primarily to operating results of foreign entities in jurisdictions in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for such losses in the United States and certain European taxing jurisdictions.

        During 2013, the statute of limitations expired for an uncertain tax position for $0.4 million in a foreign jurisdiction that was reserved for in 2008. This resulted in a benefit to tax expense of $0.3 million and a reduction to interest expense of $0.1 million. The expiration of the statute of limitations did not have a significant impact on our results of operations or cash flows for the twelve months ended December 31, 2013.

        During the year ended December 31, 2013, we incurred charges related to the write-off of deferred tax assets in certain foreign jurisdictions that were no longer realizable, which resulted in a non-cash tax expense of $0.4 million. The charge did not have a significant impact on our results of operations or cash flows for the twelve months ended December 31, 2013.

Liquidity and Capital Resources

        Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our product lines, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure does not vary significantly with changes in volume. We have reduced operating expense to achieve profitability towards the lower end of our quarterly revenue swings. We experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

        For the full year 2013, $15.0 million of cash was used to support operating activities. This compares to cash used to support operations of $10.6 million in 2012. The $4.4 million increase in cash used by operations in 2013 was predominately driven by the decrease in the Company's loss from operations excluding non-cash charges for depreciation and amortization and stock based compensation expense. We received $1.2 million in cash in 2013 for the achievement of milestones associated with the Lam transaction, which was partially offset by $0.8 million in capital expenditures. Cash also had a net increase from financing activities of $15.7 million, driven by the $15.0 million proceeds from the issuance of our term loan and $1.7 million of proceeds from the exercise of stock options partially off-set by $0.8 million of long-term restricted cash related to our term loan. Cash and cash equivalents at December 31, 2013 are $46.3 million, compared to $45.0 million at December 31, 2012. Working capital at December 31, 2013 was $149.4 million. Approximately $23.0 million of cash was located in foreign jurisdictions as of December 31, 2013.

        Capital expenditures were $0.8 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. Total capital expenditures for 2014 are projected to be slightly higher than in 2013. Future capital expenditures beyond 2014 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

        We have an interest reserve account, outstanding standby letters of credit and surety bonds in the amount of $4.7 million to support our term loan as well as specified operating and insurance programs and certain value added tax claims in Europe.

        The following represents our commercial commitments as of December 31, 2013 (in thousands):

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	2014	2015-2018
Surety bonds	$1,432	$172	$1,260
Standby letters of credit	2,473	2,473	—
Interest reserve escrow	825	—	825

	$4,730	$2,645	$2,085

        The following represents our contractual obligations as of December 31, 2013 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2014	2015-2018	2018-2021
Debt Obligations	$15,000	471	14,529	—
Interest Payments	2,045	808	1,237	—
Purchase order commitments	24,468	24,238	230	—
Operating leases	4,574	2,762	1,812	—

	$46,087	$28,279	17,808	—

        We have no off-balance sheet arrangements at December 31, 2013, exclusive of operating leases.

        We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $131.4 million at December 31, 2013. These carryforwards, which expire principally between 2014 and

2032, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

        It is Company policy to provide taxes for the total anticipated tax impact of the undistributed earnings of our wholly-owned foreign subsidiaries,' as such earnings are not expected to be reinvested indefinitely. The Company anticipates that U.S. tax resulting from remitting such earnings will be off-set by net operating loss or credit carryforwards to the extent available. In addition, the Company does not anticipate incurring a foreign withholding tax on remitting such earnings since it does not intend to remit the earnings as dividends.

        On July 5, 2013, we entered into a Business Loan Agreement with Northern Bank & Trust Company (the "Bank"), which provides for a three year term loan of $15.0 million, secured by our real estate in Beverly, Massachusetts (the "Term Loan"). The Term Loan bears interest at the rate of 5.5% per annum, with payments of principal beginning August 5, 2014 on a 10 year amortization schedule of the principal on a straight-line basis. Interest is payable monthly beginning on August 5, 2013. All outstanding principal and unpaid interest is due and payable on July 5, 2016. In addition, under the Term Loan, the Company must comply with financial covenants relating to debt service ratio, net worth and liquidity. As of December 31, 2013, we were in compliance with all covenant requirements of the Term Loan.

        In connection with closing the term loan with Northern Bank & Trust Company, we terminated our revolving credit facility with Silicon Valley Bank, which had provided for borrowings of up to $30.0 million. We paid a $0.3 million early termination fee to Silicon Valley Bank. In the fourth quarter, we reinstated a revolving credit facility with Silicon Valley Bank pursuant to a Loan and Security Agreement dated October 31, 2013. The facility provides for borrowings up to $10.0 million, based primarily on accounts receivable, and is subject to certain financial covenants requiring us to maintain minimum levels of operating results and liquidity. The agreement will terminate on October 31, 2015. The Company uses the facility to support letters of credit and for short term borrowing as needed. At December 31, 2013, our available borrowing capacity under this revolving credit facility was $7.5 million and we were compliant with all covenants of the credit facility. There were no borrowings against this facility during the year-ended December 31, 2013.

        We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. In the event that demand for our products declines in future periods, we believe we can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations.

Related-Party Transactions

        There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2013, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents at December 31, 2013. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates. We incur interest expense on borrowings outstanding under our term loan which bears interest at the fixed rate.

Foreign Currency Exchange Risk

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenues are billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the years ended December 31, 2013 and 2012, approximately 32.9% and 29% of our revenue were derived from foreign operations with this inherent risk. In addition, at both December 31, 2013 and 2012, our operations outside of the United States accounted for approximately 39.6% and 42% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We do not use derivative financial instruments in managing our foreign currency exchange risk.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework.

        Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axcelis Technologies, Inc.

        We have audited Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Axcelis Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Axcelis Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Axcelis Technologies, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2014

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

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014 (the "Proxy Statement") captioned:

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Report:

1)
Financial Statements:

  2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects to the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2014

 Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve months ended December 31,
	2013	2012	2011
Revenue
Product	$169,587	$174,309	$287,324
Services	26,045	29,076	32,092

Total revenue	195,632	203,385	319,416

Cost of revenue
Product	106,678	123,593	181,241
Services	21,019	21,621	23,438

Total cost of revenue	127,697	145,214	204,679

Gross profit	67,935	58,171	114,737
Operating expenses
Research and development	34,756	40,401	47,176
Sales and marketing	21,159	25,889	29,255
General and administrative	25,471	26,554	31,174
Gain on sale of dry strip assets and intellectual property	(1,167)	(7,904)	—
Restructuring charges	2,334	4,169	—

Total operating expenses	82,553	89,109	107,605

Income (loss) from operations	(14,618)	(30,938)	7,132
Other income (expense)
Interest income	44	45	42
Interest expense	(457)	—	—
Other, net	(1,073)	(1,495)	297

Total other income (expense)	(1,486)	(1,450)	339

Income (loss) before income taxes	(16,104)	(32,388)	7,471
Income taxes	1,040	1,646	2,394

Net income (loss)	$(17,144)	$(34,034)	$5,077

Net income (loss) per share
Basic	$(0.16)	$(0.32)	$0.05

Diluted	$(0.16)	$(0.32)	$0.05

Shares used in computing net income (loss) per share
Basic	108,869	107,619	106,234

Diluted	108,869	107,619	109,098

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Twelve months ended December 31,
	2013	2012	2011
Net income (loss)	$(17,144)	$(34,034)	$5,077
Other comprehensive income:
Foreign currency translation adjustments	695	642	(1,465)
Actuarial net (loss) gain from pension plan, net of benefit (taxes) of ($15), $178 and ($4)	24	(399)	10

Comprehensive income (loss)	$(16,425)	$(33,791)	$3,622

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$46,290	$44,986
Accounts receivable, net	36,587	24,843
Inventories, net	95,789	100,234
Restricted cash	—	106
Prepaid expenses and other current assets	6,242	5,056

Total current assets	184,908	175,225
Property, plant and equipment, net	32,006	34,413
Long-term restricted cash	825	—
Other assets	15,810	12,520

Total assets	$233,549	$222,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,451	$10,166
Accrued compensation	4,845	7,283
Warranty	1,316	1,700
Income taxes	417	278
Deferred revenue	4,387	6,423
Current portion of long-term debt	471	—
Other current liabilities	4,573	3,932

Total current liabilities	35,460	29,782
Long-term debt	14,529	—
Long-term deferred revenue	322	456
Other long-term liabilities	7,236	5,844

Total liabilities	57,547	36,082
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 110,225 shares issued and 110,105 shares outstanding at December 31, 2013; 108,293 shares issued and 108,173 shares outstanding at December 31, 2012	110	108
Additional paid-in capital	510,992	504,643
Treasury stock, at cost, 120 shares at December 31, 2013 and 2012	(1,218)	(1,218)
Accumulated deficit	(339,621)	(322,477)
Accumulated other comprehensive income	5,739	5,020

Total stockholders' equity	176,002	186,076

Total liabilities and stockholders' equity	$233,549	$222,158

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	105,906	$106	$493,967	$(1,218)	$(293,520)	$6,232	$205,567

Net income	—	—	—	—	5,077	—	5,077
Foreign currency translation adjustments	—	—	—	—	—	(1,465)	(1,465)
Change in pension	—	—	—	—	—	10	10
Exercise of stock options	372	—	288	—	—	—	288
Issuance of shares under Employee Stock Purchase Plan	398	1	502	—	—	—	503
Issuance of restricted common shares	133	—	(112)	—	—	—	(112)
Stock-based compensation expense	—	—	4,687	—	—	—	4,687

Balance at December 31, 2011	106,809	107	499,332	(1,218)	(288,443)	4,777	214,555
Net loss	—	—	—	—	(34,034)	—	(34,034)
Foreign currency translation adjustments	—	—	—	—	—	642	642
Change in pension	—	—	—	—	—	(399)	(399)
Exercise of stock options	1,148	1	967	—	—	—	968
Issuance of shares under Employee Stock Purchase Plan	306	—	390	—	—	—	390
Issuance of restricted common shares	30	—	(22)	—	—	—	(22)
Stock-based compensation expense	—	—	3,976	—	—	—	3,976

Balance at December 31, 2012	108,293	108	504,643	(1,218)	(322,477)	5,020	186,076

Net loss	—	—	—	—	(17,144)	—	(17,144)
Foreign currency translation adjustments	—	—	—	—	—	695	695
Change in pension	—	—	—	—	—	24	24
Exercise of stock options	1,511	2	1,667	—	—	—	1,669
Issuance of shares under Employee Stock Purchase Plan	206	—	436	—	—	—	436
Issuance of restricted common shares	215	—	(26)	—	—	—	(26)
Stock-based compensation expense	—	—	4,272	—	—	—	4,272

Balance at December 31, 2013	110,225	$110	$510,992	$(1,218)	$(339,621)	$5,739	$176,002

See accompanying Notes to these Consolidated Financial Statements

 Axcelis Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Twelve months ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(17,144)	$(34,034)	$5,077
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	5,075	6,877	8,497
Gain on sale of dry strip assets and intellectual property	(1,167)	(7,904)	—
Deferred taxes	(1,465)	826	585
Other	—	186	28
Stock-based compensation expense	4,337	3,976	4,687
Provision for excess inventory	2,562	14,492	1,015
Changes in operating assets & liabilities
Accounts receivable	(11,528)	10,478	22,692
Inventories	2,209	5,903	(11,870)
Prepaid expenses and other current assets	125	4,386	3,049
Accounts payable and other current liabilities	7,308	(13,490)	(17,940)
Deferred revenue	(2,181)	(5,396)	(4,006)
Income taxes	133	(225)	507
Other assets and liabilities	(3,306)	3,328	(8,788)

Net cash (used for) provided by operating activities	(15,042)	(10,597)	3,533
Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	1,200	8,716	—
Expenditures for property, plant, and equipment	(821)	(591)	(2,124)
Decrease (increase) in restricted cash	106	(2)	3

Net cash provided by (used for) investing activities	485	8,123	(2,121)
Cash flows from financing activities
Increase in restricted cash	(825)	—	—
Financing fees and other expenses	(560)	—	(200)
Proceeds from exercise of stock options	1,669	968	288
Proceeds from Employee Stock Purchase Plan	436	331	503
Proceeds from issuance of Term Loan	15,000	—	—

Net cash provided by financing activities	15,720	1,299	591
Effect of exchange rate changes on cash	141	(716)	(869)

Net increase (decrease) in cash and cash equivalents	1,304	(1,891)	1,134
Cash and cash equivalents at beginning of period	44,986	46,877	45,743

Cash and cash equivalents at end of period	$46,290	$44,986	$46,877

Cash paid for:
Income taxes	$737	$848	$515
Interest paid	$409	—	—

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1.  Nature of Business

        Axcelis Technologies, Inc. ("Axcelis" or the "Company") was incorporated in Delaware in 1995, and is a worldwide producer of ion implantation, dry strip and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades, used equipment and maintenance services to the semiconductor industry.

        In December 2012, the Company sold its intellectual property rights and certain assets relating to the Company's dry strip product line for cash proceeds of $8.7 million. These amounts were partially offset by additional costs associated with the lab system purchased by Lam. As a result of this transaction, the Company ceased the sale of 300mm dry strip wafer processing equipment in September 2013. The Company will be able to continue to sell dry strip systems for smaller wafers until December 2015 and to support its installed base of all dry strip systems indefinitely. A portion of the purchase consideration (up to $2.0 million) was contingent upon the Company achieving certain milestones by June 30, 2013. The Company recorded $1.2 million for the proceeds received based on its achievement of milestones during 2013. See Note 3 for additional information relating to the accounting for the sale of the dry strip assets and intellectual property.

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

        Events occurring subsequent to December 31, 2013 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

        For the year ended December 31, 2013 the Company realized $0.3 million of foreign exchange losses. For the year ended December 31, 2012 the Company realized $0.9 million of foreign exchange losses. For the year ended December 31, 2011 the Company realized $1.2 million of foreign exchange gains.

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

        The Company completed a test for recoverability due to indicators of impairment present during interim periods in 2013. There were no indicators present at December 31, 2013 and therefore no test for recoverability was performed as of December 31, 2013. Results of tests for recoverability performed in 2013 indicated that the carrying value of the asset group was recoverable.

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

        The Company did not record an impairment charge for the years ended December 31, 2013, 2012, or 2011.

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

        The Company's customers consist of semiconductor manufacturers located throughout the world and net sales to its ten largest customers accounted for 69.1%, 70.6% and 68.6% of revenue in 2013, 2012 and 2011, respectively.

        For the years ended December 31, 2013, 2012 and 2011, the Company had one customer represent 15.5%, 18.2% and 21.2% of total revenues, respectively, for each of the periods presented.

        For the year ended December 31, 2013, the Company had three customers account for 23.2%, 14.2% and 13.6% of consolidated accounts receivable, respectively. For the year ended December 31, 2012, the Company had two customers account for 11.9% and 11.5% of consolidated accounts receivable, respectively.

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

        Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes the greater of (i) the relative selling price of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention"). The selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately. The selling price of all other elements (extended warranty for support, spare parts, and labor) is based upon the price charged when these elements are sold separately, or VSOE.

        Product revenue for products which have demonstrated market acceptance, is generally recognized upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collectability is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time acceptance has occurred, as defined in the sales documentation or, for certain customers, when both acceptance has occurred and retention payment has been received. Revenue for other elements is recognized at the time products are shipped or the related services are performed.

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

(k)    Stock-Based Compensation

        The Company generally recognizes compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments using the Black-Scholes option pricing model, adjusted for expected forfeitures. Other valuation models may be utilized in the limited circumstances where awards with performance-based vesting considerations such as the price of the Company's common stock are granted. Stock-based compensation expense is recognized ratably over the requisite service period.

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

        Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties as operating expense in the consolidated statements of operations.

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

        The Company incurred net losses for the years ended December 31, 2013 and December 31, 2012, and has excluded 3,547,578 and 1,563,417 incremental shares attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive.

        The components of net income (loss) per share are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Income (loss) available to common stockholders	$(17,144)	$(34,034)	$5,077

Weighted average common shares outstanding used in computing basic net income (loss) per share	108,869	107,619	106,234
Incremental shares	—	—	2,864

Weighted average common shares outstanding used in computing diluted net income (loss) per share	108,869	107,619	109,098

Net income (loss) per share
Basic	$(0.16)	$(0.32)	$0.05
Diluted	$(0.16)	$(0.32)	$0.05

(n) Accumulated Other Comprehensive Income

        The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2013:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2012	$5,375	$(355)	$5,020
Other comprehensive loss before reclassifications	695	—	695
Amounts reclassified from accumulated other comprehensive income(1)	—	24	24

Net current-period other comprehensive income	695	24	719

Balance at December 31, 2013	$6,070	$(331)	$5,739

(1)
Amount presented before taxes as the tax effect is not material to the consolidated financial statements.

(o) Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

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

Accounting Standards or Updates Not Yet Effective

        In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2014 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2013-11 on its consolidated financial statements. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Note 3.  Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, the Company entered into a purchase agreement with Lam Research Corporation ("Lam"). As part of the agreement, the Company sold its dry strip system assets and intellectual property to Lam. The purchase price was $10.7 million, of which $2.0 million was contingent upon reaching certain milestones.

        Lam granted the Company a worldwide, non-exclusive, non-transferable, royalty free license to use the intellectual property rights sold by the Company under the Asset Purchase Agreement. The perpetual license allowed the Company to make and sell 300mm dry strip wafer processing equipment for semiconductor applications through September 2013, make and sell 200mm products through December 2015 and to support the Company's installed base of all dry strip equipment on a perpetual basis. As a result of this continuing involvement, the transaction has been recorded in continuing operations.

        The $1.2 million gain on sale of dry strip assets and intellectual property for the year ended December 31, 2013 relates to the achievement of certain milestones met during 2013. No further milestones are expected to be met.

        During 2012, the $7.9 million gain on sale of dry strip assets and intellectual property was comprised of the $8.7 million proceeds received for the sale, offset by approximately $0.8 million of product and material costs related to the lab system and other components purchased by Lam during 2012.

Note 4.  Restricted Cash

        The components of restricted cash are as follows:

	December 31,
	2013	2012
	(in thousands)
Statutory liability deposit	$—	$106
Interest reserve escrow	825	—

        The $0.8 million interest reserve at December 31, 2013 was established in connection with the Company's outstanding Term Loan. The $0.1 million statutory liability deposit at December 31, 2012 expired during the year and was subsequently released from restricted cash.

        The Company has surety bonds related to value added tax claims and refunds in Europe of approximately $1.4 million at December 31, 2013 ($1.8 million at December 31, 2012) and two standby letters of credit issued under the Silicon Valley Bank credit facility of $2.5 million ($3.6 million at December 31, 2012).

Note 5.  Accounts Receivable, net

        The components of accounts receivable are as follows:

	December 31,
	2013	2012
	(in thousands)
Trade receivables	$36,991	$25,148
Allowance for doubtful accounts	(404)	(305)

	$36,587	$24,843

Note 6.  Inventories, net

        The components of inventories are as follows:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$56,942	$72,013
Work in process	27,462	12,253
Finished goods (completed systems)	11,385	15,968

	$95,789	$100,234

        When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of December 31, 2013 and 2012, inventories are stated net of inventory reserves of $25.1 million and $33.6 million respectively.

        In 2013, the Company recorded a $2.6 million increase to its excess inventory reserves. During the three months ended March 31, 2013, the Company recorded a charge to cost of sales of $2.1 million for 300mm dry strip components. Under the terms of the agreement with Lam, the Company was permitted to manufacture and sell dry strip products through September 2013. Due to changes in the forecasted sales of the Company's dry strip products that become known in the current period, a portion of the dry strip inventory components were determined to be non-recoverable. During the three months ended December 31, 2013, after reviewing all excess inventory levels, the Company disposed of $8.7 million of previously reserved for inventory.

        During 2013, the Company recorded a charge to cost of sales of $0.6 million due to production levels below normal capacity. During 2012, the Company recorded a similar charge to cost of sales of $2.6 million due to production levels below normal capacity.

Note 7.  Property, Plant and Equipment, net

        The components of property, plant and equipment are as follows:

	December 31,
	2013	2012
	(in thousands)
Land and buildings	$79,076	$78,954
Machinery and equipment	7,774	7,118
Construction in process	356	455

Total cost	87,206	86,527
Accumulated depreciation	(55,200)	(52,114)

Property, plant and equipment, net	$32,006	$34,413

        Depreciation expense was $3.2 million, $3.3 million, and $3.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 8.  Assets Manufactured for Internal Use

        The components of assets manufactured for internal use, included in amounts reported as other assets, are as follows:

	December 31,
	2013	2012
	(in thousands)
Internal use assets	$23,409	$21,904
Construction in progress	5,263	1,823

Total cost	28,672	23,727
Accumulated depreciation	(15,774)	(13,948)

Assets manufactured for internal use	$12,898	$9,779

        These products are used in-house for research and development, training, and customer demonstration purposes.

        Effective October 1, 2013, the Company changed its estimate of the useful life of its assets manufactured for internal use (which are amortized on a straight-line basis) from five years to ten years. This change in estimate resulted from the evaluation of the life cycle of our assets manufactured for internal use and the conclusion, that based on recent experience these products consistently have a longer life than previously estimated. The change in useful life has been accounted for as a change in accounting estimate, and will be effective on new assets manufactured for internal use, on a prospective basis beginning October 1, 2013.

        As a result of the change in the estimated life of assets manufactured for internal use, profit before tax and net profit were approximately $0.1 million higher, for both the fourth quarter and the full year ended December 31, 2013. The change in estimated useful life of assets did not have an impact on the earnings per share disclosed in the Consolidated Statements of Operations.

        Depreciation expense was $1.8 million, $3.4 million, and $4.9 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 9.  Restructuring Charges

        The Company initiated reductions in force early in 2013 to control costs and improve the focus of its operations in order to sustain future profitability and conserve cash. As a result, the Company recorded a total restructuring charge of approximately $2.3 million, for severance and related costs all of which was paid in 2013. The Company also incurred restructuring charges of $4.2 million in 2012, most of which was paid in 2012. The Company did not incur restructuring charges for the year ended December 31, 2011.

        The Company's restructuring liability for the years ended December 31, 2013, 2012 and 2011 are as follows:

Severance
(In thousands)
Balance at December 31, 2010	$171
Cash payments	—

Balance at December 31, 2011	171
Severance and related costs	4,169
Cash payments	(3,551)
Non-cash items	(130)

Balance at December 31, 2012	659
Severance and related costs	2,334
Cash payments	(2,950)

Balance at December 31, 2013	$43

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

        The changes in the Company's product warranty liability are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at January 1 (beginning of year)	$1,801	$3,697	$2,713
Warranties issued during the period	2,240	3,042	4,772
Settlements made during the period	(1,515)	(3,010)	(5,275)
Changes in estimate of liability for pre-existing warranties during the period	(1,098)	(1,928)	1,487

Balance at December 31 (end of year)	$1,428	$1,801	$3,697

Amount classified as current	$1,316	$1,700	$3,556
Amount classified as long-term	112	101	141

Total Warranty Liability	$1,428	$1,801	$3,697

Note 11.  Financing Arrangements

Term Loan

        During the third quarter of 2013, the Company entered into a Business Loan Agreement with Northern Bank & Trust Company which provides for a three year term loan of $15.0 million secured by the Company's real estate in Beverly, Massachusetts. $0.8 million of the loan proceeds are held in a restricted interest reserve escrow account as shown under cash flows from financing activities in our Consolidated Statements of Cash Flows. The Bank will also maintain a reserve on the Company's loan account with the Bank for quarterly real estate taxes on the mortgaged property. The loan bears interest at 5.5% per annum, with payments of principal beginning August 5, 2014. Interest is payable monthly. All outstanding principal and interest is due and payable on July 5, 2016.

        The Company's term loan contains certain customary covenants which limit the Company's ability, with certain exceptions, to dispose of assets, engage in a new line of business, make material changes to our executive management team, effect a change of control, acquire another business, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments.

        Furthermore, under the term loan, the Company is required to comply with certain financial covenants, including a Debt Service Ratio, Net Worth, and Liquidity. The Company was in compliance with all covenants associated with the term loan for the year-ended December 31, 2013.

        The Company is subject to a 3% early termination fee on amounts prepaid prior to July 5, 2014, a 2% fee on amounts prepaid between July 5, 2014 and July 5, 2015 and a 1% fee on amounts prepaid between July 5, 2015 and July 5, 2016.

        In the event of a default, the Company's interest rate will automatically increase 5% above the otherwise applicable rate.

Credit Facility

        During the third quarter of 2013, the Company terminated its revolving credit facility with Silicon Valley Bank, which had provided for borrowings of up to $30.0 million due to the closing of the Term Loan with Northern Bank & Trust Company. With the termination of this facility, the Company cash collateralized two letters of credit issued by Silicon Valley Bank in the aggregate amount of $1.5 million. The Company paid a $0.3 million early termination fee to Silicon Valley Bank.

        During the fourth quarter of 2013, the Company reinstated a new revolving credit facility with Silicon Valley Bank. Under this new revolving credit facility, the Company has the ability to borrow up to $10.0 million on a revolving basis during its two year term. The Company's ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable. The agreement will terminate on October 31, 2015. At December 31, 2013, our available borrowing capacity under the revolving credit facility was $7.5 million.

        The Company has not drawn down on the line of credit, although a portion of the availability is being used to support outstanding letters of credit in the amount of $2.5 million in lieu of cash collateralization. The obligations under the credit facility are guaranteed by a domestic subsidiary of Axcelis and are secured by substantially all of the personal property of the Company and the guarantying subsidiary, as well as by all or a portion of the capital stock of its domestic and foreign subsidiaries. The principal amount outstanding under this credit facility will bear interest at a rate equal to the prime plus 1.00%. The Company will also incur a monthly fee equal to 0.375% per annum on any unused portion of the credit facility.

        The credit facility contains customary negative covenants which limit the Company's ability, with certain exceptions, to dispose of assets, engage in a new line of business, make material changes to our executive management team, effect a change of control, acquire another business, incur additional indebtedness, incur liens, pay dividends and make other distributions, make investments, make payments on subordinated debt and engage in transactions with affiliates other than transactions in the ordinary course of business on terms no less favorable than would be obtained in an arms-length transaction.

        Additionally, the credit facility has certain financial covenants requiring the Company to maintain minimum levels of operating results and liquidity. The Company was in compliance with all covenants associated with the credit facility for the year ended December 31, 2013.

        The Company is subject to a $0.1 million early termination fee if it decides to terminate the credit facility prior to the maturity date or if Silicon Valley Bank terminates the credit facility in the event of a default.

        In the event of a default, the interest rate will automatically increase 3.5% above the otherwise applicable rate.

Note 12.  Employee Benefit Plans

(a)    Defined Contribution Plan

        The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees are eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service ("IRS") limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. The Company does not match contributions; therefore, no expense was recorded for this plan in 2013, 2012 or 2011.

(b)    Other Compensation Plans

        The Company operates in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

        The Company has recorded an unfunded liability of $4.1 million and $4.5 million at December 31, 2013 and 2012, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year Ended December 31,
	2013	2012
	(in thousands)
Current:
Accrued compensation	$638	$1,475

Total current liabilities	$638	$1,475
Long-term:
Other long-term liabilities	$3,416	$3,042

Total liabilities	$4,054	$4,517

        The expense recorded in connection with these plans was $0.6 million, $0.6 million and $0.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 13.  Stock Award Plans and Stock Based Compensation

(a)    Equity Incentive Plans

        The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the "2012 Equity Plan"), which became effective on May 2, 2012. Our 2000 Stock Plan (the "2000 Stock Plan"), expired on May 1, 2012 and no new grants may be made under that plan after that date. However, awards granted under the 2000 Stock Plan prior to the expiration remain outstanding and subject to the terms of the 2000 Stock Plan.

        The 2012 Equity Plan reserves 7.1 million shares of common stock, $0.001 par value for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents, and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) that were outstanding under the 2000 Stock Plan as of the May 2, 2012 increase the reserve of shares available for grant under the 2012 Equity Plan.

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

        Stock options granted to employees generally vest over a period of four years, while stock options granted to non-employee members of the Company's Board of Directors generally vest over a period of 6 months and, once vested, are not affected by the director's termination of service to the Company. In limited circumstances, the Company may grant stock option awards with performance-based vesting conditions, such as, the Company's common stock price. Termination of service by an employee will cause options to cease vesting as of the date of termination, and in most cases, employees will have 90 days after termination to exercise options that were vested as of the termination of employment. In general, retiring employees will have one year after termination of employment to exercise vested options. The Company settles stock option exercises with newly issued common shares.

        Restricted stock units granted to employees during 2013, 2012 and 2011 had both time-based vesting provisions and performance-based vesting provisions. Generally, unvested restricted stock unit awards expire upon termination of service to the Company. The Company settles restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period.

        As of December 31, 2013, there were 3.6 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

        As of December 31, 2013, there were 22.3 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and less than 0.1 million unvested restricted stock units outstanding under the 2000 Stock Plan.

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

        The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense was $0.1 million for each of the years ended December 31, 2013, 2012, and 2011.

        As of December 31, 2013, there were a total of 1.8 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.2 million, 0.3 million and 0.4 million shares purchased under the Purchase Plan for the years ended December 31, 2013, 2012, and 2011, respectively.

(c)    Valuation of Stock Options

        For the purpose of valuing stock options with service conditions, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Years ended December 31,
	2013	2012	2011
Weighted-average expected volatility	98.1%	97.8%-113.55%	97.8%
Weighted-average expected term	4.7 years	3.8-6.1 years	6.1 years
Risk-free interest rate	0.7%-1.4%	0.45%-1.37%	1.1%-2.4%
Expected dividend yield	0%	0%	0%

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

        Expected term—The Company calculated the weighted average expected term for stock options granted prior to July 1, 2012, using a forward looking lattice model of the Company's stock price incorporating a suboptimal exercise factor and a projected post-vest forfeiture rate. For stock options granted after July 1, 2012 to employees and to non-employee members of the Company's Board of

Directors, the Company used the simplified method for estimating the expected life of "plain vanilla" options because it did not have sufficient exercise history. The Company expects that it will use a lattice model once sufficient exercise history has been established.. The change in the expected life from 10 years to 7 years reflects the fact that options granted after May 1, 2012 were granted under the 2012 Equity Incentive Plan, which limits option terms to seven years.

        Risk-free interest rate—The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

        Expected dividend yield—Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future.

        In limited circumstances, the Company also issues stock option grants with vesting based on performance conditions, such as the Company's common stock price, or, a combination of time or performance conditions. The fair values and derived service periods for all grants that have vesting based on these performance conditions are estimated using the Monte Carlo valuation method. For each stock option grant with vesting based on a combination of time or performance conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

(d)    Summary of Share-Based Compensation Expense

        The Company estimates the fair value of stock options with time-based conditions using the Black-Scholes valuation model and estimates the fair value of stock options with performance-based vesting conditions such as the price of the Company's common stock, using the Monte Carlo valuation model. The fair value of the Company's restricted stock and restricted stock units is calculated based upon the fair market value of the Company's stock at the date of grant.

        The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

        The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year, including executive officer awards, was applied to stock-based awards for the years ended December 31, 2013, 2012 and 2011.

        The Company recognized stock-based compensation expense of $4.3 million, $3.9 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. For 2013, 2012 and 2011, the Company primarily used stock options in its annual equity compensation program.

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2013, 2012 or 2011.

(e)    Stock Option Awards

        The following table summarizes the stock option activity for the year ended December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2012	21,260	$2.24
Granted	5,409	1.95
Exercised	(1,511)	1.10
Canceled	(1,138)	1.39
Expired	(1,721)	7.26

Outstanding at December 31, 2013	22,299	$1.89	5.95	$21,017

Exercisable at December 31, 2013	12,075	$2.10	5.53	$12,705

Options Vested or Expected to Vest at December 31, 2013(1)	21,515	$1.89	6.02	$12,609

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        Of the options outstanding at December 31, 2013, 12.1 million were vested and exercisable with a weighted average exercise price of $2.10. The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $0.9 million and $0.7 million, respectively.

        The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 were $3.8 million, $4.1 million and $3.3 million respectively. As of December 31, 2013, there was $9.4 million of total forfeiture- adjusted unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

(f)    Restricted Stock and Restricted Stock Units

        Restricted stock units ("RSUs") represent the Company's unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the RSU Award Agreement and either the 2012 Equity Incentive Plan or the 2000 Stock Plan. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives. RSU awards granted in 2013, 2012 and 2011 included both time vested awards and performance vested awards for employees and executive officers. No restricted stock awards were granted, or vested, during the period. The fair value of a restricted stock unit and restricted stock awards is charged to expense ratably over the applicable service period.

        Changes in the Company's non-vested restricted stock units for the year ended December 31, 2013 is as follows:

	Shares/units	Weighted-Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at December 31, 2012	961	$1.73
Granted	195	1.27
Vested	(231)	1.56
Forfeited	(902)	1.68

Outstanding at December 31, 2013	23	$1.39

        Some restricted stock units provide for a net share settlement program to offset the personal income tax obligations of the employee's restricted stock unit vesting. Vesting activity above reflects shares vested before net share settlement. The total forfeiture adjusted unrecognized compensation cost related to performance based restricted stock units that had not vested as of December 31, 2013 was not significant.

Note 14.  Stockholders' Equity

Preferred Stock

        The Company may issue up to 30 million shares of preferred stock in one or more series. The Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of December 31, 2013 and 2012, there were no outstanding shares of preferred stock.

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

(b)    Assets Measured at Fair Value

        The Company's money market funds are included in cash and cash equivalents in the Consolidated Balance Sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets. The Company's Term Loan is carried at amortized cost which approximates fair value based on current market pricing of similar debt instruments and is categorized as level 2 within the fair value hierarchy.

        The following table sets forth Company's assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,504	$—	$—	$10,504
Liabilites
Term loan	$—	$15,000	$—	$15,000

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$29,179	$—	$—	$29,179

(c)    Other Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 16. Commitments and Contingencies

(a)    Lease Commitments

        The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2016. Rental expense was $4.0 million, $4.3 million, and $4.6 million under operating leases for the years ended December 31, 2013, 2012, and 2011, respectively.

        Future minimum lease commitments on non-cancelable operating leases for the year ended December 31, 2013 are as follows:

Operating Leases
(in thousands)
2014	$2,762
2015	1,458
2016	312
2017	42

$4,574

(b)    Purchase Commitments

        The Company has non-cancelable contracts and purchase orders for inventory of $24.5 million at December 31, 2013.

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

        The Company's ion implantation systems product line includes high current, medium current and high energy implanters. Other products include dry strip equipment, curing systems, and thermal processing systems. In addition to new equipment, the Company provides post-sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

        Revenue by product lines is as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Ion implantation systems, services, and royalties	$164,030	$156,090	$237,857
Other systems and services	31,602	47,295	81,559

	$195,632	$203,385	$319,416

        Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

	Revenue	Long-Lived Assets
	(in thousands)
2013
United States	$116,969	$44,424
Europe	27,933	—
Asia Pacific	50,730	480

	195,632	$44,904

2012
United States	$132,159	$43,440
Europe	27,636	—
Asia Pacific	43,590	752

	$203,385	$44,192

2011
United States	$234,123	$54,472
Europe	31,505	—
Asia Pacific	53,779	996

	$319,416	$55,468

        Long-lived assets consist of property, plant and equipment, net and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

        International revenue, including export sales from U.S. manufacturing facilities to foreign customers, sales by foreign subsidiaries and branches was $149.4 million (76.4% of total revenue) in 2013, $142.8 million (70.2% of total revenue) in 2012, and $231.0 million (72.3% of total revenue) in 2011.

Note 18. Income Taxes

        Income (loss) before income taxes are as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(18,998)	$(37,682)	$2,622
Foreign	2,894	5,294	4,849

Income (loss) before income taxes	$(16,104)	$(32,388)	$7,471

        Income taxes (Benefits) are as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Current:
United States
Federal	$—	$—	$—
State	84	82	163
Foreign	641	738	1,646

Total current	725	820	1,809

Deferred:
Foreign	315	826	585

Total deferred	315	826	585

Income taxes	$1,040	$1,646	$2,394

        Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Income tax (benefits) at the United States statutory rate	$(5,636)	$(11,336)	$2,615
State income taxes	55	53	31
Unrecognized tax benefits	(293)	(832)	899
Effect of change in valuation allowance	5,975	12,662	(3,160)
Foreign income tax rate differentials	(1,244)	(788)	(365)
Restoration of foreign deferred tax assets	961	—	—
Foreign dividend	—	383	—
Stock options	450	1,298	—
Deemed distribution from foreign subsidiaries	316	149	1,533
Other, net	456	57	841

Income taxes	$1,040	$1,646	$2,394

        Significant components of current and long-term deferred income taxes are as follows:

	As of December 31,
	2013		2012
	Current	Long Term	Current	Long Term
	(in thousands)
Federal net operating loss carryforwards	$—	$104,370	$—	$88,088
State net operating loss carryforwards	—	2,250	—	1,181
Foreign net operating loss carryforwards	—	1,421	—	1,853
Federal tax credit carryforwards	—	17,814	—	17,814
State tax credit carryforwards	—	5,543	—	9,051
Unremitted earnings of foreign subsidiaries	—	(9,661)	—	(8,580)
Intangible assets	—	532	—	661
Property, plant and equipment	—	4,796	—	5,925
Accrued compensation	43		352	368
Inventories	16,540		22,582	(215)
Stock compensation	—	4,896	—	4,378
Warranty	591	(56)	612	36
Other	2,671	(2,406)	1,820	917

Deferred taxes, gross	19,845	129,499	25,366	121,477

Valuation allowance	(18,059)	(129,409)	(25,062)	(119,605)

Deferred taxes, net	$1,786	$90	$304	$1,872

        At December 31, 2013, the Company had $149.3 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results. Where there are cumulative losses in recent years there is a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

        The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a 100% valuation allowance for entities in those tax jurisdictions to reduce the carrying value of deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident. Changes in the valuation allowance in 2013 and 2012 were attributable to changes in the composition of temporary differences and changes in net operating loss carryforwards.

        At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $345.3 million and foreign net operating loss carryforwards of approximately $5.1 million expiring principally between 2014 and 2032.

        The Company has research and development and other tax credit carryforwards of approximately $25.8 million at December 31, 2013 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2014 and 2028. In addition, the Company has foreign tax credit carryforwards of approximately $5 million at December 31, 2013 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carryforwards expire between 2014 and 2016.

        It is Company policy to provide taxes for the total anticipated tax impact of the undistributed earnings of our wholly-owned foreign subsidiaries', as such earnings are not expected to be reinvested indefinitely. The Company anticipates that U.S. tax resulting from remitting such earnings will be off-set by net operating loss or credit carryforwards to the extent available. In addition, the Company does not anticipate incurring a foreign withholding tax on remitting such earnings since it does not intend to remit the earnings as dividends.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2003. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

        At December 31, 2013, the Company had unrecognized tax benefits of approximately $7.6 million, of which approximately $5.3 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $2.3 million was recorded in other long-term liabilities. The Company does not expect any significant changes in unrecognized tax benefits in 2014.

        A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	2013	2012
	(in thousands)
Balance at beginning of year	$7,719	$8,089
Increases in unrecognized tax benefits as a result of tax positions taken during a prior period	324	646
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	(880)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	—	663
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(398)	(799)

Balance at end of year	$7,645	$7,719

Recorded as other long-term liability	$2,343	$2,646
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	5,302	5,073

	$7,645	$7,719

Note 19. Quarterly Results of Operations (unaudited)

	Dec. 31, 2013(1)	Sept. 30, 2013(2)	June 30, 2013(3)	March 31, 2013(4)	Dec. 31, 2012(5)	Sept. 30, 2012(6)	June 30, 2012(7)	March 31, 2012(8)
	(in thousands, except per share data)
Revenue	$58,574	$48,831	$47,501	$40,726	$44,624	$44,640	$59,114	$55,007
Gross profit	21,280	16,976	16,737	12,943	480	14,367	22,788	20,536
Net income (loss)	614	(4,750)	(4,019)	(8,988)	(14,818)	(8,718)	(471)	(10,027)
Net income (loss) per share basic and diluted	$0.01	$(0.04)	$(0.04)	$(0.08)	$(0.14)	$(0.08)	$(0.00)	$(0.09)

(1)
Net income includes $0.4 million of income related to the expiration of an uncertain tax position in a foreign jurisdiction.

(2)
Net loss includes $0.4 million related to the write off of certain deferred tax assets in foreign jurisdictions.

(3)
Net loss includes $0.4 million in restructuring charges, and $0.8 million from the gain on sale of dry strip assets and intellectual property.

(4)
Gross profit and net loss includes a $2.1 million charge to excess and obsolete inventory. Net loss includes, $1.8 million in restructuring charges, and $0.4 million from the gain on sale of dry strip assets and intellectual property.

(5)
Gross profit and net loss includes a $13.4 million provision for excess inventory related to the Company's comprehensive review of its worldwide inventory levels. Net loss includes a $7.9 million gain on sale of the Company's dry strip assets and intellectual property to Lam Research; restructuring charges of $0.6 million; and a $2.1 million one-time marketing expense associated with the Company's evaluation programs.

(6)
Net loss includes restructuring charges of $0.6 million.

(7)
Net loss includes restructuring charges of $0.1 million and a tax expense of $0.8 million related to an uncertain tax position in a certain foreign jurisdiction.

(8)
Net loss includes restructuring charges of $2.9 million

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
	By:	/s/ MARY G. PUMA
Dated: March 3, 2014		Mary G. Puma, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY G. PUMA Mary G. Puma	Director and Principal Executive Officer	March 3, 2014
/s/ KEVIN J. BREWER Kevin J. Brewer	Principal Accounting and Financial Officer	March 3, 2014
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 3, 2014
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	March 3, 2014
/s/ WILLIAM C. JENNINGS William C. Jennings	Director	March 3, 2014
/s/ JOSEPH P. KEITHLEY Joseph P. Keithley	Director	March 3, 2014
/s/ PATRICK H. NETTLES Patrick H. Nettles	Director	March 3, 2014
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 3, 2014

 Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase Agreement dated December 3, 2012 between Axcelis Technologies, Inc. and Lam Research Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2012.
3.1
Amended and Restated Certificate of Incorporation of the registrant, as adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on May 11, 2009.
3.2
Bylaws of the Company, as amended as of August 8, 2007. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 9, 2007
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.1*
Axcelis Technologies, Inc. 2000 Stock Plan, as amended through June 23, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 2005.
10.2*
Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through May 14, 2013. Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-8 filed with the Commission on May 31, 2013 (File No. 333-188967).
10.3*
Axcelis Management Incentive Plan, as amended and restated by the Compensation
Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010.
10.4*
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
10.12*	Named Executive Officer Base Compensation at March 1, 2014. Filed herewith.
10.13*	Non-Employee Director Cash Compensation at March 1, 2014. Filed herewith.
10.14*
Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.
10.15
Business Loan Agreement dated as of July 5, 2013 between the Company and Northern Bank &Trust Company. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed with the Commission on August 2, 2013.
10.16
Mortgage and Fixture Filing dated as of July 5, 2013 by the Company in favor of Northern Bank &Trust Company. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q filed with the Commission on August 2, 2013.
10.17*
Executive Separation Agreement between the Company and Jay Zager dated as of July 17, 2013. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the Commission on August 2, 2013.
10.18
Loan and Security Agreement dated as of October 31, 2013 between the Company and Silicon Valley Bank. Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q filed with the Commission on November 8, 2013.
10.19
License Agreement dated as of March 30, 2009 between the Company and SEN
Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2009.
10.20
Transition Agreement dated December 3, 2012 between Axcelis Technologies, Inc. and Lam Research Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2012.
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 3, 2014. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 3, 2014. Filed herewith.

Exhibit No.	Description
32.1	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 3, 2014. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 3, 2014. Filed herewith.
101
The following materials from the Company's Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
Indicates a management contract or compensatory plan.

You may obtain a copy of any of these exhibits free of charge either on our website at http://www.axcelis.com or by contacting Investor Relations at Axcelis Technologies, Inc., 108 Cherry Hill Drive, Beverly, MA 01915-1053.

 Schedule II—Valuation and Qualifying Accounts
Axcelis Technologies, Inc.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts and returns	$305	$96	$—	$3	$404
Reserve for excess and obsolete inventory(**)	33,601	2,562	(10,913)	(159)	25,091
Year Ended December 31, 2012
Allowance for doubtful accounts and returns	$411	$—	$(112)	$6	$305
Reserve for excess and obsolete inventory	22,778	14,492	(4,819)	1,150	33,601
Year Ended December 31, 2011
Allowance for doubtful accounts and returns	$1,357	$(535)	$(449)	$38	$411
Reserve for excess and obsolete inventory	27,517	1,015	(5,583)	(171)	22,778

(*)
Represents foreign currency translation adjustments.

(**)
Deductions include the disposal of fully reserved inventory