Form 10-Q
period 2014-06-30
AXCELIS TECHNOLOGIES INC
filed 2014-08-08
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014 there were 111,586,627 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$34,795	$40,769	$89,810	$75,220
Services	6,355	6,732	12,180	13,006
Total revenue	41,150	47,501	101,990	88,226
Cost of revenue:
Product	21,021	25,457	54,823	47,638
Services	5,645	5,307	10,943	10,910
Total cost of revenue	26,666	30,764	65,766	58,548

Gross profit	14,484	16,737	36,224	29,678

Operating expenses:
Research and development	8,845	8,503	18,102	17,709
Sales and marketing	5,037	5,594	10,513	10,796
General and administrative	6,494	6,412	12,975	13,001
Gain on sale of dry strip assets and intellectual property	—	(799)	—	(1,167)
Restructuring charges	160	421	360	2,222
Total operating expenses	20,536	20,131	41,950	42,561

Loss from operations	(6,052)	(3,394)	(5,726)	(12,883)

Other income (expense):
Interest income	2	3	4	6
Interest expense	(257)	(51)	(508)	(115)
Other, net	(362)	(314)	(70)	580
Total other income (expense)	(617)	(362)	(574)	471

Loss before income taxes	(6,669)	(3,756)	(6,300)	(12,412)

Income taxes	231	263	426	596

Net loss	$(6,900)	$(4,019)	$(6,726)	$(13,008)

Net loss per share
Basic and Diluted	$(0.06)	$(0.04)	$(0.06)	$(0.12)

Shares used in computing net loss per share:
Basic and diluted weighted average common shares	111,212	108,409	110,932	108,319

See accompanying Notes to these Consolidated Financial Statement

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(6,900)	$(4,019)	$(6,726)	$(13,008)
Other comprehensive income (loss):
Foreign currency translation adjustments	759	119	82	(1,959)
Amortization of actuarial gains from pension plan	6	8	12	16
Total other comprehensive income (loss)	765	127	94	(1,943)
Comprehensive loss	$(6,135)	$(3,892)	$(6,632)	$(14,951)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,588	$46,290
Accounts receivable, net	32,067	36,587
Inventories, net	106,650	95,789
Prepaid expenses and other current assets	7,572	6,242
Total current assets	181,877	184,908

Property, plant and equipment, net	31,340	32,006
Long-term restricted cash	825	825
Other assets	12,539	15,810
Total assets	$226,581	$233,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,379	$19,451
Accrued compensation	3,975	4,845
Warranty	1,326	1,316
Income taxes	430	417
Deferred revenue	4,227	4,387
Current portion of long-term debt	1,054	471
Other current liabilities	3,681	4,573
Total current liabilities	32,072	35,460

Long-term debt	13,946	14,529
Long-term deferred revenue	101	322
Other long-term liabilities	7,136	7,236
Total liabilities	53,255	57,547

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 111,643 shares issued and 111,523 shares outstanding at June 30, 2014; 110,225 shares issued and 110,105 shares outstanding at December 31, 2013	112	110
Additional paid-in capital	514,946	510,992
Treasury stock, at cost, 120 shares at June 30, 2014 and December 31, 2013	(1,218)	(1,218)
Accumulated deficit	(346,347)	(339,621)
Accumulated other comprehensive income	5,833	5,739
Total stockholders’ equity	173,326	176,002
Total liabilities and stockholders’ equity	$226,581	$233,549

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(6,726)	$(13,008)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,299	2,719
Gain on sale of dry strip assets and intellectual property	—	(1,167)
Deferred taxes	334	52
Stock-based compensation expense	2,182	1,644
Provision for excess and obsolete inventory	244	2,370
Changes in operating assets & liabilities:
Accounts receivable	4,493	(5,587)
Inventories	(10,917)	431
Prepaid expenses and other current assets	(1,334)	(1,049)
Accounts payable and other current liabilities	(3,860)	5,642
Deferred revenue	(377)	(891)
Income taxes	13	(48)
Other assets and liabilities	1,794	(1,905)
Net cash used for operating activities	(11,855)	(10,797)

Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	—	1,200
Purchases of property, plant, and equipment	(567)	(336)
Decrease in restricted cash	—	2
Net cash (used for) provided by investing activities	(567)	866

Cash flows from financing activities
Proceeds from exercise of stock options	1,583	206
Proceeds from Employee Stock Purchase Plan	227	197
Net cash provided by financing activities	1,810	403
Effect of exchange rate changes on cash and cash equivalents	(90)	(819)
Net decrease in cash and cash equivalents	(10,702)	(10,347)
Cash and cash equivalents at beginning of period	46,290	44,986
Cash and cash equivalents at end of period	$35,588	$34,639

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

The Company recognized stock-based compensation expense of $1.0 million and $0.8 million for the three-month periods ended June 30, 2014 and 2013, respectively.  The Company recognized stock-based compensation expense of $2.2 million and $1.6 million for the six-month periods ended June 30, 2014 and 2013, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

Note 3.         Gain on Sale of Dry Strip Assets and Intellectual Property

In December 2012, the Company sold certain of its dry strip assets and all of its dry strip intellectual property to Lam Research Corporation (“Lam”). A portion of the purchase consideration (up to $2.0 million) was contingent upon the Company achieving certain milestones. The Company recorded $0.8 million and $1.2 million for the proceeds received based on its achievement of milestones during the three and six months ended June 30, 2013, respectively. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

Note 4.         Computation of Net Loss per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, calculated using the treasury stock method.

The components of net loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net loss attributable to common stockholders	$(6,900)	$(4,019)	$(6,726)	$(13,008)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	111,212	108,409	110,932	108,319

Net loss per share
Basic and Diluted	$(0.06)	$(0.04)	$(0.06)	$(0.12)

The Company incurred net losses for the three and six-month periods ended June 30, 2014 and June 30, 2013, and has excluded the incremental shares attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive. The following table sets forth the number of incremental shares excluded from the calculation above:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Incremental shares excluded from the calculation of net loss per share	4,047	2,183	4,625	2,159

Note 5.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2014:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2013	$6,070	$(331)	$5,739
Other comprehensive income before reclassifications	82	—	82
Amounts reclassified from accumulated other comprehensive income (1)	—	12	12
Net current-period other comprehensive income	82	12	94
Balance at June 30, 2014	$6,152	$(319)	$5,833

(1)         Amount presented before taxes as the tax effect is not material to the consolidated financial statements.

Note 6.         Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Raw materials	$63,103	$56,942
Work in process	31,893	27,462
Finished goods (completed systems)	11,654	11,385
	$106,650	$95,789

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of June 30, 2014 and December 31, 2013, inventories are stated net of inventory reserves of $24.3 million and $25.1 million, respectively.

During the three and six months ended June 30, 2013, the Company recorded a charge to cost of sales of $0 and $2.1 million, respectively, for 300mm dry strip components. Under the terms of the agreement with Lam, the Company was permitted to manufacture and sell 300 mm dry strip products through September 2013.  Due to changes in the forecasted sales of the Company’s dry strip products that became known during the six months ended June 30, 2013, a portion of the dry strip inventory components was determined to be non-recoverable.

Note 7.         Restructuring Charges

During 2013, the Company initiated reductions in force to control costs and improve the focus of its operations in order to achieve future profitability and conserve cash. As of December 31, 2013, less than $0.1 million of these costs were accrued and unpaid.

During the six months ended June 30, 2014, the Company implemented further actions, which resulted in restructuring charges for severance and related costs of $0.4 million. The liability at June 30, 2014 of $0.1 million is expected to be paid primarily in the third quarter of 2014.

Changes in the Company’s restructuring liability, which consist primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(in thousands)
Balance at December 31, 2013	$43
Severance and related costs	360
Cash payments	(318)
Balance at June 30, 2014	$85

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

The changes in the Company’s standard product warranty liability are as follows:

	Six months ended June 30,
	2014	2013
	(in thousands)
Balance at January 1 (beginning of year)	$1,428	$1,801
Warranties issued during the period	832	925
Settlements made during the period	(978)	(705)
Changes in estimate of liability for pre-existing warranties during the period	79	(536)
Balance at June 30 (end of period)	$1,361	$1,485

Amount classified as current	$1,326	$1,419
Amount classified as long-term	35	66
Total warranty liability	$1,361	$1,485

Note 9.         Fair Value Measurements

Certain of the assets and liabilities on the Company’s consolidated balance sheets are reported at their “Fair Value”.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy.

	June 30, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$6,153	$—	$—	$6,153
Liabilities
Term loan	$—	$15,000	$—	$15,000

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,504	$—	$—	$10,504
Liabilities
Term loan	$—	$15,000	$—	$15,000

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and investment accounts), accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10.       Financing Arrangements

Term Loan

The Company has a Business Loan Agreement dated July 5, 2013 with Northern Bank & Trust Company which provides for a three year term loan of $15.0 million secured by the Company’s real estate in Beverly, Massachusetts.  The loan bears interest at 5.5% per annum, with payments of principal beginning August 5, 2014.  Interest is payable monthly.  All outstanding principal and interest on the term loan is due and payable on July 5, 2016.  The Business Loan Agreement was amended in May 2014 to defer to September 30, 2014, the effectiveness of a covenant establishing a minimum ratio of net income to debt service expense, waiving the Company’s non-compliance with that covenant at March 31, 2014. The Company was in compliance with all covenants associated with the term loan during the second quarter of 2014.

Credit Facility

The Company has a revolving credit facility with Silicon Valley Bank dated October 31, 2013 and amended on August 1, 2014 with a Waiver and Amendment Agreement.  Under this revolving credit facility, the Company has the ability to borrow up to $10.0 million on a revolving basis during its two year term.  The Company’s ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable.  At June 30, 2014, our available borrowing capacity under the credit facility was $8.9 million.  There were no borrowings against this facility during the six months ended June 30, 2014.  The Company was in compliance with all covenants related to the credit facility, with the exception of the Minimum Adjusted Net Income covenant, which was waived under the Waiver and Amendment Agreement.

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

Note 12.       Concentration of Risk

For the three months ended June 30, 2014, two customers accounted for approximately 15.9% and 11.1% of consolidated revenue. For the six months ended June 30, 2014, two customers accounted for approximately 24.5% and 12.5% of consolidated revenue.

For the three months ended June 30, 2013, three customers accounted for approximately 15.1%, 14.7%, and 10.6% of consolidated revenue. For the six months ended June 30, 2013, one customer accounted for approximately 10.6% of consolidated revenue.

At June 30, 2014, three customers accounted for 15.0%, 13.4%, and 12.7% of consolidated accounts receivable. At December 31, 2013, the Company had three customers which accounted for 23.2%, 14.2% and 13.6% of consolidated accounts receivable.

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

Accounting Standards or Updates Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No.  2014-09 on its financial statements.

Note 15.       Subsequent Event

In order to align manufacturing and operating expense levels to changing business conditions, the Company is implementing a headcount reduction in the third quarter of 2014. The Company anticipates recording employee termination benefits and other related costs of approximately $2.0 million during the third quarter of 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The semiconductor capital equipment industry is subject to significant cyclical swings in capital spending by semiconductor manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. Most of our cost structure does not automatically vary with changes in volume, so we must take action to align expenses to varying levels of revenue, at times incurring restructuring costs.  As a result, we experience fluctuations in operating results and cash flows depending on our revenue as driven by the level of capital expenditures by semiconductor manufacturers.

After a period of gradual market improvement that began in the second quarter of 2013, we entered a market pause in the second quarter of 2014, in which customers delayed purchasing decisions.  We expect the industry to improve in late 2014, with improved conditions continuing into 2015.  Growth may slow or accelerate from one quarter to another during this period.  Our recent financial results reflect this industry pause. A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but must also design its business to thrive during the inevitable low points in the cycle. Accordingly, we are taking further aggressive actions in the third quarter of 2014 to reduce and align manufacturing and operating expense levels to our current business conditions and maintain sufficient liquidity to support operations.

Our first Purion H high current ion implanter was shipped in the second quarter of 2014, and we expect to continue to place Purion systems with customers in 2014.  As the industry improves in late 2014, we expect to grow system sales of our full platform of Purion products.  Our expectations regarding the industry environment and our own sales are forward looking statements.  Actual future results may vary from our current expectations due to a variety of economic and business factors.

Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 74.0% of total revenue for the six months ended June 30, 2014; compared to 70.0% of revenue for the six months ended June 30, 2013.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Product	84.6%	85.8%	88.1%	85.3%
Services	15.4	14.2	11.9	14.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	51.1	53.6	53.8	54.0
Services	13.7	11.2	10.7	12.4
Total cost of revenue	64.8	64.8	64.5	66.4
Gross profit	35.2	35.2	35.5	33.6
Operating expenses:
Research and development	21.5	17.9	17.7	20.1
Sales and marketing	12.2	11.7	10.3	12.2
General and administrative	15.8	13.5	12.7	14.7
Gain on sale of dry strip assets and intellectual property	0.0	(1.7)	0.0	(1.3)
Restructuring charges	0.4	0.9	0.4	2.5
Total operating expenses	49.9	42.3	41.1	48.2
Loss from operations	(14.7)	(7.1)	(5.6)	(14.6)
Other income (expense):
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.6)	(0.1)	(0.5)	(0.1)
Other, net	(0.9)	(0.7)	(0.1)	0.7
Total other income (expense)	(1.5)	(0.8)	(0.6)	0.6
Loss before income taxes	(16.2)	(7.9)	(6.2)	(14.0)
Income taxes	0.6	0.6	0.4	0.7
Net loss	(16.8)%	(8.5)%	(6.6)%	(14.7)%

Revenue

The following table sets forth our revenues.

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Revenues:
Product	$34,795	$40,769	$(5,974)	(14.7)%	$89,810	$75,220	$14,590	19.4%
Percentage of revenues	84.6%	85.8%			88.1%	85.3%
Services	6,355	6,732	(377)	(5.6)%	12,180	13,006	(826)	(6.4)%
Percentage of revenues	15.4%	14.2%			11.9%	14.7%
Total revenues	$41,150	$47,501	$(6,351)	(13.4)%	$101,990	$88,226	$13,764	15.6%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades, and used systems was $34.8 million, or 84.6%, of revenue during the three months ended June 30, 2014, compared with $40.8 million, or 85.8% of revenue for the three months ended June 30, 2013. The year over year decrease in product revenue is attributable to system push-outs at a time of overall muted customer spending.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2014 and December 31, 2013 was $4.3 million and $4.7 million, respectively. The decrease was mainly due to the timing of systems sales during the three months ended June 30, 2014, and the timing of acceptance of deferred system sales.

Services

Service revenue, which remained relatively flat, includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.4 million, or 15.4% of revenue for the three months ended June 30, 2014, compared with $6.7 million, or 14.2% of revenue for the three months ended June 30, 2013. Service revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Product

Product revenue was $89.8 million, or 88.1% of revenue for the six months ended June 30, 2014, compared with $75.2 million, or 85.3% of revenue for the six months ended June 30, 2013. The increase in product revenue is attributable to improved semiconductor market spending, specifically during the first three months of 2014, which was partially offset by lower system sales during the three-months ended June 30, 2014.

Services

Service revenue was $12.2 million, or 11.9% of revenue for the six months ended June 30, 2014, compared with $13.0 million, or 14.7% of revenue for the six months ended June 30, 2013.  Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. The slight decrease was primarily due to changes in the mix and timing of service contracts.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by systems and aftermarket, as described below.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Systems

Included in total revenue of $41.2 million during the three months ended June 30, 2014 is revenue from sales of systems of $10.9 million, or 26.4% of total revenue, compared with $16.6 million, or 35.0%, of total revenue for the three months ended June 30, 2013. The decrease was due primarily to the factors described above for product revenue.

Aftermarket

We refer to the business of selling spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $41.2 million during the three months ended June 30, 2014 is revenue from our aftermarket business of $30.3 million, which is relatively flat when compared to $30.9 million for the three months ended June 30, 2013. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Systems

Included in total revenue of $102.0 million during the six months ended June 30, 2014 is revenue from sales of systems of $43.3 million, or 42.5% of total revenue, compared with $29.3 million, or 33.2% of total revenue for the six months ended June 30, 2013. The increase was due to higher sales of Purion systems in an improved semiconductor equipment market during the first three months of 2014, which was partially offset by lower system sales during the three-months ended June 30, 2014.

Aftermarket

Included in total revenue of $102.0 million during the six months ended June 30, 2014 is revenue from our aftermarket business of $58.7 million, or 57.5%, flat compared to $58.9 million, or 66.8% for the six months ended June 30, 2013.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Gross Profit:
Product	$13,774	$15,312	$(1,538)	(10.0)%	$34,987	$27,582	$7,405	26.8%
Product gross margin	39.6%	37.6%			39.0%	36.7%
Services	710	1,425	(715)	(50.2)%	1,237	2,096	(859)	(41.0)%
Services gross margin	11.2%	21.2%			10.2%	16.1%
Total gross profit	$14,484	$16,737	$(2,253)	(13.5)%	$36,224	$29,678	$6,546	22.1%
Gross margin	35.2%	35.2%			35.5%	33.6%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Product

Gross profit from product revenue was 39.6% for the three months ended June 30, 2014, compared to 37.6% for the three months ended June 30, 2013. The increase in gross profit is due to an increased mix of parts and upgrade revenue partially offset by lower systems sales volumes.

Services

Gross profit from service revenue was 11.2% for the three months ended June 30, 2014, compared to 21.2% for the three months ended June 30, 2013. The decrease in gross profit is due to lower sales volumes and the mix of service contracts.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Product

Gross profit from product revenue was 39.0% for the six months ended June 30, 2014, compared to 36.7% for the six months ended June 30, 2013.  The increase in gross profit is due to higher systems sales volume and the related favorable absorption of fixed overhead costs, a lower provision for excess inventory and a decreased mix of parts and upgrade revenue.

Services

Gross profit from service revenue was 10.2% for the six months ended June 30, 2014, compared to 16.1% for the six months ended June 30, 2013. The decrease in gross profit is due to lower sales volumes and the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$8,845	$8,503	$342	4.0%	$18,102	$17,709	$393	2.2%
Percentage of revenues	21.5%	17.9%			17.7%	20.1%
Sales and marketing	5,037	5,594	(557)	(10.0)%	10,513	10,796	(283)	(2.6)%
Percentage of revenues	12.2%	11.7%			10.3%	12.2%
General and administrative	6,494	6,412	82	1.3%	12,975	13,001	(26)	(0.2)%
Percentage of revenues	15.8%	13.5%			12.7%	14.7%
Gain on Sale of Dry Strip Assets and Intellectual Property	—	(799)	799	(100.0)%	—	(1,167)	1,167	(100.0)%
Percentage of revenues	0.0%	(1.7)%			0.0%	(1.3)%
Restructuring charges	160	421	(261)	(62.0)%	360	2,222	(1,862)	(83.8)%
Percentage of revenues	0.4%	0.9%			0.4%	2.5%
Total operating expenses	$20,536	$20,131	$405	2.0%	$41,950	$42,561	$(611)	(1.4)%
Percentage of revenues	49.9%	42.3%			41.1%	48.2%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $11.8 million and $24.4 million, or 58.0% and 58.7%, of our total operating expenses for the three and six-month periods ended June 30, 2014, respectively. For the three and six month periods ended June 30, 2013, personnel costs were $11.6 million and $24.5 million, or 58.4% and 59.9%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property and restructuring charges,.

Research and Development

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$8,845	$8,503	$342	4.0%	$18,102	$17,709	$393	2.2%
Percentage of revenues	21.5%	17.9%			17.7%	20.1%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Research and development expense was $8.8 million during the three months ended June 30, 2014; relatively flat when compared with $8.5 million during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Research and development expense was $18.1 million during the six months ended June 30, 2014; relatively flat when compared with $17.7 million during the six months ended June 30, 2013.

Sales and Marketing

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$5,037	$5,594	$(557)	(10.0)%	$10,513	$10,796	$(283)	(2.6)%
Percentage of revenues	12.2%	11.7%			10.3%	12.2%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Sales and marketing expense was $5.0 million during the three months ended June 30, 2014; a decrease of $0.6 million, or 10.0%, compared with $5.6 million during the three months ended June 30, 2013. The decrease was primarily due to lower new tool evaluation costs.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Sales and marketing expense was $10.5 million during the six months ended June 30, 2014; relatively flat when compared with $10.8 million during the six months ended June 30, 2013.

General and Administrative

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$6,494	$6,412	$82	1.3%	$12,975	$13,001	$(26)	(0.2)%
Percentage of revenues	15.8%	13.5%			12.7%	14.7%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, legal and human resource functions.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

General and administrative expense was $6.5 million during the three months ended June 30, 2014; compared with $6.4 million during the three months ended June 30, 2013, essentially flat for the second quarter.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

General and administrative expense was $13.0 million during the six months ended June 30, 2014 and June 30, 2013.

Gain on Sale of Dry Strip Assets and Intellectual Property

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Gain on Sale of Dry Strip Assets and Intellectual Property	$—	$(799)	$799	(100.0)%	$—	$(1,167)	$1,167	(100.0)%
Percentage of revenues	0.0%	(1.7)%			0.0%	(1.3)%

In December 2012, we sold our dry strip assets and intellectual property to Lam. A portion of the purchase consideration (up to $2.0 million) was contingent upon our achieving certain milestones. During the three and six-month periods ended June 30, 2013, the Company recorded $0.8 million and $1.2 million, respectively, for the milestones achieved. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

Restructuring Charges

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Restructuring charges	$160	$421	$(261)	(62.0)%	$360	$2,222	$(1,862)	(83.8)%
Percentage of revenues	0.4%	0.9%			0.4%	2.5%

We continue to align our organization with market demands. We implemented reductions in force in the periods presented to improve the focus of our operations, control costs, achieve future profitability and conserve cash. As a result of these actions, we recorded restructuring expense for severance and related costs during the three and six-month periods ended June 30, 2014 and 2013, respectively.

Other Income (Expense)

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Other income (expense)	$(617)	$(362)	$(255)	(70.4)%	$(574)	$471	$(1,045)	(221.9)%
Percentage of revenues	(1.5)%	(0.8)%			(0.6)%	0.6%

Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to our term loan.

The $0.3 million increase in other expense for the three month period ended June 30, 2014 compared with the three month period ended June 30, 2013, related primarily to the interest expense on our term loan.

The $1.0 million increase in other expense for the six month period ended June 30, 2014 compared with the six month period ended June 30, 2013, was primarily due a reduction of foreign exchange gains of $0.6 million in 2014 compared to 2013 and due to interest expense on our term loan of $0.4 million.

During the three and six-month periods ended June 30, 2014 and 2013, we had no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Income Taxes

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Income taxes	$231	$263	$(32)	(12.2)%	$426	$596	$(170)	(28.5)%
Percentage of revenues	0.6%	0.6%			0.4%	0.7%

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.  Additionally we do not recognize the tax benefit for losses in the United States and certain European tax jurisdictions as we believe it is more likely than not that these benefits will not be recognized.

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our products, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Most of our cost structure does not automatically vary with changes in volume, so we must take action to align expenses to varying levels of revenue, at times incurring restructuring costs.  As a result, we experience fluctuations in operating results and cash flows depending on these changes.

During the six month periods ended June 30, 2014 and 2013, the Company used $11.9 million and $10.8 million, respectively, of cash to support operating activities.  The net cash used by operating activities during the six months ended June 30, 2014 was predominately driven by the Company’s loss from operations excluding non-cash charges for depreciation and amortization and stock based compensation, increases in inventories and accounts payables and other liabilities partially offset by decreases in accounts receivable and other assets and liabilities. In that period, net cash used for investing activities of $0.6 million was for capital expenditures. Net cash provided by financing activities in the same period was $1.8 million, primarily due to the exercise of stock options. These changes resulted in cash and cash equivalents at June 30, 2014 of $35.6 million, compared to $46.3 million at December 31, 2013.

We have a revolving credit facility with Silicon Valley Bank dated October 31, 2013 and amended on August 1, 2014 with a Waiver and Amendment Agreement.  Under this revolving credit facility, we have the ability to borrow up to $10.0 million on a revolving basis during its two year term.  Our ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable.  At June 30, 2014, our available borrowing capacity under the credit facility was $8.9 million.  There were no borrowings against this facility during the six months ended June 30, 2014.  We were in compliance with all covenants related to the credit facility, with the exception of the Minimum Adjusted Net Income covenant, which was waived under the Waiver and Amendment Agreement.

We make monthly interest payments on our $15.0 million mortgage under a July 2013 Business Loan Agreement with Northern Bank & Trust Company.  The loan bears interest at 5.5% per annum.  Monthly principal payments, based on a ten year amortization schedule, will commence in August 2014, with the remaining principal amount due in July 2016.  The Business Loan Agreement was amended in May 2014 to defer to September 30, 2014 the effectiveness of a covenant establishing a minimum ratio of net income to debt service expense, waiving the Company’s non-compliance with that covenant at March 31, 2014. The Company was in compliance with all covenants associated with the term loan during the second quarter of 2014.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

In light of the current industry environment, we are taking further aggressive actions in the third quarter of 2014 to reduce and align manufacturing and operating expense levels to our current business conditions and maintain sufficient liquidity to support operations.  Our expectations regarding our liquidity are forward looking statements.  Actual future results may vary from our current expectations due to a variety of economic and business factors.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2014 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2014, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of June 30, 2014, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2013.

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

10.1	Letter Agreement between the Company and Northern Bank & Trust Company dated May 2, 2014, amending the Business Loan Agreement with Northern Bank & Trust Company. Filed herewith.

10.2

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through May 13, 2014. Incorporated by reference to the appendix to the Company’s Proxy Statement on Schedule 14A filed with the Commission on March 25, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2014. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2014. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2014. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2014. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 8, 2014	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer