Form 10-Q
period 2014-09-30
AXCELIS TECHNOLOGIES INC
filed 2014-11-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 there were 112,004,603 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Product	$32,360	$42,934	$122,170	$118,151
Services	6,171	5,897	18,351	18,907
Total revenue	38,531	48,831	140,521	137,058
Cost of revenue
Product	18,823	27,339	73,646	74,976
Services	4,564	4,516	15,507	15,427
Total cost of revenue	23,387	31,855	89,153	90,403

Gross profit	15,144	16,976	51,368	46,655

Operating expenses
Research and development	7,950	8,148	26,052	25,857
Sales and marketing	4,891	5,330	15,404	16,128
General and administrative	5,380	6,164	18,356	19,165
Gain on sale of dry strip assets and intellectual property	—	—	—	(1,167)
Restructuring charges	2,288	112	2,648	2,334
Total operating expenses	20,509	19,754	62,460	62,317

Loss from operations	(5,365)	(2,778)	(11,092)	(15,662)

Other income (expense)
Interest income	2	3	6	8
Interest expense	(304)	(193)	(812)	(308)
Other, net	1,352	(1,252)	1,282	(671)
Total other income (expense)	1,050	(1,442)	476	(971)

Loss before income taxes	(4,315)	(4,220)	(10,616)	(16,633)

Income taxes	389	530	814	1,125

Net loss	$(4,704)	$(4,750)	$(11,430)	$(17,758)
Net loss per share
Basic and Diluted	$(0.04)	$(0.04)	$(0.10)	$(0.16)

Shares used in computing net loss per share
Basic and diluted weighted average common shares	111,701	109,074	111,191	108,573

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(4,704)	$(4,750)	$(11,430)	$(17,758)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,950)	2,012	(2,868)	53
Amortization of actuarial losses from pension plan	6	8	18	24
Total other comprehensive (loss) income	(2,944)	2,020	(2,850)	77
Comprehensive loss	$(7,648)	$(2,730)	$(14,280)	$(17,681)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$32,536	$46,290
Accounts receivable, net	29,904	36,587
Inventories, net	107,816	95,789
Prepaid expenses and other current assets	5,739	6,242
Total current assets	175,995	184,908
Property, plant and equipment, net	30,880	32,006
Long-term restricted cash	825	825
Other assets	12,843	15,810
Total assets	$220,543	$233,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,699	$19,451
Accrued compensation	5,830	4,845
Warranty	1,160	1,316
Income taxes	545	417
Deferred revenue	4,867	4,387
Current portion of long-term debt	1,164	471
Other current liabilities	3,462	4,573
Total current liabilities	31,727	35,460

Long-term debt	13,651	14,529
Long-term deferred revenue	175	322
Other long-term liabilities	7,266	7,236
Total liabilities	52,819	57,547

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 112,037 shares issued and 111,917 shares outstanding at September 30, 2014;110,225 shares issued and 110,105 shares outstanding at December 31, 2013	112	110
Additional paid-in capital	516,992	510,992
Treasury stock, at cost, 120 shares at September 30, 2014 and December 31, 2013	(1,218)	(1,218)
Accumulated deficit	(351,051)	(339,621)
Accumulated other comprehensive income	2,889	5,739
Total stockholders’ equity	167,724	176,002
Total liabilities and stockholders’ equity	$220,543	$233,549

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(11,430)	$(17,758)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,441	3,948
Gain on sale of dry strip assets and intellectual property	—	(1,167)
Deferred taxes	434	272
Stock-based compensation expense	3,779	3,105
Provision for excess and obsolete inventory	590	2,451
Changes in operating assets & liabilities
Accounts receivable	6,164	(4,359)
Inventories	(13,732)	3,455
Prepaid expenses and other current assets	351	(429)
Accounts payable and other current liabilities	(4,849)	6,276
Deferred revenue	372	(2,816)
Income taxes	151	(14)
Other assets and liabilities	976	(3,813)
Net cash used for operating activities	(13,753)	(10,849)

Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	—	1,200
Expenditures for property, plant, and equipment	(710)	(484)
Increase in restricted cash	—	(1,477)
Net cash used for investing activities	(710)	(761)

Cash flows from financing activities
Increase in restricted cash	—	(825)
Financing fees and other expenses	—	(473)
Proceeds from exercise of stock options	2,058	1,113
Proceeds from Employee Stock Purchase Plan	227	197
Proceeds from issuance of Term Loan	—	15,000
Principal payments on Term Loan	(185)	—
Net cash provided by financing activities	2,100	15,012
Effect of exchange rate changes on cash and cash equivalents	(1,391)	(71)
Net (decrease) increase in cash and cash equivalents	(13,754)	3,331
Cash and cash equivalents at beginning of period	46,290	44,986
Cash and cash equivalents at end of period	$32,536	$48,317

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

The Company recognized stock-based compensation expense of $1.6 million and $1.5 million for the three month periods ended September 30, 2014 and 2013, respectively.  The Company recognized stock-based compensation expense of $3.8 million and $3.1 million for the nine month periods ended September 30, 2014 and 2013, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

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

The components of net loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(4,704)	$(4,750)	$(11,430)	$(17,758)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	111,701	109,074	111,191	108,573

Net loss per share
Basic and Diluted	$(0.04)	$(0.04)	$(0.10)	$(0.16)

The Company incurred net losses for the three and nine month periods ended September 30, 2014 and 2013, and has excluded the incremental shares attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive. The following table sets forth the number of incremental shares excluded from the calculation above:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Incremental shares excluded from the calculation of net loss per share	4,296	4,383	4,550	2,620

Note 5.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2014:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2013	$6,070	$(331)	$5,739
Other comprehensive loss before reclassifications	(2,868)	—	(2,868)
Amounts reclassified from accumulated other comprehensive income (1)	—	18	18
Net current-period other comprehensive (loss) income	(2,868)	18	(2,850)
Balance at September 30, 2014	$3,202	$(313)	$2,889

(1)         Amount presented before taxes as the tax effect is not material to the consolidated financial statements.

Note 6.         Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Raw materials	$64,277	$56,942
Work in process	27,963	27,462
Finished goods (completed systems)	15,576	11,385
	$107,816	$95,789

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of September 30, 2014 and December 31, 2013, inventories are stated net of inventory reserves of $23.9 million and $25.1 million, respectively.

During the three and nine months ended September 30, 2013, the Company recorded a charge to cost of sales of nil and $2.1 million, respectively, for 300mm dry strip components. Under the terms of the agreement with Lam, the Company was permitted to manufacture and sell 300 mm dry strip products through September 2013.  Due to changes in the forecasted sales of the Company’s dry strip products that became known during the nine months ended September 30, 2013, a portion of the dry strip inventory components was determined to be non-recoverable.

During the three months and nine months ended September 30, 2014, the Company recorded a charge to cost of sales of $0.6 million and $1.0 million, respectively, due to production levels below normal capacity. During the three months and nine months ended September 30, 2013, the Company recorded a charge to cost of sales of $0.1 million and $0.6 million, respectively, due to production levels below normal capacity.

Note 7.         Restructuring Charges

During 2013, the Company initiated reductions in force to control costs and improve the focus of its operations in order to achieve future profitability and conserve cash. As of December 31, 2013, less than $0.1 million of these costs were accrued and unpaid.

During the nine months ended September 30, 2014, the Company implemented further actions which resulted in restructuring charges for severance and related costs of $2.6 million, which included stock option modification costs of $0.1 million recorded within additional paid-in capital in the consolidated balance sheets. The liability at September 30, 2014 of $1.4 million is expected to be paid primarily in the fourth quarter of 2014.

Changes in the Company’s restructuring liability, which consist primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(In thousands)
Balance at December 31, 2013	$43
Severance and related costs	2,592
Cash payments	(1,226)
Balance at September 30, 2014	$1,409

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

The changes in the Company’s standard product warranty liability are as follows:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Balance at January 1 (beginning of year)	$1,428	$1,801
Warranties issued during the period	1,028	1,401
Settlements made during the period	(1,511)	(1,107)
Changes in estimate of liability for pre-existing warranties during the period	264	(586)
Balance at September 30 (end of period)	1,209	$1,509
Amount classified as current	1,160	$1,461
Amount classified as long-term	49	48
Total warranty liability	$1,209	$1,509

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy.

	September 30, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$7,153	$—	$—	$7,153
Liabilities
Term loan	$—	$14,815	$—	$14,815

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,504	$—	$—	$10,504
Liabilities
Term loan	$—	$15,000	$—	$15,000

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10. Financing Arrangements

Term Loan

The Company has a Business Loan Agreement dated July 5, 2013 with Northern Bank & Trust Company which provides for a three year term loan of $15.0 million secured by a mortgage on the Company’s real estate in Beverly, Massachusetts.  The loan bears interest at 5.5% per annum, payable monthly.  Monthly repayments of principal began in August 2014 (based on a 10 year amortization schedule), and with the final principal and interest payment due on July 5, 2016.  The Business Loan Agreement was amended in May 2014 to defer to September 30, 2014 the effectiveness of a covenant establishing a minimum ratio of net income to debt service expense, waiving the Company’s non-compliance with that covenant at March 31, 2014. In August 2014, the Business Loan Agreement was further amended to defer to December 31, 2014 the covenant establishing a minimum ratio of net income to debt service expense. The Company was in compliance with all covenants associated with the term loan at September 30, 2014. Upon the closing of the Real Estate Sale Agreement, as further discussed in Note 15, the Company expects to pay the 2% prepayment penalty associated with the Term Loan.

Credit Facility

The Company has a revolving credit facility with Silicon Valley Bank dated October 31, 2013.  Under this revolving credit facility, the Company has the ability to borrow up to $10.0 million on a revolving basis during its two year term.  The Company’s ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable.  On August 1, 2014, the Company and the bank entered into a Waiver and Amendment Agreement in which the bank waived the Company’s non-compliance with the minimum adjusted net income covenant in the Loan Agreement at June 30, 2014 and amended the covenant for future periods.  At September 30, 2014, the Company’s available borrowing capacity under the credit facility was $8.9 million.  There have been no borrowings against this credit facility.  The Company was in compliance with all covenants related to the credit facility at September 30, 2014.

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

Note 12. Concentration of Risk

For the three months ended September 30, 2014, two customers accounted for approximately 11.0% and 10.5% of consolidated revenue. For the nine months ended September 30, 2014, two customers accounted for approximately 18.8% and 10.8% of consolidated revenue.

For the three months ended September 30, 2013, two customers accounted for approximately 19.0% and 14.5% of consolidated revenue. For the nine months ended September 30, 2013, two customers accounted for approximately 10.9% and 10.4% of consolidated revenue.

At September 30, 2014, two customers accounted for 27.1% and 14.8% of consolidated gross accounts receivable.  At December 31, 2013, the Company had three customers which accounted for 23.2%, 14.2% and 13.6% of consolidated accounts receivable.

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

Accounting Standards or Updates Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company expects to comply with this standard once effective.

Note 15. Subsequent Event

On October 3, 2014, the Company and Middleton Beverly Investors LLC (“Middleton”) entered into a Real Estate Sale Agreement (the “Purchase Agreement”) pursuant to which Axcelis will sell, and Middleton will buy, the Company’s headquarters building in Beverly, Massachusetts (the “Property”), in exchange for a purchase price of $50.0 million, payable in cash on the closing. The Company will retain ownership of approximately 23 acres of adjacent property after the closing.  The Company expects that the transaction will be accounted for as a financing arrangement.  As such, at the inception of the arrangement the Company will record a financing obligation in the amount of $50.0 million and the Property will remain on its books.

Middleton’s obligation to purchase the Property is subject to its satisfactory completion of due diligence regarding the Property during a 45 day period from the date of the Purchase Agreement.  The closing under the Purchase Agreement is conditioned on the entry of the parties into a lease agreement pursuant to which the Company will lease the Property for a 22 year term. Under this lease, the Company will pay an annual rent of $4.5 million for the first three years, and $5.0 million for the fourth year, increasing 2.5% annually thereafter.  The closing is also subject to other customary acquisition closing conditions.  The Company is required to post a security deposit of $5.0 million in the form of an irrevocable letter of credit at the time of the closing.  At the closing, the Company expects to pay off the outstanding loan secured by a mortgage on the Property held by Northern Bank & Trust Company, including accrued interest and a 2.0% prepayment penalty.  See Note 10.

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

After a period of gradual market improvement that began in the second quarter of 2013, we entered a market pause in the second quarter of 2014, in which customers delayed purchasing decisions.  This market pause continued through the third quarter of 2014.  We expect the industry to begin to improve in the fourth quarter of 2014, with improved conditions continuing into 2015.  Growth may slow or accelerate from one quarter to another during this period.  Our recent financial results reflect this industry pause. A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but must also design its business to thrive during the inevitable low points in the cycle. Accordingly, in the third quarter of 2014, we took further aggressive actions to reduce and align manufacturing and operating expense levels to our current business conditions and maintain sufficient liquidity to support operations.

Our first Purion H high current ion implanter was shipped in the second quarter of 2014, and we shipped a second

Purion H high current ion implanter to another customer in the third quarter of 2014. As the industry improves in late 2014, we expect to grow system sales of our full platform of Purion products.  Our expectations regarding the industry environment and our own sales are forward looking statements.  Actual future results may vary from our current expectations due to a variety of economic and business factors, including industry conditions and product performance, as well as those referred to under “Risk Factors” in Part II, Item 1A below.

Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 68.0% of total revenue for the nine months ended September 30, 2014; compared to 71.3% of revenue for the nine months ended September 30, 2013.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Product	84.0%	87.9%	86.9%	86.2%
Services	16.0	12.1	13.1	13.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	48.9	56.0	52.4	54.7
Services	11.8	9.2	11.0	11.2
Total cost of revenue	60.7	65.2	63.4	65.9
Gross profit	39.3	34.8	36.6	34.1
Operating expenses:
Research and development	20.6	16.7	18.4	18.9
Sales and marketing	12.7	10.9	11.0	11.8
General and administrative	14.0	12.6	13.1	14.0
Gain on sale of dry strip assets and intellectual property	—	—	—	(0.9)
Restructuring charges	5.9	0.2	1.9	1.7
Total operating expenses	53.2	40.4	44.4	45.5
Loss from operations	(13.9)	(5.6)	(7.8)	(11.4)
Other income (expense):
Interest expense	(0.8)	(0.4)	(0.6)	(0.2)
Other, net	3.5	(2.6)	0.9	(0.5)
Total other income (expense)	2.7	(3.0)	0.3	(0.7)
Loss before income taxes	(11.2)	(8.6)	(7.5)	(12.1)
Income taxes	1.0	1.1	0.6	0.8
Net loss	(12.2)%	(9.7)%	(8.1)%	(12.9)%

Revenue

The following table sets forth our revenues.

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Revenues:
Product	$32,360	$42,934	$(10,574)	(24.6)%	$122,170	$118,151	$4,019	3.4%
Percentage of revenues	84.0%	87.9%			86.9%	86.2%
Services	6,171	5,897	274	4.6%	18,351	18,907	(556)	(2.9)%
Percentage of revenues	16.0%	12.1%			13.1%	13.8%
Total revenues	$38,531	$48,831	$(10,300)	(21.1)%	$140,521	$137,058	$3,463	2.5%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades, and used systems was $32.4 million, or 84.0% of revenue during the three months ended September 30, 2014, compared with $42.9 million, or 87.9% of revenue for the three months ended September 30, 2013. The year over year decrease in product revenue is attributable to overall muted customer spending consistent with a pause in capital expenditures within the semiconductor industry.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2014 and December 31, 2013 was $5.0 million and $4.7 million, respectively. The increase was mainly due to the timing of systems sales during the three months ended September 30, 2014, and the timing of acceptance of deferred system sales.

Services

Service revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, remained relatively flat at $6.2 million, or 16.0 % of revenue for the three months ended September 30, 2014, compared with $5.9 million, or 12.1% of revenue for the three months ended September 30, 2013. Service revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Product

Product revenue was $122.2 million, or 86.9% of revenue for the nine months ended September 30, 2014, compared with $118.2 million, or 86.2% of revenue for the nine months ended September 30, 2013. The increase in product revenue is attributable to improved semiconductor market spending, specifically during the first three months of 2014, which was partially offset by lower system sales during the second and third quarters of 2014.

Services

Service revenue was $18.4 million, or 13.1% of revenue for the nine months ended September 30, 2014, compared with $18.9 million, or 13.8% of revenue for the nine months ended September 30, 2013. Although service revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service. The slight decrease was primarily due to changes in the mix and timing of service contracts.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by systems and aftermarket, as described below.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Systems

Included in total revenue of $38.5 million during the three months ended September 30, 2014 is revenue from sales of systems of $8.4 million, or 21.9% of total revenue, compared with $20.2 million, or 41.4%, of total revenue for the three months ended September 30, 2013. The decrease was due primarily to the factors described above for product revenue.

Aftermarket

We refer to the business of selling spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $38.5 million during the three months ended September 30, 2014 is revenue from our aftermarket business of $30.1 million, which increased by $1.5 million compared to $28.6 million for the three months ended September 30, 2013. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Systems

Included in total revenue of $140.5 million during the nine months ended September 30, 2014 is revenue from sale of systems of $51.8 million, or 36.8% of total revenue, compared with $49.6 million, or 36.2% of total revenue for the nine months ended September 30, 2013. The increase was due to higher sales of Purion systems in an improved semiconductor equipment market during the first three months of 2014, which was partially offset by lower system sales during the second and third quarters of 2014.

Aftermarket

Included in total revenue of $140.5 million during the nine months ended September 30, 2014 is revenue from our aftermarket business of $88.8 million, or 63.2% of total revenue, relatively flat compared to $87.5 million, or 63.8% of total revenue for the nine months ended September 30, 2013.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Gross Profit:
Product	$13,537	$15,595	$(2,058)	(13.2)%	$48,524	$43,175	$5,349	12.4%
Product gross margin	41.8%	36.3%			39.7%	36.5%
Services	1,607	1,381	226	16.4%	2,844	3,480	(636)	(18.3)%
Services gross margin	26.0%	23.4%			15.5%	18.4%
Total gross profit	$15,144	$16,976	$(1,832)	(10.8)%	$51,368	$46,655	$4,713	10.1%
Gross margin	39.3%	34.8%			36.6%	34.1%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Product

Gross profit from product revenue was 41.8% for the three months ended September 30, 2014, compared to 36.3% for the three months ended September 30, 2013. The increase in gross profit is due to a higher percentage of parts and upgrade revenue offset by lower systems sales volumes.

Services

Gross profit from service revenue was 26.0% for the three months ended September 30, 2014, compared to 23.4% for the three months ended September 30, 2013. The increase in gross profit is due to higher volumes and changes in the mix and timing of service contracts.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Product

Gross profit from product revenue was 39.7% for the nine months ended September 30, 2014, compared to 36.5% for the nine months ended September 30, 2013. The increase in gross profit is due to higher systems sales volumes and the related favorable absorption of fixed overhead costs, a lower provision for excess inventory, and a lower percentage of parts and upgrade revenue.

Services

Gross profit from service revenue was 15.5% for the nine months ended September 30, 2014, compared to 18.4% for the nine months ended September 30, 2013. The decrease in gross profit is due to lower volumes and changes in the mix and timing of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$7,950	$8,148	$(198)	(2.4)%	$26,052	$25,857	$195	0.8%
Percentage of revenues	20.6%	16.7%			18.4%	18.9%
Sales and marketing	4,891	5,330	(439)	(8.2)%	15,404	16,128	(724)	(4.5)%
Percentage of revenues	12.7%	10.9%			11.0%	11.8%
General and administrative	5,380	6,164	(784)	(12.7)%	18,356	$19,165	(809)	(4.2)%
Percentage of revenues	14.0%	12.6%			13.1%	14.0%
Gain on sale of dry strip assets and intellectual property	—	—	—	—%	—	(1,167)	1,167	100.0%
Percentage of revenues	0.0%	0.0%			—%	(0.9)%
Restructuring charges	2,288	112	2,176	1,942.9%	2,648	2,334	314	13.5%
Percentage of revenues	5.9%	0.2%			1.9%	1.7%
Total operating expenses	$20,509	$19,754	$755	3.8%	$62,460	$62,317	$143	0.2%
Percentage of revenues	53.2%	40.4%			44.4%	45.5%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $10.5 million and $34.9 million, or 57.6% and 58.4%, of our total operating expenses, excluding restructuring charges, for the three and nine-month periods ended September 30, 2014, respectively. For the three and nine month periods ended September 30, 2013, personnel costs were $11.3 million and $35.8 million, or 57.7% and 58.6%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property and restructuring charges.

Research and Development

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$7,950	$8,148	$(198)	(2.4)%	$26,052	$25,857	$195	0.8%
Percentage of revenues	20.6%	16.7%			18.4%	18.9%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Research and development expense was $8.0 million during the three months ended September 30, 2014; relatively flat compared with $8.1 million during the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Research and development expense was $26.1 million during the nine months ended September 30, 2014; relatively flat compared with $25.9 million during the nine months ended September 30, 2013.

Sales and Marketing

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$4,891	$5,330	$(439)	(8.2)%	$15,404	$16,128	$(724)	(4.5)%
Percentage of revenues	12.7%	10.9%			11.0%	11.8%

Our sales and marketing expenses are incurred primarily in the sale of our equipment and services through our direct sales force.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Sales and marketing expense was $4.9 million during the three months ended September 30, 2014; a decrease of $0.4 million, or 8.2%, compared with $5.3 million during the three months ended September 30, 2013. The decrease was primarily due to lower payroll and related costs.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Sales and marketing expense was $15.4 million during the nine months ended September 30, 2014; a decrease of $0.7 million, or 4.5%, compared with $16.1 million during the nine months ended September 30, 2013.  The decrease was primarily driven by lower new tool evaluation and consulting costs.

General and Administrative

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$5,380	$6,164	$(784)	(12.7)%	$18,356	$19,165	$(809)	(4.2)%
Percentage of revenues	14.0%	12.6%			13.1%	14.0%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, legal and human resource functions.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

General and administrative expense was $5.4 million during the three months ended September 30, 2014; a decrease of $0.8 million, or 12.7% compared with $6.2 million during the three months ended September 30, 2013. The decrease was primarily driven by lower payroll and related costs and professional fees.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

General and administrative expense was $18.4 million during the nine months ended September 30, 2014; a decrease of $0.8 million, or 4.2%, compared with $19.2 million during the nine months ended September 30, 2013. The decrease was primarily driven by lower payroll and related costs.

Gain on Sale of Dry Strip Assets and Intellectual Property

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Gain on Sale of Dry Strip Assets and Intellectual Property	$—	$—	$—	—%	$—	$(1,167)	$1,167	100.0%
Percentage of revenues	0.0%	0.0%			0.0%	(0.9)%

In December 2012, we sold our dry strip assets and intellectual property to Lam. A portion of the purchase consideration (up to $2.0 million) was contingent upon our achieving certain milestones. During the three and nine-month periods ended September 30, 2013, the Company recorded nil and $1.2 million, respectively, representing achievement for the milestones achieved. These amounts were partially offset by additional costs associated with the lab system purchased by Lam.

Restructuring Charges

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Restructuring charges	$2,288	$112	$2,176	1,942.9%	$2,648	$2,334	$314	13.5%
Percentage of revenues	5.9%	0.2%			1.9%	1.7%

We continue to align our organization with market demands. We implemented reductions in force in the periods presented to improve the focus of our operations, control costs, achieve future profitability and conserve cash. As a result of these actions, we recorded a restructuring expense for severance and related costs during the three and nine month periods ended September 30, 2014 and 2013.

Other Income (Expense)

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Other income (expense), net	$1,050	$(1,442)	$2,492	172.8%	$476	$(971)	$1,447	149.0%
Percentage of revenues	2.7%	(3.0)%			0.3%	(0.7)%

Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to our term loan.

The $2.5 million increase in other income (expense) for the three month period ended September 30, 2014 compared with the three month period ended September 30, 2013, relates primarily to foreign exchange gains resulting from the strengthening of the U.S. dollar against the Euro incurred during the three month period ended September 30, 2014.

The $1.4 million increase in other income (expense) for the nine month period ended September 30, 2014 compared with the nine month period ended September 30, 2013, was primarily due to foreign exchange gains resulting from the strengthening of the U.S. dollar against the Euro incurred during the nine month period ended September 30, 2014, which were partially offset by increased interest expense on our term loan.

During the three and nine month periods ended September 30, 2014 and 2013, we had no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Income Taxes

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Income taxes	$389	$530	$(141)	(26.6)%	$814	$1,125	$(311)	(27.6)%
Percentage of revenues	1.0%	1.1%			0.6%	0.8%

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

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to our business operations, for example, the rate of sale of our products, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Most of our cost structure does not automatically vary with changes in volume, so we must take action to align expenses to varying levels of revenue, at times incurring restructuring costs.  As a result, we experience fluctuations in operating results and cash flows due to these changes.

During the nine month periods ended September 30, 2014 and 2013, the Company used $13.8 million and $10.8 million, respectively, of cash to support operating activities.  The net cash used by operating activities during the nine months ended September 30, 2014 was predominately driven by the Company’s loss from operations excluding non-cash charges for depreciation and amortization and stock based compensation, an increase in inventories and a decrease in accounts payables and other current liabilities, partially offset by a decrease in accounts receivable. In that period, net cash used for investing activities of $0.7 million was for capital expenditures. Net cash provided by financing activities in the same period was $2.1 million, primarily due to the exercise of stock options. These changes resulted in cash and cash equivalents at September 30, 2014 of $32.5 million, compared to $46.3 million at December 31, 2013.

We have a revolving credit facility with Silicon Valley Bank dated October 31, 2013.  Under this revolving credit facility, we have the ability to borrow up to $10.0 million on a revolving basis during its two year term.  Our ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable.  On August 1, 2014, we entered into a Waiver and Amendment Agreement in which the bank waived our non-compliance with the minimum adjusted net income covenant in the Loan Agreement at June 30, 2014 and amended the covenant for future periods.  At September 30, 2014, our available borrowing capacity under the credit facility was $8.9 million.  There have been no borrowings against this credit facility.  We were in compliance with all covenants related to the credit facility at September 30, 2014.

We have a Business Loan Agreement dated July 5, 2013 with Northern Bank & Trust Company which provides for a three year term loan of $15.0 million secured by a mortgage on our real estate in Beverly, Massachusetts.  The loan bears interest at 5.5% per annum, payable monthly. Monthly repayments of principal began in August 2014 (based on a ten year amortization schedule), and with the final principal and interest payment due on July 5, 2016.  The Business Loan Agreement was amended in May 2014 to defer to September 30, 2014 the effectiveness of a covenant establishing a minimum ratio of net income to debt service expense, waiving our non-compliance with that covenant at March 31, 2014. In August 2014, the Business Loan Agreement was further amended to defer to December 31, 2014 the covenant establishing a minimum ratio of net income to debt service expense. We were in compliance with all covenants associated with the term loan at September 30, 2014.

On October 3, 2014, Axcelis and Middleton Beverly Investors LLC (“Middleton”) entered into a Real Estate Sale Agreement (the “Purchase Agreement”) pursuant to which Axcelis will sell, and Middleton will buy, our headquarters building in Beverly, Massachusetts (the “Property”), in exchange for a purchase price of $50.0 million, payable in cash on the closing. We will retain ownership of approximately 23 acres of adjacent property after the closing.  We expect that the transaction will be accounted for as a financing arrangement.  As such, at the inception of the arrangement we will record a financing obligation in the amount of $50.0 million and the Property will remain on our books.

Middleton’s obligation to purchase the Property is subject to its satisfactory completion of due diligence regarding the Property during a 45 day period from the date of the Purchase Agreement.  The closing under the Purchase Agreement is conditioned on the entry of the parties into a lease agreement pursuant to which we will lease the Property for a 22 year term.  Under this lease, we will pay an annual rent of $4.5 million for the first three years, and $5.0 million for the fourth year, increasing 2.5% annually thereafter.  The closing is also subject to other customary acquisition closing conditions.  We are required to post a security deposit of $5.0 million in the form of an irrevocable letter of credit at the time of the closing.  At the closing, we expect to pay off the outstanding loan secured by a mortgage on the Property held by Northern Bank & Trust Company, including accrued interest and a 2% prepayment penalty.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. Our expectations regarding our liquidity are forward looking statements.  Actual future results may vary from our current expectations due to a variety of economic and business factors, including industry conditions and product performance, as well as those referred to under “Risk Factors” in Part II, Item 1A below.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2014 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2014, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2014, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

2.1	Real Estate Sale Agreement dated as of October 3, 2014 between the Company and Middleton Beverly Investors LLC. Filed herewith.

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

10.1	Letter agreement between the Company and Mary G. Puma dated July 31, 2014, modifying her Amended and Restated Employment Agreement with the Company with respect to base pay in 2014. Filed herewith.

10.2	Amendment dated August 18, 2014 to the Business Loan Agreement dated as of July 5, 2013 between the Company and Northern Bank & Trust. Filed herewith.

10.3	Waiver and First Amendment dated August 1, 2014 to the Loan and Security Agreement dated as of October 31, 2013 between the Company and Silicon Valley Bank. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2014. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2014. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2014. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2014. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: November 6, 2014	By:	/s/ KEVIN J. BREWER
Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer