Form 10-K
period 2014-12-31
AXCELIS TECHNOLOGIES INC
filed 2015-03-11
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014: $219,360,386

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 6, 2015: 113,466,753.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business.

Overview of Our Business

        Axcelis Technologies, Inc. ("Axcelis," the "Company," "we," "us," or "our") designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products are the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represents approximately 90.2% of our revenue in 2014 with the remaining 9.8% of revenue derived from other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

        Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. Periodically the semiconductor device industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. For example, the use of 200mm wafers in production began at the end of the 1980s. The migration from 200mm to 300mm began at the end of the 1990s. The majority of wafer fabrication facilities today are using wafers with a diameter of 300mm. In 2014, Axcelis derived 81.9% of total systems revenue (a component of product revenue) from sales of 300mm equipment. In 2011, industry participants began planning for the next wafer size transition, to 450mm diameter wafers. The schedule for this future transition will vary by customer, but is not anticipated before 2020.

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

        Our financial results in 2014 reflect our continued investment of a significant portion of our resources in research and development programs related to our new leading edge Purion ion implantation platform and the market introduction and initial sales of Purion H systems. These results also reflect our efforts to lower our breakeven revenue levels by maintaining tight control of discretionary spending. Our first Purion H high current ion implanter was shipped in the second quarter of 2014. We shipped a second Purion H high current ion implanter to another customer in the third quarter of 2014. In the fourth quarter of 2014, one of these customers purchased three additional Purion H high current systems for production.

        We expect customer demands for our Purion products to continue to improve through 2015. Throughout 2015, we expect to continue to grow Purion system sales, maintain tight control of our cost structure and improve gross margins in order to achieve profitability throughout the full industry cycle.

Axcelis' Strategy

        Axcelis' 2015 strategic focus is to:

  •
  Secure Purion business at Korean and other memory customers;

  •
  Penetrate foundry/logic customers with Purion products, both leading edge and non-leading edge;

  •
  Capture Purion aftermarket business; and

  •
  Improve financial performance throughout the year.

        We have continued to invest in research and development through the industry cycles to assure our products meet the needs of our customers. We take pride in our scientists and engineers who continue to add to our portfolio of patents and unpatented proprietary technology to ensure that our investment in technology leadership is translated into unique product advantages. We strive for operational excellence by focusing on ways to lower our product, manufacturing and design costs and to improve our delivery times to our customers. Finally, we will continue to use our Global Customer Teams and a focused account management structure to maintain and strengthen our customer relationships and increase customer satisfaction.

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

        In order to cover the wide range of implant steps, three different types of implanters have been developed, each designed to cover a specific range of applications, primarily defined by dose and energy. The three traditional implanter types are referred to as medium current, high current and high energy:

  •
  Medium current implanters are the original model of ion implanter, with mid to low-range energy and dose capability.

  •
  High current implanters were the second type of implanter to emerge, having low energy capability and high dose range.

  •
  High energy implanters emerged to address the need for deeper implants with a high energy range and low dose.

The Purion Platform and Family of Ion Implanters

        Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Our newest systems are all based on a common Purion platform which offers purity, precision and productivity by combining a high-speed, state-of-the-art single wafer end station, enabling unmatched throughput (500 wafers per hour), and an advanced spot beam that ensures that all points across the wafer see the same beam at the same beam angle, resulting in exceptional process control and maximum yield.

  •
  High Energy Implant.  Purion XE, our high energy system, combines Axcelis' production-proven RF Linac high energy, spot beam technology with the Purion platform. Axcelis is a market leader in high energy ion implanters, and we expect to maintain our leadership in the high energy segment through sales of both our multi-wafer legacy high energy systems and the Purion XE.

  •
  Medium Current Implant.  Our Purion M medium current system offers higher productivity and lower cost of ownership than competitive offerings, in addition to other advantages. Three customers, in both the memory and leading edge foundry segments, currently have the Purion M in production. We expect to receive follow-on orders from existing customers and obtain new customer Purion M design-wins.

  •
  High Current Implant.  In December 2013, we announced our new high current ion implanter, the Purion H. The Purion H fulfills all traditional high current requirements while extending beyond traditional high current energy and dose ranges. In order to maximize utilization and flexibility, the Purion H can process some traditional mid-current implants. In addition, the Purion H is extendable into ultra-low energy applications to satisfy future process requirements, including leakage current performance. We currently have two customers using the Purion H in production, and in 2015, expect to place additional evaluation systems, including at least one leading edge foundry/logic customer.

        We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility. Our goal is to recapture ion implant market share leadership by the end of 2017.

Dry Strip

        In December 2012, Lam Research Corporation ("Lam") purchased the intellectual property rights relating to our dry strip systems business. As a result of this transaction, we ceased the sale of 300mm dry strip wafer processing equipment in September 2013. We will continue to sell dry strip systems for smaller wafers until December 2015 and support our installed base of dry strip systems indefinitely.

Aftermarket Support and Services

        Through our Global Service Solutions business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture as well as equipment we previously manufactured. We believe that approximately 3,000 of our products are in use in 33 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We provide varying levels of sales, service and applications support out of our field offices to customers located in 33 countries. Revenue generated through our service and support business represented 59.8%, 61.6% and 61.0% of revenue in 2014, 2013 and 2012, respectively.

        To support our aftermarket business, we have approximately 200 staff members, including sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, product, process and applications support. In 2012, Ulvac Techno, an unrelated Japanese company, began providing aftermarket services and support services for our non-implant products in Japan.

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

        SEN Corporation, or "SEN" (our former Japanese joint venture, which was divested in March 2009), holds a non-exclusive license to use certain patented and unpatented technology associated with legacy products owned by the Company. Axcelis holds a reciprocal license of implant technology from SEN. These royalty-free, perpetual cross licenses do not restrict our ability to sell any of our products in Japan or elsewhere in the world.

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

        International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 80.0%, 76.4% and 70.2% of total revenue in 2014, 2013 and 2012, respectively. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia.

Customers

        In 2014, the top 20 semiconductor manufacturers accounted for approximately 87.5% of total semiconductor industry capital spending, up from 85.3% in 2013. These manufacturers are from the largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore and China), Japan and Europe. The Company serves leading semiconductor manufacturers.

        Revenue from our ten largest customers accounted for 68.1%, 69.1% and 70.6%, of revenue in 2014, 2013 and 2012, respectively. We expect that sales of our products to relatively few customers will continue to account for a high percentage of revenue for the foreseeable future. In 2014, two customers accounted for 17.4% and 12.3% of revenue, respectively. In 2013, one customer accounted for 15.5% of revenue. In 2012, one customer accounted for 18.2% of revenue.

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

        Our expenses for research and development were $33.5 million, $34.8 million and $40.4 million in 2014, 2013 and 2012, respectively, or 16.5%, 17.8% and 19.9% of revenue, respectively. We expect that research and development expenditures will continue to represent a similar level of investment in future years.

Manufacturing

        We manufacture products at our 417,000 sq. ft. ISO 9001:2008, ISO 14001:2004 certified plant in Beverly, Massachusetts. Our facility employs best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

        Our clean manufacturing process uses class 1000/10,000 space to facilitate most of our manufacturing requirements.

        The Company's core manufacturing competency is built around system assembly and testing which remains an in-house capability due to the high degree of expertise and intellectual property associated with the process and design. Non-core work is sourced to one of several global partners and includes items such as power distribution, vacuum systems, wafer handling and commodity-level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

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

Intellectual Property

        We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2014, we had 265 active patents issued in the United States and 413 active patents granted in other countries, as well as 234 patent applications (43 in the United States and 191 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

        Systems backlog, including deferred systems revenue, was $37.9 million and $9.3 million as of December 31, 2014 and 2013, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and typically are due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

        Backlog does not include orders received and fulfilled within a quarter. Our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. Backlog is not necessarily an indicator of future business trends because orders for services or parts received during the quarter are generally performed or shipped within the same quarter.

        Bookings in the quarter ended December 31, 2014 were $56.1 million compared to $16.8 million in the quarter ended December 31, 2013.

Employees

        As of December 31, 2014, we had 740 employees and 25 temporary staff worldwide, of which 549 work in North America, 167 in Asia and 49 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

Executive Officers of the Registrant

        Mary G. Puma, 57, has been our President and Chief Executive Officer since January 2002 and Chairman since 2005. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation, North Shore Medical Center and Semiconductor Equipment and Materials International (SEMI).

        Kevin J. Brewer, 56, became our interim Chief Financial Officer in June 2013 and our Executive Vice President and Chief Financial Officer in September 2013. Mr. Brewer also manages our Information Technology and Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company's Electronic Systems and Missile Systems groups.

        Lynnette C. Fallon, 55, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

        William Bintz, 58, has been our Executive Vice President, Product Development, Engineering and Marketing since 2011. Prior to that, he was our Senior Vice President, Marketing since September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

        John E. Aldeborgh, 58, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc.,

from 1998 to 2002. Mr. Aldeborgh also held various positions, at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

        Douglas A. Lawson, 54, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Prior to joining the company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

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

Our financial results may fall short of anticipated levels because forecasting revenue and profitability is complex and may be inaccurate.

        Management may from time to time provide financial forecasts. These forecasts are based on assumptions which are believed to be reasonable when made, of fab utilization, shipment timing and system acceptance timing. Any of these assumptions can prove erroneous and the level of revenue recognizable in a particular quarter may vary from the forecast. Our lengthy sales cycle, coupled with customers' competing capital budget considerations, make the timing of customer orders difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenue and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and affect our financial results.

        New accounting rules addressing revenue recognition have added more complexity in forecasting quarterly revenue and profitability. Orders for our products usually contain multiple delivery elements that result in revenue deferral under generally accepted accounting principles. Due to the foregoing factors, investors should understand that our actual financial results for a quarter may vary significantly from our forecasts of financial performance for that quarter. Failure to meet forecasted financial performance may have an adverse effect on the price of our common stock.

We may be unable to obtain needed additional capital to finance our operations.

        Our capital requirements may vary widely from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, but this, of course, depends on the accuracy of our assumptions about levels of sales and expenses. A number of factors, including those described in these "Risk Factors," could prove our assumptions wrong and cause us to require additional capital from external sources. Depending on market conditions, future debt or equity financings may not be possible on attractive terms or at all. In addition, future debt or equity financings could be dilutive to the existing holders of our common stock.

The semiconductor industry is highly cyclical and we expect that demand for our products will regularly increase and decrease, making it difficult to manage the business and potentially causing harm to our sales and profitability.

        The semiconductor business is highly cyclical, experiencing upturns when the demand for our products is high and downturns when our customers are not investing in new or expanded fabrication facilities. From time to time, inventory buildups in the semiconductor industry, resulting in part from periodic downturns, produce an oversupply of semiconductors. This can cause semiconductor manufacturers to revise capital spending plans, resulting in reduced demand for capital equipment such as our products. If an oversupply is not reduced by increasing demand from the various industries that use semiconductors, which we cannot accurately predict, our sales and profitability will be harmed. Our revenue can vary significantly from one point in the cycle to another, making it difficult to manage the business, both when revenue is increasing and when it is decreasing. In addition, a substantial portion of our operating expenses do not fluctuate with changes in volume. Significant decreases in revenue can therefore have a disproportionate effect on profitability.

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

We are dependent on sales to a limited number of large customers; the loss of a significant customer or any reduction in orders from them could materially affect our sales.

        Historically, we have sold a significant portion of our products and services to a limited number of fabricators of semiconductor products. For example, in 2014, our top ten customers accounted for 68.1% of our net sales. None of our customers has entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer could adversely affect us. The ongoing consolidation of semiconductor manufacturers may also increase the harmful effect of losing one or more significant customers.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenue from outside the United States, especially from Asia.

        We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries and branches, accounted for 80.0% of total revenue in 2014 in comparison to 76.4% of total revenue in 2013 and 70.2% in 2012. System shipments to Asian customers represented 78.3% of total shipment dollars in 2014 in comparison to 77.8% in 2013 and 71.3% in 2012. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

        Our business depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, particularly in the Boston metropolitan area, as well as in other locations around the world. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience levels of staffing to fully develop, manufacture and market our products and perform services for our customers. As a result, our growth could be limited or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction, all of which could adversely affect our financial results.

Our dependence upon a limited number of suppliers for many components and sub-assemblies could result in increased costs or delays in the manufacture and sale of our products.

        We rely to a substantial extent on outside vendors to manufacture many of the components and sub-assemblies of our products. We obtain many of these components and sub-assemblies from a limited group of suppliers. Accordingly, we may be unable to obtain an adequate supply of required components on a timely basis, on price and other terms acceptable to us, or at all. In addition, we often quote prices to our customers and accept customer orders for our products before purchasing components and sub-assemblies from our suppliers. If our suppliers increase the cost of components or sub-assemblies, we may not have alternative sources of supply and may not be able to raise the price of our products to cover all or part of the increased cost of components, negatively impacting our gross margins.

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

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of our foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the year ended December 31, 2014, approximately 37.8% of our revenue was derived from foreign operations with this inherent risk. In addition, at December 31, 2014, our operations outside of the United States accounted for approximately 26.8% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2014, the Company owned one property and leased 38 properties, of which 13 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Italy and Germany.

        We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations. Our Beverly, Massachusetts facility is ISO 9001:2008 and ISO 14001:2004 and our European office is ISO 9001:2008 certified. See Note 20 regarding the sale and lease of our Beverly, Massachusetts facility.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low closing sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of March 6, 2015, we had approximately 4,300 stockholders of record. We have never paid any cash dividends to our shareholders and do not anticipate paying cash dividends in the future and in any event, we would be restricted from doing so by the terms of our bank credit agreement.

	Common Stock Price
	High	Low
2013
First Quarter	$1.41	$1.09
Second Quarter	$1.82	$1.13
Third Quarter	$2.27	$1.79
Fourth Quarter	$2.49	$2.06
2014
First Quarter	$2.51	$2.11
Second Quarter	$2.25	$1.54
Third Quarter	$2.12	$1.71
Fourth Quarter	$2.56	$1.80

Item 6.    Selected Financial Data.

        The following selected consolidated statements of operations data for each of the three years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheets data as of December 31, 2012 and 2011, and the statements of operations data for the years ended December 31, 2011 and 2010, have been derived from the audited financial statements contained in our Form 10-K filed on March 1, 2013. The consolidated balance sheets data as of December 31, 2010 has been derived from the audited financial statements contained in our Form 10-K filed on February 29, 2012.

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

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$203,051	$195,632	$203,385	$319,416	$275,212
Gross profit	70,164	67,935	58,171	114,737	85,838
(Loss) income from operations	(10,661)	(14,618)	(30,938)	7,132	(13,367)
(Loss) income before income taxes	(10,167)	(16,104)	(32,388)	7,471	(17,261)
Net (loss) income	(11,266)	(17,144)	(34,034)	5,077	(17,573)
Net (loss) income per share:
Basic	$(0.10)	$(0.16)	$(0.32)	$0.05	$(0.17)
Diluted	$(0.10)	$(0.16)	$(0.32)	$0.05	$(0.17)
Shares used in computing basic and diluted per share amounts:
Basic	111,450	108,869	107,619	106,234	104,522
Diluted	111,450	108,869	107,619	109,098	104,522
Consolidated balance sheets data:
Cash and cash equivalents	$30,753	$46,290	$44,986	$46,877	$45,743
Working capital	133,037	149,448	145,443	164,561	160,501
Total assets	227,654	233,549	222,158	269,245	280,872
Long-term liabilities	7,204	22,087	6,300	7,218	7,176
Stockholders' equity	168,352	176,002	186,076	214,555	205,567

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

        A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must design its business to thrive during the inevitable low points in the cycle. Our financial results in 2014 reflect our investment of a significant portion of our resources in research and development programs related to our new Purion ion implantation platform and the market introduction and initial sales of Purion systems. These results also reflect our efforts to lower our breakeven revenue levels by maintaining tight control of discretionary spending. In the third quarter of 2014, we took further aggressive actions to reduce and align manufacturing and operating expense levels to our current business conditions and maintain sufficient liquidity to support operations.

        In 2014, we introduced a new high current implanter, the Purion H. This system is critically important to the Company since it addresses the largest segment of the ion implant market, which represents 60% of the total $800 million to $1 billion ion implant market. We shipped two Purion H high current ion implanters on evaluation terms in 2014, the first at the end of the second quarter of 2014 and the second to another customer in the third quarter of 2014. The first customer purchased an additional three Purion H high current systems in the fourth quarter of 2014. We expect customer demands for our products to increase through 2015. Throughout 2015, we expect to continue to grow Purion system sales while maintaining tight control of our cost structure and improving gross margins, which we expect will yield improved financial results throughout 2015.

        Consolidation and partnering within the semiconductor manufacturing industry has resulted in a smaller number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 68.1% of total revenue for the year ended December 31, 2014 compared to 69.1% and 70.6% of revenue for the years ended December 31, 2013 and 2012, respectively.

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

        Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes the greater of (i) the relative selling price of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention"). The selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately. The selling price of all other elements (extended warranty for support, spare parts and labor) is based upon the price charged when these elements are sold separately, or VSOE.

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

        Future actual performance could be materially different from our current forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of the long-lived assets in the future. This could be caused by strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or a material adverse change in our relationships with significant customers.

        We did not record an impairment charge for the years ended December 31, 2014, 2013 or 2012.

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

Inventory—Allowance for Excess and Obsolescence

        We record an allowance for estimated excess and obsolete inventory and lower of cost or market. The allowance is determined using management's assumptions of materials usage, based on estimates of forecasted and historical demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

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

Product Warranty

        We generally offer a one year warranty for all of our systems, the terms and conditions of which vary depending upon the product sold. For all systems sold, we accrue a liability for the estimated cost of standard warranty at the time of system shipment and defer the portion of systems revenue attributable to the relative fair value of non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that affect our warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. We periodically assess the adequacy of our recorded liability and adjust the amount as necessary.

Share-Based Compensation

        Stock-based compensation expense with time-based conditions is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate.

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

        In limited circumstances, we also issue stock option grants with vesting based on market conditions, such as the price of our common stock, or, a combination of time or market conditions. The fair values and derived service periods for all grants that have vesting based on market conditions are estimated using the Monte Carlo valuation method. For each stock option grant with vesting based on a combination of time or market conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

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

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows for the years ended December 31, 2014, 2013 and 2012.

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

        Based on our level of deferred tax assets as of December 31, 2014 and our level of historical U.S. losses, we have determined that the current uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is required on a portion of our foreign deferred tax assets.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenue:

	Years Ended December 31,
	2014	2013	2012
Revenue:
Product	88.3%	86.7%	85.7%
Services	11.7	13.3	14.3

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	55.8	54.5	60.8
Services	9.7	10.8	10.6

Total cost of revenue	65.5	65.3	71.4

Gross profit	34.5	34.7	28.6
Operating expenses:
Research and development	16.5	17.8	19.9
Sales and marketing	10.2	10.8	12.7
General and administrative	11.8	13.0	13.1
Gain on sale of dry strip systems assets and intellectual property	—	(0.6)	(3.9)
Restructuring charges	1.3	1.2	2.0

Total operating expenses	39.8	42.2	43.8

Loss from operations:	(5.3)	(7.5)	(15.2)
Other income (expense):
Interest income	—	—	—
Interest expense	(0.5)	(0.3)	—
Other, net	0.8	(0.5)	(0.7)

Total other income (expense)	0.3	(0.8)	(0.7)

Loss before income taxes	(5.0)	(8.3)	(15.9)
Income tax provision	0.5	0.5	0.8

Net loss	(5.5)%	(8.8)%	(16.7)%

Revenue

        The following table sets forth our revenue:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2014	2013	$	%	2013	2012	$	%
	(dollars in thousands)
Revenue:
Product	$179,246	$169,587	$9,659	5.7%	$169,587	$174,309	$(4,722)	(2.7)%
Percentage of revenue	88.3%	86.7%			86.7%	85.7%
Services	23,805	26,045	(2,240)	(8.6)%	26,045	29,076	(3,031)	(10.4)%
Percentage of revenue	11.7%	13.3%			13.3%	14.3%

Total revenue	$203,051	$195,632	$7,419	3.8%	$195,632	$203,385	$(7,753)	(3.8)%

2014 Compared with 2013

Product

        Product revenue which includes new system sales, sales of spare parts, product upgrades and used system sales was $179.2 million or 88.3% of revenue in 2014, compared with $169.6 million, or 86.7% of revenue in 2013. The increase in product revenue in 2014 is attributable to increased spending by semiconductor manufacturers in 2014 compared to 2013.

        Approximately 18.1% of systems revenue in 2014 was from sales of 200mm products and 81.9% was from sales of 300mm products, compared with 23.1% and 76.9% for sales of 200mm products and 300mm products in 2013, respectively.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2014 and 2013 was $7.2 million and $4.7 million, respectively. The increase was mainly due to the increase in systems sales in 2014 and the timing of acceptance of deferred system sales.

Services

        Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $23.8 million, or 11.7% of revenue for 2014, compared with $26.0 million, or 13.3% of revenue for 2013. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service. The decrease during 2014 was primarily due to a decrease in fabrication utilization in the semiconductor industry during a portion of 2014.

2013 Compared with 2012

Product

        Product revenue which includes new system sales, sales of spare parts, product upgrades and used system sales was $169.6 million or 86.7% of revenue in 2013, compared with $174.3 million, or 85.7% or revenue in 2012. The decrease in product revenue in 2013 was attributable to the weak semiconductor market and a related decrease in capital spending by semiconductor manufacturers early in 2013. Weak sales of our ion implant systems combined with our customers' suspended spending for consumables, spare parts and upgrades resulted in this decline in product revenue in 2013 compared with 2012.

        Approximately 23.1% of systems revenue in 2013 was from sales of 200mm products and 76.9% was from sales of 300mm products, compared with 23.4% and 76.6% for sales of 200mm products and 300mm products in 2012, respectively.

        A portion of our revenue from system sales was deferred until installation and other services related to future deliverables were performed. The total amount of deferred revenue at December 31, 2013 and 2012 was $4.7 million and $6.9 million, respectively. The decrease was mainly due to the decrease in systems sales in 2013 and the timing of acceptance of deferred system sales.

Services

        Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $26.0 million, or 13.3% of revenue for 2013, compared with $29.1 million, or 14.3% of revenue for 2012. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service. The decrease during 2013 was primarily due to a decrease in fabrication utilization in the semiconductor industry during 2013.

Revenue Categories used by Management

        In addition to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

2014 Compared with 2013

Ion Implant

        Included in total revenue of $203.1 million in 2014 is revenue from sales of ion implantation products and related service of $183.1 million, or 90.2% of total revenue, compared with $164.0 million, or 83.8%, of total revenue in 2013. The increase in ion implant's share of total revenue for 2014 reflects a reduction in dry strip revenue following the sale of assets relating to the dry strip product line in December 2012. Total revenue in ion implant increased as the market for our new Purion products improved in 2014.

Aftermarket

        We refer to the business of selling spare parts, product upgrades, and used systems combined with the sale of maintenance labor and service contracts and service hours, as the "aftermarket" business. Included in total revenue of $203.1 million in 2014 is revenue from our aftermarket business of $121.4 million, which was relatively stable compared to $120.6 million for 2013. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

2013 Compared with 2012

Ion Implant

        Included in total revenue of $195.6 million in 2013 is revenue from sales of ion implantation products and related service of $164.0 million, or 83.8% of total revenue, compared with $156.1 million, or 76.7%, of total revenue in 2012. The increase in ion implant's share of total revenue for 2013 reflects a reduction in dry strip revenue following the sale of assets relating to the dry strip product line in December 2012. Total revenue in ion implant increased slightly as the market improved in 2013.

Aftermarket

        Included in total revenue of $195.6 million in 2013 is revenue from our aftermarket business of $120.6 million, compared to $124.1 million for 2012. The decrease in aftermarket revenue in 2013 compared to 2012 was due to a decrease in fabrication utilization in the semiconductor industry during 2013.

Gross Profit / Gross Margin

        The following table sets forth our gross profit:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2014	2013	$	%	2013	2012	$	%
	(dollars in thousands)
Gross Profit:
Product	$65,961	$62,909	$3,052	4.9%	$62,909	$50,716	$12,193	24.0%
Product gross margin	36.8%	37.1%			37.1%	29.1%
Services	4,203	5,026	(823)	(16.4)%	5,026	$7,455	(2,429)	(32.6)%
Services gross margin	17.7%	19.3%			19.3%	25.6%

Total gross profit	$70,164	$67,935	$2,229	3.3%	$67,935	$58,171	$9,764	16.8%

Gross margin	34.5%	34.7%			34.7%	28.6%

2014 Compared with 2013

Product

        Gross margin from product revenue was 36.8% for the year ended December 31, 2014, compared to 37.1% for the year ended December 31, 2013. The slight decrease in the gross margin percentage is due to an increased mix of lower margin systems sales along with lower than normal margins associated with new product systems, partially offset by a decrease in the provision for excess inventory and higher gross margin associated with parts and upgrade revenue.

Services

        Gross margin from service revenue was 17.7% for the year ended December 31, 2014, compared to 19.3% for the year ended December 31, 2013. The decrease in gross margin is due to lower volumes and changes in the mix and timing of service contracts.

2013 Compared with 2012

Product

        Gross margin from product revenue was 37.1% for the year ended December 31, 2013, compared to 29.1% for the year ended December 31, 2012, an increase of 8.0 percentage points. Gross margin increased by 7.0 percentage points due to a lower excess inventory charge. A favorable mix of systems sales and lower warranty costs increased gross margin by 1.9 percentage points. These increases were partially offset by a 0.9 percentage point decrease in gross margin resulting from lower margins on parts and upgrade revenue.

Services

        Gross margin from services revenue was 19.3% for the year ended December 31, 2013, compared to 25.6% for the year ended December 31, 2012. The decrease in gross margin is attributable to changes in the mix of service contracts and the unfavorable absorption of fixed service costs.

Operating Expenses

        The following table sets forth our operating expenses:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2014	2013	$	%	2013	2012	$	%
	(dollars in thousands)
Research and development	$33,533	$34,756	$(1,223)	(3.5)%	$34,756	$40,401	$(5,645)	(14.0)%
Percentage of revenue	16.5%	17.8%			17.8%	19.9%
Sales and marketing	20,713	21,159	(446)	(2.1)%	21,159	25,889	(4,730)	(18.3)%
Percentage of revenue	10.2%	10.8%			10.8%	12.7%
General and administrative	23,958	25,471	(1,513)	(5.9)%	25,471	26,554	(1,083)	(4.1)%
Percentage of revenue	11.8%	13.0%			13.0%	13.1%
Gain on sale of dry strip assets and intellectual property	—	(1,167)	1,167	(100)%	(1,167)	(7,904)	6,737	85.2%
Percentage of revenue	0.0%	(0.6)%			(0.6)%	(3.9)%
Restructuring charges	2,621	2,334	287	12.3%	2,334	4,169	(1,835)	(44.0)%
Percentage of revenue	1.3%	1.2%			1.2%	2.0%

Total operating expenses	$80,825	$82,553	$(1,728)	(2.1)%	$82,553	$89,109	$(6,556)	(7.4)%

Percentage of revenue	39.8%	42.2%			42.2%	43.8%

        Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $45.3 million, or 57.9% of our total operating expenses, excluding the restructuring charges of $2.6 million, for the year ended December 31, 2014; $47.3 million, or 58.1%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property of $1.2 million and restructuring charges of $2.3 million for the year ended December 31, 2013; and $52.5 million, or 56.5%, of our total operating expenses, excluding the gain on sale of the dry strip assets and intellectual property of $7.9 million and restructuring charges of $4.2 million for the year ended December 31, 2012. In general, operating expenses declined in 2014 from 2013 as a result of our efforts to maintain tight control of discretionary spending.

Research and Development

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2014	2013	$	%	2013	2012	$	%
	(dollars in thousands)
Research and development	$33,533	$34,756	$(1,223)	(3.5)%	$34,756	$40,401	$(5,645)	(14.0)%
Percentage of revenue	16.5%	17.8%			17.8%	19.9%

        Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2014 Compared with 2013

        Research and development expense was $33.5 million in 2014, a decrease of approximately $1.2 million, or 3.5%, compared with $34.8 million in 2013. The decrease was primarily due to the reduction in payroll costs of $0.7 million as a result of lowering our headcount through reductions in force. As we focused our R&D spend on critical programs, consulting, project material and related costs decreased by $0.3 million.

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

Sales and Marketing

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2014	2013	$	%	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$20,713	$21,159	$(446)	(2.1)%	$21,159	$25,889	$(4,730)	(18.3)%
Percentage of revenue	10.2%	10.8%			10.8%	12.7%

        Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2014 Compared with 2013

        Sales and marketing expense was $20.7 million in 2014, a decrease of $0.4 million, or 2.1%, compared with $21.2 million in 2013. The decrease was primarily due to the reduction in consulting and new tool evaluation costs which decreased by $0.5 million.

2013 Compared with 2012

        Sales and marketing expense was $21.2 million in 2013, a decrease of $4.7 million, or 18.3%, compared with $25.9 million in 2012. The decrease was primarily due to the reduction in payroll costs of $1.6 million as a result of lowering our headcount through reductions in force. In addition, consulting and new tool evaluation costs decreased by $0.3 million and travel costs decreased by $0.3 million due to reduced travel. In addition, there was a one-time marketing expense of $2.1 million associated with our evaluation programs in 2012.

General and Administrative

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2014	2013	$	%	2013	2012	$	%
	(dollars in thousands)
General and administrative	$23,958	$25,471	$(1,513)	(5.9)%	$25,471	$26,554	$(1,083)	(4.1)%
Percentage of revenue	11.8%	13.0%			13.0%	13.1%

2014 Compared with 2013

        General and administrative expense was $24.0 million in 2014, a decrease of $1.5 million, or 5.9% compared with $25.5 million in 2013. The decrease was due to the reduction in payroll costs of $1.5 million as a result of lowering our headcount through reductions in force.

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

Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, we sold our dry strip system assets and intellectual property to Lam.

2014 Compared with 2013

        The Company did not record any amounts related to the achievement of any milestones related to the Lam transaction in 2014.

2013 Compared with 2012

        The $1.2 million gain on sale of dry strip assets and intellectual property in 2013 was related to the achievement of reaching certain milestones with Lam in 2013.

Restructuring

        During 2014, 2013 and 2012 we implemented multiple reductions in force to improve the focus of our operations, control costs, achieve future profitability and conserve cash.

2014 Compared with 2013

        During the year ended December 31, 2014 and 2013, we recorded $2.6 million and $2.3 million, respectively, in restructuring expense for severance and other related costs.

2013 Compared with 2012

        During the year ended December 31, 2013 and 2012, we recorded $2.3 million and $4.2 million, respectively, in restructuring expense for severance and other related costs.

Other Income (Expense)

2014 Compared with 2013

        Other income was $0.5 million for the year ended December 31, 2014 compared to other expense of $1.5 million for the year ended December 31, 2013. Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, as well as interest earned on our invested cash balances, net of bank fees associated with our financing arrangements and interest expense related to our business loan agreement with Northern Bank & Trust Company (the "Term Loan").

2013 Compared with 2012

        Other expense was $1.5 million for the year ended December 31, 2013 compared to other expense of $1.5 million for the year ended December 31, 2012.

Income Taxes

        Income tax expense was $1.1 million, $1.0 million and $1.6 million for the year ended December 31, 2014, 2013 and 2012, respectively. Our income tax expense is due primarily to operating results of foreign entities in jurisdictions in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for such losses in the United States and certain European taxing jurisdictions until there is sufficient income such that the tax benefits can be recognized.

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

        In 2014, $16.0 million of cash was used to support operating activities. This compares to cash used to support operations of $15.0 million in 2013. The $1.0 million increase in cash used by operations in 2014 was predominately driven by the increase in inventory due to the anticipated demand for our Purion platform as well as an increase in accounts receivable. Cash and cash equivalents at December 31, 2014 are $30.8 million, compared to $46.3 million at December 31, 2013. Working capital at December 31, 2014 was $133.0 million. Approximately $16.1 million of cash was located in foreign jurisdictions as of December 31, 2014.

        Capital expenditures were $0.9 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. Total capital expenditures for 2015 are projected to be approximately $2.0 million. Future capital expenditures beyond 2015 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

        Cash provided by financing activities was $2.8 million and $15.7 million for the years ended December 31, 2014 and 2013, respectively. In 2014, the Company received proceeds of $3.3 million related to stock option exercises and the employee stock purchase plan. These amounts were offset by principal payments of $0.5 million related to the Term Loan. In 2013, cash provided by financing activities of $15.7 million included $15.0 million related to the proceeds received from the Term Loan, as well as $2.1 million related to stock option exercises and the employee stock purchase plan. These amounts were offset by an increase in restricted cash of $0.8 million and financing fees and other expenses related to the Term Loan of $0.6 million.

        We have an interest reserve account, outstanding letter of credit, and surety bonds in the amount of $3.6 million to support our Term Loan, insurance programs and certain value added tax claims in Europe.

        The following represents our commercial commitments as of December 31, 2014 (in thousands):

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	2015	2016-2017
Surety bonds	$1,706	$446	$1,260
Standby letters of credit	1,075	1,075	—
Interest reserve escrow	825	825	—

	$3,606	$2,346	$1,260

        The following represents our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2015	2016-2019	2020-2022
Debt obligations	$14,530	$14,530	$—	$—
Interest & prepayment penalty*	350	350	—	—
Purchase order commitments	34,321	34,321	—	—
Operating leases	5,137	2,544	2,371	222

	$54,338	$51,745	$2,371	$222

*
Amount includes $289 thousand of prepayment penalty on Term Loan relating to the sale of Beverly facility. See Note 20.

        We have no off-balance sheet arrangements at December 31, 2014, exclusive of operating leases.

        We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $130.9 million at December 31, 2014. These carryforwards, which expire principally between 2015 and 2034, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

        It is Company policy to provide taxes for the total anticipated tax impact of the undistributed earnings of our wholly-owned foreign subsidiaries, as such earnings are not expected to be reinvested indefinitely. The Company anticipates that U.S. tax resulting from remitting such earnings will be off-set by net operating loss or credit carryforwards to the extent available. In addition, the Company does not anticipate incurring a foreign withholding tax on remitting such earnings since it does not intend to remit the earnings as dividends. In February 2015, in connection with a sale of our headquarters building in Beverly, Massachusetts, we repaid a mortgage on our headquarters facility in connection with the sale leaseback transaction (see Note 20 to the Financial Statements in this Form 10-K). This mortgage had secured a $15 million July 2013 term loan from Northern Bank & Trust Company (see Note 11 to the Financial Statements in this Form 10-K). The Company netted $33.5 million from the proceeds of the sale leaseback transaction, augmenting the 2014 year end cash balance of $30.8 million.

        The Company has a revolving credit facility with Silicon Valley Bank ("SVB") pursuant to a Loan and Security agreement dated October 31, 2013. Under this revolving credit facility, the Company has the ability to borrow up to $10.0 million on a revolving basis during its two year term. The Company's ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable. On August 1, 2014, the Company and SVB entered into a Waiver and Amendment Agreement in which SVB waived the Company's non-compliance with the minimum adjusted net income covenant in the Loan Agreement at June 30, 2014 and amended the covenant for future periods. On February 2, 2015, the Company and SVB entered into a Second Amendment to the Loan and Security Agreement, whereby the minimum adjusted net income covenant for the period ending December 31, 2014 was removed. As of December 31, 2014, the Company was in compliance with all covenants related to the credit facility, as amended.

        At December 31, 2014, the Company's available borrowing capacity under the credit facility was $8.9 million. As of December 31, 2014, the Company had not drawn down on the line of credit, although a portion of the availability is being used to support an outstanding letter of credit in the amount of $1.1 million in lieu of cash collateralization. In February 2015, our available borrowing capacity was reduced by $5.9 million, the amount of a letter of credit issued to our landlord for our Beverly, Massachusetts headquarter building (see Note 20).

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

Related-Party Transactions

        There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2014, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents at December 31, 2014. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates. We incur interest expense on borrowings outstanding under our term loan which bears interest at the fixed rate.

Foreign Currency Exchange Risk

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the years ended December 31, 2014 and 2013, approximately 37.8% and 32.9% of our revenue were derived from foreign operations with this inherent risk. In addition, at both December 31, 2014 and 2013, our operations outside of the United States accounted for approximately 26.8% and 39.6% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We do not use derivative financial instruments in managing our foreign currency exchange risk.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

        Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axcelis Technologies, Inc.

        We have audited Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Axcelis Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Axcelis Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Axcelis Technologies, Inc. and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2015

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

Item 9B.    Other Information.

        On March 5, 2015, the Company entered into Executive Separation Pay Agreements with each of its executive officers other than Ms. Puma, which provide for twelve month's separation pay in the event of a termination without cause. A form of the Executive Separation Pay Agreement is filed as an Exhibit to this Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015 (the "Proxy Statement") captioned:

  •
  "Proposal 1: Election of Directors,"

  •
  "The Board of Directors,"

  •
  "Board Committees," and

  •
  "Corporate Governance,"

        The remainder of such information is set forth under the heading "Executive Officers of the Registrant" at the end of Item 1 in Part I of this report and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

  •
  "Executive Compensation," and

  •
  "Board Committees—Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

  •
  "Share Ownership of 5% Stockholders," and

  •
  "Share Ownership of Directors and Executive Officers,"

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by Item 13 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

  •
  "Executive Compensation,"

  •
  "The Board of Directors," and

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Report:

1)
Financial Statements:

  2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects to the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2015

Axcelis Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve months ended December 31,
	2014	2013	2012
Revenue
Product	$179,246	$169,587	$174,309
Services	23,805	26,045	29,076

Total revenue	203,051	195,632	203,385

Cost of revenue
Product	113,285	106,678	123,593
Services	19,602	21,019	21,621

Total cost of revenue	132,887	127,697	145,214

Gross profit	70,164	67,935	58,171
Operating expenses
Research and development	33,533	34,756	40,401
Sales and marketing	20,713	21,159	25,889
General and administrative	23,958	25,471	26,554
Gain on sale of dry strip assets and intellectual property	—	(1,167)	(7,904)
Restructuring charges	2,621	2,334	4,169

Total operating expenses	80,825	82,553	89,109

Loss from operations	(10,661)	(14,618)	(30,938)
Other income (expense)
Interest income	32	44	45
Interest expense	(1,069)	(457)	—
Other, net	1,531	(1,073)	(1,495)

Total other income (expense)	494	(1,486)	(1,450)

Loss before income taxes	(10,167)	(16,104)	(32,388)
Income tax provision	1,099	1,040	1,646

Net loss	$(11,266)	$(17,144)	$(34,034)

Net loss per share
Basic	$(0.10)	$(0.16)	$(0.32)

Diluted	$(0.10)	$(0.16)	$(0.32)

Shares used in computing net loss per share
Basic	111,450	108,869	107,619

Diluted	111,450	108,869	107,619

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Twelve months ended December 31,
	2014	2013	2012
Net loss	$(11,266)	$(17,144)	$(34,034)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,150)	695	642
Actuarial net (loss) gain from pension plan, net of benefit (taxes) of $140, ($15) and $178	(313)	24	(399)

Total other comprehensive (loss) income:	(4,463)	719	243

Comprehensive loss	$(15,729)	$(16,425)	$(33,791)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$30,753	$46,290
Restricted cash	825	—
Accounts receivable, net	42,794	36,587
Inventories, net	104,063	95,789
Prepaid expenses and other current assets	6,700	6,242

Total current assets	185,135	184,908
Property, plant and equipment, net	30,464	32,006
Long-term restricted cash	—	825
Other assets	12,055	15,810

Total assets	$227,654	$233,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,605	$19,451
Accrued compensation	4,232	4,845
Warranty	1,352	1,316
Income taxes	196	417
Deferred revenue	6,782	4,387
Current portion of long-term debt	14,530	471
Other current liabilities	3,401	4,573

Total current liabilities	52,098	35,460
Long-term debt	—	14,529
Long-term deferred revenue	449	322
Other long-term liabilities	6,755	7,236

Total liabilities	59,302	57,547
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 112,849 shares issued and 112,729 shares outstanding at December 31, 2014; 110,225 shares issued and 110,105 shares outstanding at December 31, 2013	113	110
Additional paid-in capital	519,068	510,992
Treasury stock, at cost, 120 shares at December 31, 2014 and 2013	(1,218)	(1,218)
Accumulated deficit	(350,887)	(339,621)
Accumulated other comprehensive income	1,276	5,739

Total stockholders' equity	168,352	176,002

Total liabilities and stockholders' equity	$227,654	$233,549

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	106,809	$107	$499,332	$(1,218)	$(288,443)	$4,777	$214,555

Net loss	—	—	—	—	(34,034)	—	(34,034)
Foreign currency translation adjustments	—	—	—	—	—	642	642
Change in pension obligation	—	—	—	—	—	(399)	(399)
Exercise of stock options	1,148	1	967	—	—	—	968
Issuance of shares under Employee Stock Purchase Plan	306	—	390	—	—	—	390
Issuance of restricted common shares	30	—	(22)	—	—	—	(22)
Stock-based compensation expense	—	—	3,976	—	—	—	3,976

Balance at December 31, 2012	108,293	108	504,643	(1,218)	(322,477)	5,020	186,076
Net loss	—	—	—	—	(17,144)	—	(17,144)
Foreign currency translation adjustments	—	—	—	—	—	695	695
Change in pension obligation	—	—	—	—	—	24	24
Exercise of stock options	1,511	2	1,667	—	—	—	1,669
Issuance of shares under Employee Stock Purchase Plan	206	—	436	—	—	—	436
Issuance of restricted common shares	215	—	(26)	—	—	—	(26)
Stock-based compensation expense	—	—	4,272	—	—	—	4,272

Balance at December 31, 2013	110,225	110	510,992	(1,218)	(339,621)	5,739	176,002

Net loss	—	—	—	—	(11,266)	—	(11,266)
Foreign currency translation adjustments	—	—	—	—	—	(4,150)	(4,150)
Change in pension obligation	—	—	—	—	—	(313)	(313)
Exercise of stock options	2,418	3	2,892	—	—	—	2,895
Issuance of shares under Employee Stock Purchase Plan	199	—	446	—	—	—	446
Issuance of restricted common shares	7	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	4,745	—	—	—	4,745

Balance at December 31, 2014	112,849	$113	$519,068	$(1,218)	$(350,887)	$1,276	$168,352

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Twelve months ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(11,266)	$(17,144)	$(34,034)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,589	5,075	6,877
Gain on sale of dry strip assets and intellectual property	—	(1,167)	(7,904)
Deferred taxes	1,266	(1,465)	826
Other	—	—	186
Stock-based compensation expense	4,812	4,337	3,976
Provision for inventory reserves	1,817	2,562	14,492
Changes in operating assets & liabilities
Accounts receivable	(7,069)	(11,528)	10,478
Inventories	(12,280)	2,209	5,903
Prepaid expenses and other current assets	(1,384)	125	4,386
Accounts payable and other current liabilities	772	7,308	(13,490)
Deferred revenue	2,577	(2,181)	(5,396)
Income taxes	(212)	133	(225)
Other assets and liabilities	333	(3,306)	3,328

Net cash used for operating activities	(16,045)	(15,042)	(10,597)
Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	—	1,200	8,716
Expenditures for property, plant and equipment	(896)	(821)	(591)
Decrease (increase) in restricted cash	—	106	(2)

Net cash (used for) provided by investing activities	(896)	485	8,123
Cash flows from financing activities
Increase in restricted cash	—	(825)	—
Financing fees and other expenses	(115)	(560)	—
Proceeds from exercise of stock options	2,895	1,669	968
Proceeds from Employee Stock Purchase Plan	446	436	331
Proceeds from issuance of Term Loan	—	15,000	—
Principal payments on Term Loan	(470)	—	—

Net cash provided by financing activities	2,756	15,720	1,299
Effect of exchange rate changes on cash	(1,352)	141	(716)

Net (decrease) increase in cash and cash equivalents	(15,537)	1,304	(1,891)
Cash and cash equivalents at beginning of period	46,290	44,986	46,877

Cash and cash equivalents at end of period	$30,753	$46,290	$44,986

Cash paid for:
Income taxes	$931	$737	$848
Interest paid	$832	$409	$—

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

        Events occurring subsequent to December 31, 2014 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

        For the year ended December 31, 2014 the Company realized $1.8 million of foreign exchange gains. For the year ended December 31, 2013 and 2012, the Company realized $0.3 million and $0.9 million of foreign exchange losses, respectively.

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

        The Company completed a test for recoverability due to indicators of impairment present during interim periods in 2014, 2013 and 2012 respectively. Results of tests for recoverability performed indicated that the carrying value of the asset group was recoverable for all periods presented.

        The Company did not record an impairment charge for the years ended December 31, 2014, 2013, or 2012.

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

        The Company's exposure to market risk for changes in interest rates relates primarily to cash equivalents. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities. The Company does not use derivative financial instruments to manage its investment portfolio and does not expect operating results or cash flows to be affected to any significant degree by any change in market interest rates.

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

        The Company's customers consist of semiconductor manufacturers located throughout the world and net sales to its ten largest customers accounted for 68.1%, 69.1% and 70.6% of revenue in 2014, 2013 and 2012, respectively.

        For the year ended December 31, 2014, the Company had two customers representing 17.4% and 12.3% of total revenue, respectively. For the years ended December 2013 and 2012, the Company had one customer representing 15.5% and 18.2% of total revenue, respectively, for each of the periods presented.

        As of December 31, 2014, the Company had two customers account for 21.7% and 20.4% of consolidated accounts receivable, respectively. As of December 31, 2013, the Company had three customers account for 23.2%, 14.2% and 13.6% of consolidated accounts receivable, respectively.

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

        Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes the greater of (i) the relative selling price of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention"). The selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately. The selling price of all other elements (extended warranty for support, spare parts and labor) is based upon the price charged when these elements are sold separately, or VSOE.

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

        The Company generally recognizes revenue for systems which have demonstrated market acceptance at the time of shipment because the customer's post-delivery acceptance provisions and installation process have been established to be routine, commercially inconsequential and perfunctory. The Company believes the risk of failure to complete a system installation is remote.

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

        Product revenue includes revenue from system sales, sales of spare parts, the spare parts component of maintenance and service contracts and product upgrades. Services revenue includes the labor component of maintenance and service contract amounts charged for on-site service personnel.

        Axcelis reports revenue net of any taxes collected from customers and remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

(j)    Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenue.

(k)   Stock-Based Compensation

        The Company generally recognizes compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments using the Black-Scholes option pricing model, adjusted for expected forfeitures. Other valuation models may be utilized in the limited circumstances where awards with market-based vesting considerations, such as the price of the Company's common stock, are granted. Stock-based compensation expense is recognized ratably over the requisite service period.

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

(m)  Computation of Net Loss per Share

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

        The Company incurred net losses for the years ended December 31, 2014, 2013 and 2012, and has excluded 4,663,421, 3,547,578 and 1,563,417 of incremental shares, respectively, attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive.

        The components of net loss per share are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net loss available to common stockholders	$(11,266)	$(17,144)	$(34,034)

Weighted average common shares outstanding used in computing basic net loss per share	111,450	108,869	107,619
Incremental shares	—	—	—

Weighted average common shares outstanding used in computing diluted net loss per share	111,450	108,869	107,619

Net loss per share
Basic	$(0.10)	$(0.16)	$(0.32)
Diluted	$(0.10)	$(0.16)	$(0.32)

(n)   Accumulated Other Comprehensive Income

        The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2014:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2013	$6,070	$(331)	$5,739
Other comprehensive loss	(4,150)	(313)	(4,463)

Balance at December 31, 2014	$1,920	$(644)	$1,276

(o)   Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

        On January 1, 2014, the Company adopted Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amended the presentation requirements of ASC 740, Income Taxes, and requires that a liability related to an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU became effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2014 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards or Updates Not Yet Effective

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 introduces an explicit requirement for management to assess if there is substantial doubt about an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company expects to comply with this standard once effective.

Note 3.  Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, the Company sold its dry strip system assets and intellectual property to Lam. The purchase price was $10.7 million, of which $2.0 million was contingent upon reaching certain milestones.

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

        The $1.2 million gain on sale of dry strip assets and intellectual property for the year ended December 31, 2013 relates to the achievement of certain milestones met during 2013. No further milestones were met.

        During 2012, the $7.9 million gain on sale of dry strip assets and intellectual property was comprised of the $8.7 million proceeds received for the sale, offset by approximately $0.8 million of product and material costs related to the lab system and other components purchased by Lam during 2012.

Note 4.  Restricted Cash

        The restricted cash of $0.8 million at December 31, 2014 and 2013 was established in connection with the Company's outstanding Term Loan. At December 31, 2014, this interest reserve amount was reclassified as a current asset due to the reclassification of the related debt to a current liability in relation to the Company's non-compliance with certain covenant requirements (See Note 11). The interest reserve escrow amount was released upon the payment in full of the outstanding balance of the Term Loan (See Note 20).

Note 5.  Accounts Receivable, net

        The components of accounts receivable are as follows:

	December 31,
	2014	2013
	(in thousands)
Trade receivables	$43,184	$36,991
Allowance for doubtful accounts	(390)	(404)

	$42,794	$36,587

Note 6.  Inventories, net

        The components of inventories are as follows:

	December 31,
	2014	2013
	(in thousands)
Raw materials	$65,723	$56,942
Work in process	22,358	27,462
Finished goods	15,982	11,385

	$104,063	$95,789

        When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2014, the Company recorded an overall decrease of $1.4 million in the inventory reserves, which consisted of disposals due to obsolescence and excess inventory of $1.3 million and a $1.1 million reduction in reserve for sales of previously fully reserved inventory, partially offset by a provision charge to the reserve of $1.0 million. As of December 31, 2014 and 2013, inventories are stated net of inventory reserves of $23.6 million and $25.1 million respectively.

        During 2014, the Company recorded a charge to cost of sales of $1.0 million due to production levels below normal capacity and $0.8 million to reflect the lower of cost or market value associated with evaluation units in the field. During 2013, the Company recorded charges to cost of sales of $0.6 million and $0.7 million due to production levels below normal capacity and lower of cost or market, respectively. During 2012, the Company recorded charges to cost of sales of $2.6 million and $0.5 million due to production levels below normal capacity and lower of cost or market, respectively.

Note 7.  Property, Plant and Equipment, net

        The components of property, plant and equipment are as follows:

	December 31,
	2014	2013
	(in thousands)
Land and buildings	$78,757	$79,076
Machinery and equipment	8,370	7,774
Construction in process	370	356

Total cost	87,497	87,206
Accumulated depreciation	(57,033)	(55,200)

Property, plant and equipment, net	$30,464	$32,006

        Depreciation expense was $2.4 million, $3.2 million and $3.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8.  Assets Manufactured for Internal Use

        The components of assets manufactured for internal use, included in amounts reported as other assets, are as follows:

	December 31,
	2014	2013
	(in thousands)
Internal use assets	$24,309	$23,409
Construction in process	3,465	5,263

Total cost	27,774	28,672
Accumulated depreciation	(17,927)	(15,774)

Assets manufactured for internal use, net	$9,847	$12,898

        These products are used in-house for research and development, training, and customer demonstration purposes.

        Effective October 1, 2013, the Company changed its estimate of the useful life of its assets manufactured for internal use (which are amortized on a straight-line basis) from five years to ten years. This change in estimate resulted from the evaluation of the life cycle of our assets manufactured for internal use and the conclusion, that based on recent experience these products consistently have a longer life than previously estimated. The change in useful life has been accounted for as a change in accounting estimate, and was effective on new assets manufactured for internal use, on a prospective basis beginning October 1, 2013.

        As a result of the change in the estimated life of assets manufactured for internal use, profit before tax and net profit were approximately $0.3 million and $0.1 million higher for the full year ended December 31, 2014 and 2013, respectively. The change in estimated useful life of assets did not have an impact on the earnings per share disclosed in the Consolidated Statements of Operations.

        Depreciation expense was $2.2 million, $1.8 million and $3.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 9.  Restructuring Charges

        In 2014, the Company had severance and other costs related to a reduction in force of $2.6 million, which included stock option modification costs of $0.1 million recorded within additional paid-in capital in the consolidated balance sheets. The liability at December 31, 2014 of $0.5 million is expected to be paid primarily in the first quarter of 2015.

        The Company's restructuring liability for the years ended December 31, 2014, 2013 and 2012 are as follows:

Severance
(In thousands)
Balance at December 31, 2011	$171
Severance and related costs	4,169
Cash payments	(3,551)
Non-cash items	(130)

Balance at December 31, 2012	$659
Severance and related costs	2,334
Cash payments	(2,950)

Balance at December 31, 2013	$43
Severance and related costs	2,565
Cash payments	(2,127)

Balance at December 31, 2014	$481

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

        The changes in the Company's product warranty liability are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at January 1 (beginning of year)	$1,428	$1,801	$3,697
Warranties issued during the period	1,743	2,240	3,042
Settlements made during the period	(2,096)	(1,515)	(3,010)
Changes in estimate of liability for pre-existing warranties during the period	451	(1,098)	(1,928)

Balance at December 31 (end of year)	$1,526	$1,428	$1,801

Amount classified as current	$1,352	$1,316	$1,700
Amount classified within other long-term liabilities	174	112	101

Total warranty liability	$1,526	$1,428	$1,801

Note 11.  Financing Arrangements

Term Loan

        During the third quarter of 2013, the Company entered into a Business Loan Agreement with Northern Bank & Trust Company ("the Bank"), which provides for a three year term loan of $15.0 million secured by the Company's real estate in Beverly, Massachusetts. $0.8 million of the loan proceeds are held in a restricted interest reserve escrow account as shown under cash flows from financing activities in our Consolidated Statements of Cash Flows. See Note 4 above for further discussion. The Bank will also maintain a reserve on the Company's loan account with the Bank for quarterly real estate taxes on the mortgaged property. The loan bears interest at 5.5% per annum, with payments of principal beginning August 5, 2014. Interest is payable monthly. All outstanding principal and interest is due and payable on July 5, 2016. The Company is also subject to a 2% fee on amounts prepaid between July 5, 2014 and July 5, 2015 and a 1% fee on amounts prepaid between July 5, 2015 and July 5, 2016.

        The Company's Term Loan contains certain customary covenants which limit the Company's ability, with certain exceptions, to dispose of assets, engage in a new line of business, make material changes to our executive management team, effect a change of control, acquire another business, incur additional indebtedness, incur liens, pay dividends and make other distributions, and make investments. Furthermore, under the Term Loan, the Company is required to comply with certain financial covenants, including a Debt Service Ratio, Net Worth, and Liquidity covenants. The Business Loan Agreement was amended in May 2014 to defer to September 30, 2014 the effectiveness of a covenant establishing a minimum ratio of net income to debt service expense, waiving the Company's non-compliance with that covenant at March 31, 2014. In August 2014, the Business Loan Agreement was further amended to defer to December 31, 2014 the covenant establishing a minimum ratio of net income to debt service expense. As of December 31, 2014, the Company was not in compliance with certain covenant requirements of the Term Loan. The Company was in the process of obtaining a waiver regarding its non-compliance with the covenant requirements, however, the waiver was no longer required as the Term Loan was satisfied in full prior to the filing of this Form 10-K with proceeds received by the Company relating to the sale leaseback transaction as described in Note 20. As such the outstanding balance of the Term Loan of $14.5 million and interest reserve escrow (restricted cash) of $0.8 million, were classified within current liabilities and assets, respectively, as of December 31, 2014.

Credit Facility

        The Company has a revolving credit facility with Silicon Valley Bank ("SVB") dated October 31, 2013. Under this revolving credit facility, the Company has the ability to borrow up to $10.0 million on a revolving basis during its two year term. The Company's ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable. On August 1, 2014, the Company and SVB entered into a Waiver and Amendment Agreement in which SVB waived the Company's non-compliance with the minimum adjusted net income covenant in the Loan Agreement at June 30, 2014 and amended the covenant for future periods. On February 2, 2015, the Company and SVB entered into a Second Amendment to the Loan and Security Agreement, whereby the minimum adjusted net income covenant for the period ending December 31, 2014 was removed. As of December 31, 2014, the Company was in compliance with all covenants related to the credit facility, as amended.

        At December 31, 2014, the Company's available borrowing capacity under the credit facility was $8.9 million. As of December 31, 2014, the Company had not drawn down on the line of credit, although a portion of the availability is being used to support an outstanding letter of credit in the amount of $1.1 million in lieu of cash collateralization. In February 2015, our available borrowing capacity was reduced by $5.9 million, the amount of a letter of credit issued to our landlord for our Beverly, Massachusetts headquarter building (see Note 20).

Note 12.  Employee Benefit Plans

(a)    Defined Contribution Plan

        The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees are eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service ("IRS") limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. The Company did not match contributions for any of the periods presented.

(b)    Other Compensation Plans

        The Company operates in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

        The Company has recorded an unfunded liability of $4.2 million and $4.1 million at December 31, 2014 and 2013, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year Ended December 31,
	2014	2013
	(in thousands)
Current:
Accrued compensation	$837	$638

Total current liabilities	$837	$638
Long-term:
Other long-term liabilities	3,323	3,416

Total liabilities	$4,160	$4,054

        The expense recorded in connection with these plans was $0.7 million, $0.6 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 13.  Stock Award Plans and Stock Based Compensation

(a)    Equity Incentive Plans

        The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the "2012 Equity Plan"), which became effective on May 2, 2012. Our 2000 Stock Plan (the "2000 Stock Plan") expired on May 1, 2012 and no new grants may be made under that plan after that date. However, awards granted under the 2000 Stock Plan prior to the expiration remain outstanding and subject to the terms of the 2000 Stock Plan.

        The 2012 Equity Plan reserves 7.1 million shares of common stock, $0.001 par value for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) that were outstanding under the 2000 Stock Plan as of the May 2, 2012 increase the reserve of shares available for grant under the 2012 Equity Plan.

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

        Stock options granted to employees generally vest over a period of four years, while stock options granted to non-employee members of the Company's Board of Directors generally vest over a period of 6 months and, once vested, are not affected by the director's termination of service to the Company. In limited circumstances, the Company may grant stock option awards with market-based vesting conditions, such as the Company's common stock price. Termination of service by an employee will cause options to cease vesting as of the date of termination, and in most cases, employees will have 90 days after termination to exercise options that were vested as of the termination of employment. In general, retiring employees will have one year after termination of employment to exercise vested options. The Company settles stock option exercises with newly issued common shares.

        Restricted stock units granted to employees during 2014, 2013 and 2012 had both time-based vesting provisions and market-based vesting provisions. Generally, unvested restricted stock unit awards expire upon termination of service to the Company. The Company settles restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period ended December 31, 2014.

        As of December 31, 2014, there were 2.8 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

        As of December 31, 2014, there were 21.7 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and less than 0.1 million unvested restricted stock units outstanding under the 2000 Stock Plan.

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

        The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the Purchase Plan was $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.

        As of December 31, 2014, there were a total of 1.6 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.2 million, 0.2 million and 0.3 million shares purchased under the Purchase Plan for the years ended December 31, 2014, 2013 and 2012 respectively.

(c)    Valuation of Stock Options

        For the purpose of valuing stock options with service conditions, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

        The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Years ended December 31,
	2014	2013	2012
Weighted-average expected volatility	60.59-98.40%	98.1%	97.8%-113.55%
Weighted-average expected term	3.75-4.71 years	4.7 years	3.8-6.1 years
Risk-free interest rate	1.19%-1.67%	0.7%-1.4%	0.45%-1.37%
Expected dividend yield	0%	0%	0%

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

        Expected term—The Company calculated the weighted average expected term for stock options granted prior to July 1, 2012, using a forward looking lattice model of the Company's stock price incorporating a suboptimal exercise factor and a projected post-vest forfeiture rate. For stock options granted after July 1, 2012 to employees and to non-employee members of the Company's Board of Directors, the Company used the simplified method for estimating the expected life of "plain vanilla" options because it did not have sufficient exercise history. The Company expects that it will use a lattice model once sufficient exercise history has been established. The change in the contractual life from 10 years to 7 years reflects the fact that options granted after May 1, 2012 were granted under the 2012 Equity Incentive Plan, which limits option terms to seven years.

        Risk-free interest rate—The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

        Expected dividend yield—Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future.

        In limited circumstances, the Company also issues stock option grants with vesting based on market conditions, such as the Company's common stock price, or a combination of time or market conditions. The fair values and derived service periods for all grants that have vesting based on market conditions are estimated using the Monte Carlo valuation method. For each stock option grant with vesting based on a combination of time or market conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

(d)    Summary of Share-Based Compensation Expense

        The Company estimates the fair value of stock options with time-based conditions using the Black-Scholes valuation model and estimates the fair value of stock options with market-based vesting conditions, such as the price of the Company's common stock, using the Monte Carlo valuation model. The fair value of the Company's restricted stock and restricted stock units is calculated based upon the fair market value of the Company's stock at the date of grant.

        The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

        The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year, including executive officer awards, was applied to stock-based awards for the years ended December 31, 2014, 2013 and 2012.

        The Company recognized stock-based compensation expense of $4.8 million, $4.3 million and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company presents the expenses related to stock-based compensation in the same expense line items as cash compensation paid to each of its employees. For the years ended 2014, 2013 and 2012, the Company primarily used stock options in its annual equity compensation program.

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2014, 2013 or 2012.

(e)    Stock Option Awards

        The following table summarizes the stock option activity for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2013	22,299	$1.89
Granted	3,976	1.81
Exercised	(2,418)	1.20
Canceled	(991)	1.64
Expired	(1,162)	8.28

Outstanding at December 31, 2014	21,704	$1.62	5.41	$22,238

Exercisable at December 31, 2014	12,461	$1.55	5.09	$14,347

Options Vested or Expected to Vest at December 31, 2014(1)	21,102	$1.61	5.47	$13,448

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $1.4 million and $0.9 million, respectively.

        The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 were $4.7 million, $3.8 million and $4.1 million respectively. As of December 31, 2014, there was $8.5 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.62 years.

(f)    Restricted Stock and Restricted Stock Units

        Restricted stock units ("RSUs") represent the Company's unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the RSU Award Agreement and either the 2012 Equity Incentive Plan or the 2000 Stock Plan. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives. RSU awards granted in 2014, 2013 and 2012 included both time vested awards and market vested awards for employees and executive officers. No restricted stock awards were granted, or vested, during the period. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period.

        Changes in the Company's non-vested restricted stock units for the year ended December 31, 2014 is as follows:

	Shares/units	Weighted-Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at December 31, 2013	23	$1.39
Granted	90	2.17
Vested	(10)	1.45
Forfeited	—	—

Outstanding at December 31, 2014	103	$2.07

        Some restricted stock units provide for a net share settlement program to offset the personal income tax obligations of the employee's restricted stock unit vesting. Vesting activity above reflects shares vested before net share settlement. The total forfeiture adjusted unrecognized compensation cost related to market-based restricted stock units that had not vested as of December 31, 2014 was not significant.

Note 14.  Stockholders' Equity

Preferred Stock

        The Company may issue up to 30 million shares of preferred stock in one or more series. The Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of December 31, 2014 and 2013, there were no outstanding shares of preferred stock.

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

        Level 1—applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

        Level 2—applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

        Level 3—applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$7,004	$—	$—	$7,004
Liabilities
Term Loan	$—	$14,530	$—	$14,530

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,504	$—	$—	$10,504
Liabilities
Term Loan	$—	$15,000	$—	$15,000

(c)    Other Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 16. Commitments and Contingencies

(a)    Lease Commitments

        The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2020. Rental expense was $3.7 million, $4.0 million and $4.3 million under operating leases for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease commitments on non-cancelable operating leases for the year ended December 31, 2014 are as follows:

Operating Leases
(in thousands)
2015	$2,543
2016	1,280
2017	607
2018	259
2019	222
Thereafter	222

$5,133

(b)    Purchase Commitments

        The Company has non-cancelable contracts and purchase orders for inventory of $34.3 million at December 31, 2014.

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

        The Company's ion implantation systems product line includes high current, medium current and high energy implanters. Other products include legacy dry strip equipment, curing systems, and thermal processing systems. In addition to new equipment, the Company provides post-sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

        Revenue by product lines is as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Ion implantation systems, services, and royalties	$183,148	$164,030	$156,090
Other systems and services	19,903	31,602	47,295

	$203,051	$195,632	$203,385

        Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

	Revenue	Long-Lived Assets
	(in thousands)
2014
United States	$126,255	$40,001
Europe	29,140	—
Asia Pacific	47,656	299

	$203,051	$40,300

2013
United States	$116,969	$44,424
Europe	27,933	—
Asia Pacific	50,730	480

	$195,632	$44,904

2012
United States	$132,159	$43,440
Europe	27,636	—
Asia Pacific	43,590	752

	$203,385	$44,192

        Long-lived assets consist of property, plant and equipment, net and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

        International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $162.4 million (80.0% of total revenue), $149.4 million (76.4% of total revenue) and $142.8 million (70.2% of total revenue) in 2014, 2013 and 2012, respectively.

Note 18. Income Taxes

        Loss before income taxes is as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
United States	$(11,987)	$(18,998)	$(37,682)
Foreign	1,820	2,894	5,294

Loss before income taxes	$(10,167)	$(16,104)	$(32,388)

        Provision for income taxes is as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Current:
United States
Federal	$—	$—	$—
State	59	84	82
Foreign	780	641	738

Total current	839	725	820

Deferred:
Foreign	260	315	826

Total deferred	260	315	826

Income tax provision	$1,099	$1,040	$1,646

        Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Income tax benefit at the United States statutory rate	$(3,558)	$(5,636)	$(11,336)
State income taxes	38	55	53
Unrecognized tax benefits	184	(293)	(832)
Effect of change in valuation allowance	(6,835)	5,975	12,662
Foreign income tax rate differentials	259	(1,244)	(788)
Unremitted earnings of foreign subsidiaries	(758)	961	—
Foreign dividend	—	—	383
Stock options	686	450	1,298
Deemed distribution from foreign subsidiaries	607	316	149
Discrete items, net	9,143	—	—
Other, net	1,333	456	57

Income tax provision	$1,099	$1,040	$1,646

        Significant components of current and long-term deferred income taxes are as follows:

	As of December 31,
	2014		2013
	Current	Long Term	Current	Long Term
	(in thousands)
Federal net operating loss carryforwards	$—	$105,119	$—	$104,370
State net operating loss carryforwards	—	2,210	—	2,250
Foreign net operating loss carryforwards	—	1,280	—	1,421
Federal tax credit carryforwards	—	16,669	—	17,814
State tax credit carryforwards	—	5,293	—	5,543
Unremitted earnings of foreign subsidiaries	—	(8,800)	—	(9,661)
Intangible assets	—	383	—	532
Property, plant and equipment	—	4,548	—	4,796
Accrued compensation	65	—	43	—
Inventories	9,808	—	16,540	—
Stock compensation	—	5,198	—	4,896
Warranty	486	—	591	(56)
Other	1,620	(2,328)	2,671	(2,406)

Deferred taxes, gross	11,979	129,572	19,845	129,499

Valuation allowance	(10,975)	(128,982)	(18,059)	(129,409)

Deferred taxes, net	$1,004	$590	$1,786	$90

        At December 31, 2014, the Company had $141.6 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results. Where there are cumulative losses in recent years there is a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

        The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a 100% valuation allowance to reduce the carrying value of these related deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident. Changes in the valuation allowance in 2014 and 2013 were attributable to changes in the composition of temporary differences and changes in net operating loss carryforwards. The remaining net deferred tax asset on the consolidated balance sheet represents the balances related to the activities of the foreign subsidiaries.

        At December 31, 2014, the Company has federal and state net operating loss carryforwards of $346.9 million and foreign net operating loss carryforwards of $4.3 million, expiring principally between 2015 and 2034.

        The Company has research and development and other tax credit carryforwards of $18.1 million at December 31, 2014 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2015 and 2028. In addition, the Company has foreign tax credit carryforwards of $3.9 million at December 31, 2014 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carryforwards expire between 2015 and 2016.

        It is Company policy to provide taxes for the total anticipated tax impact of the undistributed earnings of our wholly-owned foreign subsidiaries, as such earnings are not expected to be reinvested indefinitely. The Company anticipates that U.S. tax resulting from remitting such earnings will be off-set by net operating loss or credit carryforwards to the extent available. In addition, the Company does not anticipate incurring a foreign withholding tax on remitting such earnings since it does not intend to remit the earnings as dividends.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2004. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

        At December 31, 2014, the Company had unrecognized tax benefits related to uncertain tax positions of approximately $8.0 million, of which approximately $5.6 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $2.3 million was recorded in other long-term liabilities. The Company does not expect any significant changes in unrecognized tax benefits in 2015. The Company recognized $0.2 million in interest and penalty expense related to unrecognized tax benefits for each of the years-ended December 31, 2014, 2013 and 2012, respectively.

        A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	2014	2013
	(in thousands)
Balance at beginning of year	$7,645	$7,719
Increases in unrecognized tax benefits as a result of tax positions taken during a prior period	92	324
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	223	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	(398)

Balance at end of year	$7,960	$7,645

Recorded as other long-term liability	$2,328	$2,343
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	5,632	5,302

	$7,960	$7,645

Note 19. Quarterly Results of Operations (unaudited)

	Dec. 31, 2014(1)	Sept. 30, 2014(2)	June 30, 2014(3)	March 31, 2014(4)	Dec. 31, 2013(5)	Sept. 30, 2013(6)	June 30, 2013(7)	March 31, 2013(8)
	(in thousands, except per share data)
Revenue	$62,530	$38,531	$41,150	$60,840	$58,574	$48,831	$47,501	$40,726
Gross profit	18,796	15,144	14,484	21,740	21,280	16,976	16,737	12,943
Net income (loss)	164	(4,704)	(6,900)	174	614	(4,750)	(4,019)	(8,988)
Net income (loss) per share basic and diluted	$0.00	$(0.04)	$(0.06)	$0.00	$0.01	$(0.04)	$(0.04)	$(0.08)

(1)
Net income includes a $0.8 million charge to inventory reserves.

(2)
Net loss includes a $0.8 million charge to inventory reserves and a $2.3 million restructuring charge.

(3)
Net loss includes a $0.2 million charge to inventory reserves and a $0.1 million restructuring charge.

(4)
Net income includes a $0.2 million restructuring charge.

(5)
Net income includes $0.4 million of income related to the expiration of an uncertain tax position in a foreign jurisdiction.

(6)
Net loss includes $0.4 million related to the write off of certain deferred tax assets in foreign jurisdictions.

(7)
Net loss includes $0.4 million in restructuring charges, and $0.8 million from the gain on sale of dry strip assets and intellectual property.

(8)
Gross profit and net loss includes a $2.1 million charge to excess and obsolete inventory. Net loss includes $1.8 million in restructuring charges, and $0.4 million from the gain on sale of dry strip assets and intellectual property.

Note 20. Subsequent Events

Sale of Corporate Headquarters

        On January 30, 2015, the Company sold its corporate headquarters to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $49 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Properties where the Company will pay annual rent of $4.7 million for the first year, with increasing annual rent payments thereafter. In conjunction with the sale, the Company paid off the outstanding Term Loan of $14.5 million and all accrued interest as well as a 2.0% prepayment penalty. The Company posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing.

        The Company expects that the transaction will be accounted for as a financing arrangement. As such, at the inception of the arrangement, the Company expects to record a financing obligation in the amount of $49.0 million and the property will be defined as an asset to remain on its books. The Company netted $33.1 million from the proceeds of the sale leaseback transaction.

Executive Separation Pay Agreements

        On March 5, 2015, the Company entered into Executive Separation Pay Agreements with each of its executive officers other than Ms. Puma, which provide for twelve month's separation pay in the event of a termination without cause. A form of the Executive Separation Pay Agreement is filed as an Exhibit to this Form 10-K.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
	By:	/s/ MARY G. PUMA
Dated: March 11, 2015		Mary G. Puma, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY G. PUMA Mary G. Puma	Director and Principal Executive Officer	March 11, 2015
/s/ KEVIN J. BREWER Kevin J. Brewer	Principal Accounting and Financial Officer	March 11, 2015
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 11, 2015
/s/ ARTHUR L. GEORGE, JR. Arthur L. George Jr.	Director	March 11, 2015
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	March 11, 2015
/s/ WILLIAM C. JENNINGS William C. Jennings	Director	March 11, 2015
/s/ JOSEPH P. KEITHLEY Joseph P. Keithley	Director	March 11, 2015
/s/ BARBARA J. LUNDBERG Barbara J. Lundberg	Director	March 11, 2015
/s/ PATRICK H. NETTLES Patrick H. Nettles	Director	March 11, 2015
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 11, 2015

 Exhibit Index

Exhibit No.	Description
2.1	Real Estate Sale Agreement dated as of October 3, 2014 between the Company and Middleton Beverly Investors LLC. Incorporated by reference to Exhibit 2. 1 to the Company's Form 10-Q filed with the Commission on November 6, 2014.
2.2	Sixth Amendment to Real Estate Sale Agreement between the Company and Middleton Beverly Investors LLC dated as of January 30, 2015. Filed herewith.
3.1
Amended and Restated Certificate of Incorporation of the registrant, as adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on May 11, 2009.
3.2	Bylaws of the Company, as amended and restated as of May 13, 2014.Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed with the Commission on May 19, 2014.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.1*	Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014. Filed herewith.
10.2*	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through November 13, 2014. Filed herewith.
10.3*
Axcelis Management Incentive Plan, as amended and restated by the Compensation
Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010.
10.4*
Form of Indemnification Agreement approved by the Board of Directors of the Company on February 9, 2012 for use with each of its directors and officers. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.
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
10.12*	Named Executive Officer Base Compensation at March 5, 2015. Filed herewith.
10.13*	Non-Employee Director Cash Compensation at March 5, 2015. Filed herewith.
10.14*
Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.
10.15*
Form of Executive Separation Pay Agreement between the Company and each of Kevin J. Brewer, William Bintz, John E. Aldeborgh, Lynnette C. Fallon and Douglas A. Lawson dated March 5, 2015. Filed herewith.
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
10.21
Waiver and First Amendment dated August 1, 2014 to the Loan and Security Agreement dated as of October 31, 2013 between the Company and Silicon Valley Bank. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the Commission on November 6, 2014.
10.23	Second Amendment to the Loan and Security Agreement between the Company and Silicon Valley Bank., effective February 2, 2015. Filed herewith.
10.24	Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Filed herewith.
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 11, 2015. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 11, 2015. Filed herewith.

Exhibit No.	Description
32.1	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 11, 2015. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 11, 2015. Filed herewith.
101
The following materials from the Company's Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
Indicates a management contract or compensatory plan.

You may obtain a copy of any of these exhibits free of charge either on our website at http://www.axcelis.com or by contacting Investor Relations at Axcelis Technologies, Inc., 108 Cherry Hill Drive, Beverly, MA 01915-1053.

 Schedule II—Valuation and Qualifying Accounts
Axcelis Technologies, Inc.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(**)	Other(*)	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts and returns	$404	$—	$—	$(14)	$390
Reserve for excess and obsolete inventory(**)	25,091	1,003	(2,452)	—	23,642
Year Ended December 31, 2013
Allowance for doubtful accounts and returns	$305	$96	$—	$3	$404
Reserve for excess and obsolete inventory(**)	33,601	2,562	(10,913)	(159)	25,091
Year Ended December 31, 2012
Allowance for doubtful accounts and returns	$411	$—	$(112)	$6	$305
Reserve for excess and obsolete inventory	22,778	14,492	(4,819)	1,150	33,601

(*)
Represents foreign currency translation adjustments.

(**)
Deductions include the disposal and sale of fully reserved inventory.