Form 10-K/A
period 2014-12-31
AXCELIS TECHNOLOGIES INC
filed 2015-03-12
CIK 1113232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

 Explanatory Note

        This Form 10-K/A for Axcelis Technologies, Inc.'s fiscal year ended December 31, 2014 is being filed to include the Interactive Data Files in Exhibit 101, which were inadvertently omitted from Axcelis' Form 10-K filed on March 11, 2015.

        No other changes have been made to the Form 10-K as previously filed. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred since the original filing date, and does not modify or update the disclosures made in the Form 10-K.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
	By:	/s/ MARY G. PUMA
Dated: March 12, 2015		Mary G. Puma, Chief Executive Officer

 Exhibit Index

Exhibit No.	Description
2.1	Real Estate Sale Agreement dated as of October 3, 2014 between the Company and Middleton Beverly Investors LLC. Incorporated by reference to Exhibit 2. 1 to the Company's Form 10-Q filed with the Commission on November 6, 2014.
2.2	Sixth Amendment to Real Estate Sale Agreement between the Company and Middleton Beverly Investors LLC dated as of January 30, 2015.(1)
3.1
Amended and Restated Certificate of Incorporation of the registrant, as adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on May 11, 2009.
3.2	Bylaws of the Company, as amended and restated as of May 13, 2014.Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed with the Commission on May 19, 2014.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.1*	Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014.(1)
10.2*	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through November 13, 2014.(1)
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
10.12*	Named Executive Officer Base Compensation at March 5, 2015.(1)
10.13*	Non-Employee Director Cash Compensation at March 5, 2015.(1)
10.14*
Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.
10.15*	Form of Executive Separation Pay Agreement between the Company and each of Kevin J. Brewer, William Bintz, John E. Aldeborgh, Lynnette C. Fallon and Douglas A. Lawson dated March 5, 2015.(1)
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
10.23	Second Amendment to the Loan and Security Agreement between the Company and Silicon Valley Bank., effective February 2, 2015.(1)
10.24	Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015.(1)
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company.(1)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(1)
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 11, 2015.(1)
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 11, 2015.(1)
32.1	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 11, 2015.(1)

Exhibit No.	Description
32.2	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 11, 2015.(1)
101
The following materials from the Company's Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Filed herewith.

*
Indicates a management contract or compensatory plan.

(1)
Filed with the original Form 10-K on March 11, 2015.

You may obtain a copy of any of these exhibits free of charge either on our website at http://www.axcelis.com or by contacting Investor Relations at Axcelis Technologies, Inc., 108 Cherry Hill Drive, Beverly, MA 01915-1053.

QuickLinks

Documents incorporated by reference
Explanatory Note
Signatures
Exhibit Index