Form 10-Q
period 2015-06-30
AXCELIS TECHNOLOGIES INC
filed 2015-08-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 114,279,081 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$72,748	$34,795	$140,278	$89,810
Services	5,689	6,355	11,442	12,180
Total revenue	78,437	41,150	151,720	101,990
Cost of revenue:
Product	46,560	21,021	91,745	54,823
Services	4,703	5,645	9,421	10,943
Total cost of revenue	51,263	26,666	101,166	65,766

Gross profit	27,174	14,484	50,554	36,224

Operating expenses:
Research and development	7,899	8,845	16,098	18,102
Sales and marketing	5,858	5,037	11,486	10,513
General and administrative	6,231	6,494	12,332	12,975
Restructuring charges	8	160	18	360
Total operating expenses	19,996	20,536	39,934	41,950

Income (loss) from operations	7,178	(6,052)	10,620	(5,726)

Other (expense) income:
Interest income	6	2	9	4
Interest expense	(1,310)	(257)	(2,353)	(508)
Other, net	49	(362)	(384)	(70)
Total other expense	(1,255)	(617)	(2,728)	(574)

Income (loss) before income taxes	5,923	(6,669)	7,892	(6,300)

Income taxes	40	231	141	426

Net income (loss)	$5,883	$(6,900)	$7,751	$(6,726)

Net income (loss) per share
Basic	$0.05	$(0.06)	$0.07	$(0.06)
Diluted	$0.05	$(0.06)	$0.06	$(0.06)

Shares used in computing net income (loss) per share:
Basic weighted average common shares	113,784	111,212	113,470	110,932
Diluted weighted average common shares	120,612	111,212	119,900	110,932

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$5,883	$(6,900)	$7,751	$(6,726)
Other comprehensive income (loss):
Foreign currency translation adjustments	329	759	(681)	82
Amortization of actuarial gains from pension plan	19	6	38	12
Total other comprehensive income (loss)	348	765	(643)	94
Comprehensive income (loss)	$6,231	$(6,135)	$7,108	$(6,632)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$78,085	$30,753
Restricted cash	—	825
Accounts receivable, net	42,002	42,794
Inventories, net	122,001	104,063
Prepaid expenses and other current assets	8,650	6,700
Total current assets	250,738	185,135

Property, plant and equipment, net	29,951	30,464
Restricted cash	65	—
Other assets	14,559	12,055
Total assets	$295,313	$227,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,849	$21,605
Accrued compensation	5,262	4,232
Warranty	2,886	1,352
Income taxes	297	196
Deferred revenue	8,429	6,782
Current portion of long-term debt	—	14,530
Other current liabilities	4,620	3,401
Total current liabilities	60,343	52,098

Sale leaseback obligation	47,586	—
Long-term deferred revenue	455	449
Other long-term liabilities	6,539	6,755
Total liabilities	114,923	59,302

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 114,322 shares issued and 114,202 shares outstanding at June 30, 2015; 112,849 shares issued and 112,729 shares outstanding at December 31, 2014	114	113
Additional paid-in capital	523,997	519,068
Treasury stock, at cost, 120 shares at June 30, 2015 and December 31, 2014	(1,218)	(1,218)
Accumulated deficit	(343,136)	(350,887)
Accumulated other comprehensive income	633	1,276
Total stockholders’ equity	180,390	168,352
Total liabilities and stockholders’ equity	$295,313	$227,654

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$7,751	$(6,726)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,298	2,299
Deferred taxes	97	334
Stock-based compensation expense	3,055	2,182
Provision for excess and obsolete inventory	537	244
Changes in operating assets & liabilities:
Accounts receivable	516	4,493
Inventories	(19,381)	(10,917)
Prepaid expenses and other current assets	(2,205)	(1,334)
Accounts payable and other current liabilities	21,213	(3,860)
Deferred revenue	1,671	(377)
Income taxes	104	13
Other assets and liabilities	(3,888)	1,794
Net cash provided by (used for) operating activities	11,768	(11,855)

Cash flows from investing activities
Expenditures for property, plant and equipment	(672)	(567)
Net cash used for investing activities	(672)	(567)

Cash flows from financing activities
Decrease in restricted cash	760	—
Financing fees and other expenses	(847)	—
Principal payments on term loan	(14,530)	—
Principal payments on sale leaseback obligation	(392)	—
Proceeds from sale leaseback obligation	48,940	—
Proceeds from exercise of stock options	1,665	1,583
Proceeds from Employee Stock Purchase Plan	213	227
Net cash provided by financing activities	35,809	1,810
Effect of exchange rate changes on cash and cash equivalents	427	(90)
Net increase/(decrease) in cash and cash equivalents	47,332	(10,702)
Cash and cash equivalents at beginning of period	30,753	46,290
Cash and cash equivalents at end of period	$78,085	$35,588

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.         Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995, and is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry.

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

Note 2.         Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company’s 2000 Stock Plan (the “2000 Stock Plan”), expired on May 1, 2012 and no new grants may be made under that plan after that date.  However, unexpired awards granted under the 2000 Stock Plan remain outstanding and subject to the terms of the 2000 Stock Plan. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan and the ESPP are more fully described in Note 13 to the consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $1.9 million for the three-month period ended June 30, 2015, which included $1.1 million of expense due to accelerated vesting. There are no remaining stock option grants containing an acceleration clause. The Company recognized $1.0 million for the three-month period ended June 30, 2014.  The Company recognized stock-based compensation expense of $3.1 million and $2.2 million for the six-month periods ended June 30, 2015 and 2014, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

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

The Company does not anticipate any federal or state tax liability associated with the taxable gain on the sale of the building due to its current level of net operating loss carry forwards and has not provided for any federal or state tax expense.

Note 4.         Computation of Net Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares issuable on stock options, restricted stock units and employee stock purchase plan accounts had been issued, calculated using the treasury stock method.

The components of net earnings (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income (loss) available to common stockholders	$5,883	$(6,900)	$7,751	$(6,726)

Weighted average common shares outstanding used in computing basic earnings (loss) per share	113,784	111,212	113,470	110,932
Incremental options and RSUs	6,828	—	6,430	—
Weighted average common shares outstanding used in computing diluted net earnings (loss) per share	120,612	111,212	119,900	110,932

Net earnings (loss) per share
Basic	$0.05	$(0.06)	$0.07	$(0.06)
Diluted	$0.05	$(0.06)	$0.06	$(0.06)

The Company incurred net losses for the three and six-month periods ended June 30, 2014, and has excluded the incremental shares attributable to outstanding stock options, and restricted stock units and employee stock purchase plan accounts from the calculation of net loss per share because the effect would have been anti-dilutive. The following table sets forth the number of incremental shares excluded from the calculation above:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Incremental shares excluded from the calculation of net loss per share	—	4,047	—	4,625

Note 5.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2015:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2014	$1,920	$(644)	$1,276
Other comprehensive income (loss)	(681)	38	(643)
Balance at June 30, 2015	$1,239	$(606)	$633

Note 6.         Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Raw materials	$74,245	$65,723
Work in process	33,277	22,358
Finished goods (completed systems)	14,479	15,982
	$122,001	$104,063

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of June 30, 2015 and December 31, 2014, inventories are stated net of inventory reserves of $17.6 million and $23.6 million, respectively.

Note 7.         Restructuring Charges

In 2014, the Company had severance and other costs related to reductions in force. Changes in the Company’s restructuring liability, which consist primarily of severance and related costs, included in amounts reported as other current liabilities, are as follows:

(in thousands)
Balance at December 31, 2014	$481
Severance and related costs	18
Cash payments	(479)
Balance at June 30, 2015	$20

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

The changes in the Company’s standard product warranty liability are as follows:

	Six months ended June 30,
	2015	2014
	(in thousands)
Balance at January 1 (beginning of year)	$1,526	$1,428
Warranties issued during the period	2,230	832
Settlements made during the period	(1,020)	(978)
Changes in estimate of liability for pre-existing warranties during the period	344	79
Balance at June 30 (end of period)	$3,080	$1,361

Amount classified as current	$2,886	$1,326
Amount classified as long-term	194	35
Total warranty liability	$3,080	$1,361

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

(b)         Fair Value Measurements

The Company’s money market funds are included in cash and cash equivalents in the consolidated balance sheets and are considered a level 1 investment as they are valued at quoted market prices in active markets. The Company’s sale leaseback obligation relating to the sale of our corporate headquarters is carried at amortized cost, which approximates fair value based on an implied borrowing rate of 10.65%. The underlying cash flow associated with our lease payments is being applied to both an interest and principal component using the effective interest method over the associated lease term. The liability is categorized as level 3 within the fair value hierarchy. The Company’s term loan was carried at amortized cost, which approximated fair value, based on current market pricing of similar debt instruments and was categorized as level 2 within the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy:

	June 30, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$62,959	$—	$—	$62,959
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$7,004	$—	$—	$7,004
Liabilities
Term loan	$—	$14,530	$—	$14,530

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and investment accounts), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10.  Financing Arrangements

Term Loan

On February 2, 2015, in connection with the sale of our headquarters facility, the Company repaid the outstanding balance on a term loan from Northern Bank and Trust Company of $14.4 million and related accrued interest of $0.1 million as well as a 2.0% prepayment penalty of $0.3 million for a total payment of $14.8 million. See Note 3 above for further discussion.

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Properties. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.6 million as of June 30, 2015. The associated lease payments will include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. See Note 3 above for further discussion.

Credit Facility

The Company has a revolving credit facility with Silicon Valley Bank dated October 31, 2013. Under this revolving credit facility, the Company has the ability to borrow up to $10.0 million on a revolving basis during its two year term.  The Company’s ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable. As of June 30, 2015, the Company had not drawn down on the line of credit, although a portion of the availability is being used to support outstanding letters of credit in the amount of $6.9 million, which includes the $5.9 million associated to the security deposit for the sale leaseback transaction. At June 30, 2015, the Company’s available borrowing capacity under the revolving credit facility was $3.1 million. The Company was in compliance with all covenants associated with the credit facility during the second quarter of 2015.

Note 11.  Income Taxes

Income tax expense relates principally to operating results of foreign subsidiaries in Europe and Asia, where the Company earns taxable income and does not have offsetting net operating loss carryforwards. The Company has significant net operating loss carryforwards available to offset income taxes in the U.S. and certain foreign tax jurisdictions and, as a result, has not provided for significant income taxes in those jurisdictions.

As of December 31, 2014, the Company had deferred tax assets related to the U.S. of approximately $140.0 million.  The Company maintains a 100% valuation allowance to reduce the carrying value of these deferred tax assets to zero because the Company is in a three year cumulative loss position in the United States.  The Company will continue to maintain a full valuation allowance for these tax assets until sustainable future levels of profitability are evident. See Note 3 above relating to the potential effect associated with the taxable gain on the sale of the Company’s corporate headquarters.

Note 12.  Concentration of Risk

For the three months ended June 30, 2015, a customer accounted for 29.9%, and a second customer accounted for 10.0%, of consolidated revenue. For the six months ended June 30, 2015, one customer accounted for 33.1% of consolidated revenue.

For the three months ended June 30, 2014, a customer accounted for 15.9%, and a second customer accounted for 11.1%, of consolidated revenue. For the six months ended June 30, 2014, a customer accounted for 24.5%, and a second customer accounted for 12.5%, of consolidated revenue.

At June 30, 2015, a customer accounted for 18.1%, a second customer accounted for 17.0%, a third customer accounted for 14.3%, and a fourth customer accounted for 10.5%, of consolidated accounts receivable. At December 31, 2014, a customer accounted for 21.7%, and a second customer accounted for 20.4%, of consolidated accounts receivable.

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

(c)          Lease Commitments

In addition to the lease commitments as described within Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for our year ending December 31, 2014, in January 2015, the Company entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with our lease obligation as of June 30, 2015:

Lease Obligation
(in thousands)
2015	$2,350
2016	4,815
2017	5,315
2018	5,470
2019	5,594
Thereafter	109,567
Total lease payments	$133,111
Less interest portion	(85,525)
Sale leaseback obligation	$47,586

Note 14. Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU No. 2015-03, effective on January 1, 2015. Our balance sheet at December 31, 2014 was not retrospectively adjusted, due to the immateriality of the effect of the adoption of this ASU. The Company’s balance sheet presentation as of June 30, 2015 netted all capitalized costs associated with our lease obligation. See Note 3 above regarding the amounts recognized relating to the lease obligation.

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer for one year the effective date, which is now for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period with early adoption permitted as of January 1, 2017. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

In July 2015, the FASB issued ASU No. 205-11, “Simplifying the Measurement of Inventory,” which changes the inventory measurement principles for entities using the first-in, first-out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. The amendments are effective for annual and interim periods beginning after December 15, 2016. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Axcelis is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry worldwide.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our net revenue from our ten largest customers accounted for 75.4% of total revenue for the six months ended June 30, 2015.

Our product development and manufacturing activities occur primarily in the United States.  Axcelis’ equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia.

Demand for semiconductor manufacturing equipment and services has historically been subject to cyclical industry conditions reflecting our customers’ responses to changes in the nature and timing of technological advances in fabrication processes, supply and demand for chips, and global economic and market conditions.

Separately from overall market demand, Axcelis’ results are also impacted by our customers’ decisions to purchase our products rather than our competitors’ systems.  Our recent financial results reflect increasing sales of our innovative Purion ion implantation systems, and our continued investment in research and development programs related to our Purion ion implantation products. Throughout 2015 we expect to continue to grow Purion system sales and maintain tight control of our cost structure.

In light of these conditions, Axcelis’ results can vary significantly year-over-year, as well as quarter-over-quarter.  A discussion of factors that could affect Axcelis’ operations is set forth under “Risk Factors” in Part II, Item 1A to our annual report on Form 10-K for the year ended December 31, 2014, which discussion is incorporated herein by reference.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 are based upon Axcelis’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Product	92.7%	84.6%	92.5%	88.1%
Services	7.3	15.4	7.5	11.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	59.4	51.1	60.5	53.8
Services	6.0	13.7	6.2	10.7
Total cost of revenue	65.4	64.8	66.7	64.5
Gross profit	34.6	35.2	33.3	35.5
Operating expenses:
Research and development	10.1	21.5	10.6	17.7
Sales and marketing	7.5	12.2	7.6	10.3
General and administrative	7.9	15.8	8.1	12.7
Restructuring charges	0.0	0.4	0.0	0.4
Total operating expenses	25.5	49.9	26.3	41.1
Income (loss) from operations	9.1	(14.7)	7.0	(5.6)
Other (expense) income:
Interest income	0.0	0.0	0.0	0.0
Interest expense	(1.7)	(0.6)	(1.6)	(0.5)
Other, net	0.1	(0.9)	(0.3)	(0.1)
Total other expense	(1.6)	(1.5)	(1.9)	(0.6)
Income (loss) before income taxes	7.5	(16.2)	5.1	(6.2)
Income taxes	0.1	0.6	0.1	0.4
Net income (loss)	7.4%	(16.8)%	5.0%	(6.6)%

Revenue

The following table sets forth our revenue.

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Revenue:
Product	$72,748	$34,795	$37,953	109.1%	$140,278	$89,810	$50,468	56.2%
Percentage of revenue	92.7%	84.6%			92.5%	88.1%
Services	5,689	6,355	(666)	(10.5)%	11,442	12,180	(738)	(6.1)%
Percentage of revenue	7.3%	15.4%			7.5%	11.9%
Total revenue	$78,437	$41,150	$37,287	90.6%	$151,720	$101,990	$49,730	48.8%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $72.7 million, or 92.7%, of revenue during the three months ended June 30, 2015, compared with $34.8 million, or 84.6% of revenue for the three months ended June 30, 2014. The $38.0 million increase in product revenue for the three month period ending June 30, 2015 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2015 and December 31, 2014 was $8.9 million and $7.2 million, respectively. The increase in deferred revenue is primarily due to additional volume of system sales and to a lesser extent, the timing of the acceptance of system sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.7 million, or 7.3% of revenue for the three months ended June 30, 2015, compared with $6.4 million, or 15.4% of revenue for the three months ended June 30, 2014. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Product

Product revenue was $140.3 million, or 92.5% of revenue for the six months ended June 30, 2015, compared with $89.8 million, or 88.1% of revenue for the six months ended June 30, 2014. The increase in product revenue is attributable to the number of Purion systems sold.

Services

Services revenue was $11.4 million, or 7.5% of revenue for the six months ended June 30, 2015, compared with $12.2 million, or 11.9% of revenue for the six months ended June 30, 2014.  Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by systems and aftermarket, as described below.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Systems

Included in total revenue of $78.4 million during the three months ended June 30, 2015 is revenue from sales of systems of $41.6 million, or 53.0% of total revenue, compared with $10.9 million, or 26.4%, of total revenue for the three months ended June 30, 2014. The increase was due to higher sales of our Purion systems, reflecting market share gains and an improved semiconductor equipment market.

Aftermarket

We refer to the business of selling spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $78.4 million during the three months ended June 30, 2015 is revenue from our aftermarket business of $36.9 million, compared to $30.3 million for the three months ended June 30, 2014. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Systems

Included in total revenue of $151.7 million during the six months ended June 30, 2015 is revenue from sales of systems of $84.1 million, or 55.4% of total revenue, compared with $43.3 million, or 42.5% of total revenue for the six months ended June 30, 2014. The increase was due to higher sales of our Purion systems, reflecting market share gains and an improved semiconductor equipment market during the first six months of 2015.

Aftermarket

Included in total revenue of $151.7 million during the six months ended June 30, 2015 is revenue from our aftermarket business of $67.7 million, or 44.6%, compared to $58.7 million, or 57.5% for the six months ended June 30, 2014.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Gross Profit:
Product	$26,188	$13,774	$12,414	90.1%	$48,533	$34,987	$13,546	38.7%
Product gross margin	36.0%	39.6%			34.6%	39.0%
Services	986	710	276	38.9%	2,021	1,237	784	63.4%
Services gross margin	17.3%	11.2%			17.7%	10.2%
Total gross profit	$27,174	$14,484	$12,690	87.6%	$50,554	$36,224	$14,330	39.6%
Gross margin	34.6%	35.2%			33.3%	35.5%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Product

Gross margin from product revenue was 36.0% for the three months ended June 30, 2015, compared to 39.6% for the three months ended June 30, 2014. The decrease in gross margin of 3.6 percentage points resulted from the net effect of higher systems sales volume of new Purion systems at lower initial margins.

Services

Gross margin from services revenue was 17.3% for the three months ended June 30, 2015, compared to 11.2% for the three months ended June 30, 2014. The increase in gross margin is attributable to changes in the mix of service contracts and lower overall service costs.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Product

Gross margin from product revenue was 34.6% for the six months ended June 30, 2015, compared to 39.0% for the six months ended June 30, 2014.  The decrease in gross margin of 4.4 percentage points resulted from the net effect of higher system sales volume of new Purion systems at lower initial margins and a decreased mix of parts and upgrade revenue.

Services

Gross margin from services revenue was 17.7% for the six months ended June 30, 2015, compared to 10.2% for the six months ended June 30, 2014. The increase in gross margin is attributable to changes in the mix of service contracts and lower overall service costs.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$7,899	$8,845	$(946)	(10.7)%	$16,098	$18,102	$(2,004)	(11.1)%
Percentage of revenue	10.1%	21.5%			10.6%	17.7%
Sales and marketing	5,858	5,037	821	16.3%	11,486	10,513	973	9.3%
Percentage of revenue	7.5%	12.2%			7.6%	10.3%
General and administrative	6,231	6,494	(263)	(4.0)%	12,332	12,975	(643)	(5.0)%
Percentage of revenue	7.9%	15.8%			8.1%	12.7%
Restructuring charges	8	160	(152)	(95.0)%	18	360	(342)	(95.0)%
Percentage of revenue	0.0%	0.4%			0.0%	0.4%
Total operating expenses	$19,996	$20,536	$(540)	(2.6)%	$39,934	$41,950	$(2,016)	(4.8)%
Percentage of revenue	25.5%	49.9%			26.3%	41.1%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $9.2 million and $17.8 million, or 46.0% and 44.5%, of our total operating expenses for the three and six-month periods ended June 30, 2015, respectively. For the three and six month periods ended June 30, 2014, personnel costs were $11.8 million and $24.4 million, respectively, or 58.0% and 58.7%, respectively, of our total operating expenses. The reduction in personal costs are primarily due to reductions in force in 2014.

Research and Development

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$7,899	$8,845	$(946)	(10.7)%	$16,098	$18,102	$(2,004)	(11.1)%
Percentage of revenue	10.1%	21.5%			10.6%	17.7%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Research and development expense was $7.9 million during the three months ended June 30, 2015; a decrease of $0.9 million, or 10.7%, compared with $8.8 million during the three months ended June 30, 2014. The decrease in expense is primarily due to reduced labor and material costs incurred in the current year compared to costs incurred last year associated with the rollout of our Purion platform.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Research and development expense was $16.1 million during the six months ended June 30, 2015; a decrease of $2.0 million, or 11.1%, compared with $18.1 million during the six months ended June 30, 2014. The decrease was primarily due to lower personnel costs driven by reduced headcount from the previous year as well as a spike in labor and materials costs experienced in the prior year relating to the roll out of our Purion platform.

Sales and Marketing

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$5,858	$5,037	$821	16.3%	$11,486	$10,513	$973	9.3%
Percentage of revenue	7.5%	12.2%			7.6%	10.3%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Sales and marketing expense was $5.9 million during the three months ended June 30, 2015; an increase of $0.8 million, or 16.3%, compared with $5.0 million during the three months ended June 30, 2014. The increase is primarily due to higher new tool evaluation costs and stock compensation expense.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Sales and marketing expense was $11.5 million during the six months ended June 30, 2015; an increase of $1.0 million, or 9.3%, compared with $10.5 million during the six months ended June 30, 2014. The increase is primarily due to higher new tool evaluation costs and stock compensation expense.

General and Administrative

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$6,231	$6,494	$(263)	(4.0)%	$12,332	$12,975	$(643)	(5.0)%
Percentage of revenue	7.9%	15.8%			8.1%	12.7%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

General and administrative expense was $6.2 million during the three months ended June 30, 2015; a decrease of $0.3 million, or 4.0%, compared with $6.5 million during the three months ended June 30, 2014. The decrease was primarily due to a reduction in professional fees.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

General and administrative expense was $12.3 million during the six months ended June 30, 2015; a decrease of $0.6 million, or 5.0%, compared with $13.0 million during the six months ended June 30, 2014. The decrease was primarily due to reductions in personnel costs associated with a reduction in headcount and professional fees.

Restructuring Charges

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Restructuring charges	$8	$160	$(152)	(95.0)%	$18	$360	$(342)	(95.0)%
Percentage of revenue	0.0%	0.4%			0.0%	0.4%

We implemented reductions in force in prior periods to improve the focus of our operations, control costs, achieve profitability and conserve cash. As a result of these actions, we recorded minor adjustments to restructuring expense in the three and six months periods ended June 30, 2015, compared to $0.2 million and 0.3 million during the three months and six months periods ended June 30, 2014, respectively.

Other (Expense) Income

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Other (expense) income	$(1,255)	$(617)	$(638)	(103.4)%	$(2,728)	$(574)	$(2,154)	(375.3)%
Percentage of revenue	(1.6)%	(1.5)%			(1.8)%	(0.6)%

Other (expense) income consists primarily of foreign exchange gains and losses attributable to fluctuations against local currencies of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to financing arrangements. Other expense was $1.3 million for the three months ended June 30, 2015, compared with $0.6 million for the three months ended June 30, 2014. The increase in other expense was primarily driven by charges incurred related to the sale of our corporate headquarters facility. The Company recorded $1.3 million in interest expense associated with the lease of our headquarters in Beverly, which is being accounted for as a financing obligation. See Note 3 for further discussion.

The $2.2 million increase in other expense for the six month period ended June 30, 2015 compared with the six month period ended June 30, 2014, was primarily due to the $2.4 million interest expense recorded associated with the lease of our headquarters in Beverly. See Note 3 for further discussion.

During the three and six-month periods ended June 30, 2015 and 2014, with the exception of the lease agreement entered into by the Company relating to the sale leaseback transaction, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Taxes

	Three months ended June 30,		Period-to-Period Change		Six months ended June 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Income taxes	$40	$231	$(191)	(82.7)%	$141	$426	$(285)	(66.9)%
Percentage of revenue	0.0%	0.6%			0.0%	0.4%

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European tax jurisdictions and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for such losses in the United States and certain European taxing jurisdictions until there is sufficient income such that the tax benefits can be recognized.  As stated in Note 3, the Company does not anticipate any federal or state tax liability associated with the taxable gain on the sale of its corporate headquarters. The Company will continue to maintain a full valuation allowance for these tax assets until sustainable future levels of profitability are evident.

Liquidity and Capital Resources

Our liquidity is primarily affected by the rate of sale of our products.  Our established cost structure, other than cost of goods sold, does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending largely on changes in revenue levels.

During the six month period ended June 30, 2015, the Company generated $11.8 million of cash from operating activities. This was predominately driven by the Company’s income from operations, excluding non-cash charges such as depreciation and amortization and stock based compensation expense. The Company also had increases in accounts payable and deferred revenue of approximately $22.9 million, offset by the increases in inventory and prepaid expenses and other current assets of approximately $21.6 million. In comparison, during the six month period ended June 30, 2014, the Company used $11.9 million of cash to support operating activities.

Investing activities for the six months periods ending June 30, 2015 and 2014 included $0.7 million and $0.6 million, respectively, used for capital expenditures.

Financing activities for the six month period ending June 30, 2015 provided net cash of $35.8 million. This resulted largely from the first quarter 2015 sale of our corporate headquarters building in Beverly, Massachusetts, which provided $48.9 million of gross proceeds, less $0.4 million for prepaid rent, for a net amount of $48.5 million. Also in the first quarter, the Company paid $14.5 million to Northern Bank & Trust Company relating to a scheduled principal payment on a term loan, followed by a discharge of the loan, which was secured by the property sold. This loan discharge resulted in a $0.8 million decrease in our restricted cash balance. The Company incurred $0.8 million of related financing expenses associated with this transaction. Also included in cash provided by financing activities in the six month period was $1.9 million received relating to the exercise of stock options and purchases of Company stock through the Employee Stock Purchase Plan. In comparison, financing activities for the six month period ending June 30, 2014 included $1.8 million of cash received, primarily upon exercise of stock options.

Our revolving credit facility with Silicon Valley Bank provides for borrowings of up to $10.0 million on a revolving basis during a two year term ending October 31, 2015, based primarily on accounts receivable.  The Company’s ability to borrow under this line of credit is limited to 80% of the then current amount of qualified accounts receivable. As of June 30, 2015, the Company had not drawn down on the line of credit, although a portion of the availability is being used to support outstanding letters of credit in the amount of $6.9 million. At June 30, 2015, our available borrowing capacity under the credit facility was $3.1 million and we were in compliance with all covenants related to the credit facility. The revolving credit facility is used by the Company to support letters of credit and for short-term borrowing, as needed.

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

Commitments and Contingencies

Other than the lease obligation related to the sale leaseback of our Corporate headquarters shown in the table below, significant commitments and contingencies at June 30, 2015 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The following represents all material changes from our prior year end to our contractual obligations as of June 30, 2015 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2015	2016-2019	2020-2037
Lease obligation	$133,111	$2,350	$21,194	$109,567
Total	$133,111	$2,350	$21,194	$109,567

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2015, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of June 30, 2015, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2014.

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

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed with the Commission on May 19, 2014.

10.1	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through May 13, 2015. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 5, 2015. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 5, 2015. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 5, 2015. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 5, 2015. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: August 5, 2015	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer