Form 10-Q
period 2015-09-30
AXCELIS TECHNOLOGIES INC
filed 2015-11-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 115,712,016 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Product	$73,795	$32,360	$214,073	$122,170
Services	5,522	6,171	16,964	18,351
Total revenue	79,317	38,531	231,037	140,521
Cost of revenue
Product	45,698	18,823	137,443	73,646
Services	4,440	4,564	13,861	15,507
Total cost of revenue	50,138	23,387	151,304	89,153

Gross profit	29,179	15,144	79,733	51,368

Operating expenses
Research and development	8,581	7,950	24,679	26,052
Sales and marketing	6,322	4,891	17,808	15,404
General and administrative	6,584	5,380	18,916	18,356
Restructuring charges	—	2,288	18	2,648
Total operating expenses	21,487	20,509	61,421	62,460

Income (loss) from operations	7,692	(5,365)	18,312	(11,092)

Other (expense) income
Interest income	7	2	16	6
Interest expense	(1,274)	(304)	(3,627)	(812)
Other, net	(167)	1,352	(551)	1,282
Total other (expense) income	(1,434)	1,050	(4,162)	476

Income (loss) before income taxes	6,258	(4,315)	14,150	(10,616)

Income taxes	157	389	298	814

Net income (loss)	$6,101	$(4,704)	$13,852	$(11,430)
Net income (loss) per share
Basic	$0.05	$(0.04)	$0.12	$(0.10)
Diluted	$0.05	$(0.04)	$0.11	$(0.10)

Shares used in computing net income (loss) per share
Basic weighted average common shares	114,799	111,701	113,918	111,191
Diluted weighted average common shares	121,862	111,701	120,620	111,191

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$6,101	$(4,704)	$13,852	$(11,430)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,672)	(2,950)	(2,353)	(2,868)
Amortization of actuarial losses from pension plan	18	6	56	18
Total other comprehensive (loss)	(1,654)	(2,944)	(2,297)	(2,850)
Comprehensive income (loss)	$4,447	$(7,648)	$11,555	$(14,280)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$79,871	$30,753
Restricted cash	—	825
Accounts receivable, net	38,674	42,794
Inventories, net	120,067	104,063
Prepaid expenses and other current assets	10,030	6,700
Total current assets	248,642	185,135
Property, plant and equipment, net	29,985	30,464
Long-term restricted cash	61	—
Other assets	14,111	12,055
Total assets	$292,799	$227,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,350	$21,605
Accrued compensation	8,262	4,232
Warranty	3,532	1,352
Income taxes	262	196
Deferred revenue	9,400	6,782
Current portion of long-term debt	—	14,530
Other current liabilities	4,014	3,401
Total current liabilities	49,820	52,098

Sale leaseback obligation	47,586	—
Long-term deferred revenue	736	449
Other long-term liabilities	6,541	6,755
Total liabilities	104,683	59,302

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 115,721 shares issued and 115,601 shares outstanding at September 30, 2015; 112,849 shares issued and 112,729 shares outstanding at December 31, 2014	116	113
Additional paid-in capital	527,274	519,068
Treasury stock, at cost, 120 shares at September 30, 2015 and December 31, 2014	(1,218)	(1,218)
Accumulated deficit	(337,035)	(350,887)
Accumulated other comprehensive (loss) income	(1,021)	1,276
Total stockholders’ equity	188,116	168,352
Total liabilities and stockholders’ equity	$292,799	$227,654

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$13,852	$(11,430)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,608	3,441
Deferred taxes	84	434
Stock-based compensation expense	4,467	3,779
Provision for excess and obsolete inventory	835	590
Changes in operating assets & liabilities
Accounts receivable	3,541	6,164
Inventories	(19,096)	(13,732)
Prepaid expenses and other current assets	(3,637)	351
Accounts payable and other current liabilities	9,849	(4,849)
Deferred revenue	2,967	372
Income taxes	73	151
Other assets and liabilities	(4,120)	976
Net cash provided by (used for) operating activities	12,423	(13,753)

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,329)	(710)
Net cash used for investing activities	(1,329)	(710)

Cash flows from financing activities
Decrease in restricted cash	764	—
Financing fees and other expenses	(847)	—
Proceeds from exercise of stock options	3,537	2,058
Principal payments on term loan	(14,530)	(185)
Principal payments on sale leaseback obligation	(392)	—
Proceeds from sale leaseback obligation	48,940	—
Proceeds from Employee Stock Purchase Plan	213	227
Net cash provided by financing activities	37,685	2,100
Effect of exchange rate changes on cash and cash equivalents	339	(1,391)
Net increase (decrease) in cash and cash equivalents	49,118	(13,754)
Cash and cash equivalents at beginning of period	30,753	46,290
Cash and cash equivalents at end of period	$79,871	$32,536

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

Note 2.  Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company’s 2000 Stock Plan (the “2000 Stock Plan”), expired on May 1, 2012 and no new grants may be made under that plan after that date.  However, unexpired awards granted under the 2000 Stock Plan prior to their expiration remain outstanding and subject to the terms of the 2000 Stock Plan. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan and the ESPP are more fully described in Note 13 to the consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $1.4 million and $1.6 million for the three month periods ended September 30, 2015 and 2014, respectively.  The Company recognized stock-based compensation expense of $4.5 million and $3.8 million for the nine month periods ended September 30, 2015 and 2014, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

Note 3.         Sale of Corporate Headquarters and Related Leaseback

On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC (“Beverly Properties”), an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of this sale, the Company also entered into a 22-year lease agreement with Beverly Properties, with the right to extend the term of the lease for five successive periods of five years each. The Company will pay rent of $4.7 million for the first year of the lease, with increased annual rent payments thereafter that will increase to $7.3 million in year twenty-two.  At the time of this sale, the Company discharged an outstanding term loan of $14.4 million, with related accrued interest, and paid a pre-payment penalty to Northern Bank and Trust Company for a total payment of $14.8 million. The Company accounted for the sale leaseback transaction as a financing arrangement for financial reporting purposes, as required by applicable accounting standards in light of the Company’s continuing involvement with the property, given the $5.9 million collateralized letter of credit requirement. See Note 10 for further discussion. As such, at the time of sale, the Company recorded a financing obligation in the amount of $48.9 million, less a pre-paid rent amount of $0.4 million, for a net liability of $48.5 million. Upon the adoption of Accounting Standards Update 2015-03, the Company reduced the carrying value of the financing obligation for debt issuance costs related to this transaction by $0.9 million, for a net liability of $47.6 million. See Note 14 for discussion regarding the adoption of this update. The Company classified the liability as long-term due to initial rent payments relating only to interest with future principal payments occurring outside of one year. The Company retained the historical costs of the property and the related accumulated depreciation on its financial books within property, plant and equipment and will continue to depreciate the property for financial reporting purposes over the remaining useful life as originally determined. The associated lease payments, less the portion considered to decrease the financing liability, will be recorded as interest expense using the effective interest method. The implicit interest rate on the associated cash flows during the initial 22 year lease term is 10.65%. See Note 13 for the schedule of contractual lease payments relating to the lease obligation.

The Company does not anticipate any federal or state tax liability associated with the taxable gain on the sale of the building due to its current level of net operating loss carry forwards and has not provided for any federal or state tax expense.

Note 4.  Computation of Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted income (loss) per share is similar to basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares from stock options and restricted stock units (RSUs) had been issued, calculated using the treasury stock method.

The components of net income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss) available to common stockholders	$6,101	$(4,704)	$13,852	$(11,430)

Weighted average common shares outstanding used in computing basic income (loss) per share	114,799	111,701	113,918	111,191
Incremental options and RSUs	7,063	—	6,702	—
Weighted average common shares outstanding used in computing diluted net income (loss) per share	121,862	111,701	120,620	111,191

Net income (loss) per share
Basic	$0.05	$(0.04)	$0.12	$(0.10)
Diluted	$0.05	$(0.04)	$0.11	$(0.10)

The Company incurred net losses for the three and nine month periods ended September 30, 2014, and has excluded the incremental shares attributable to outstanding stock options and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive. The following table sets forth the number of incremental shares excluded from the calculation above:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Incremental shares excluded from the calculation of net loss per share	—	4,296	—	4,550

Note 5.  Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2015:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2014	$1,920	$(644)	$1,276
Other comprehensive (loss) and pension reclassifications (1)	(2,353)	56	(2,297)
Balance at September 30, 2015	$(433)	$(588)	$(1,021)

(1)         Pension amount presented before taxes as the tax effect was not material to the consolidated financial statements.

Note 6.         Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Raw materials	$71,940	$65,723
Work in process	30,792	22,358
Finished goods (completed systems)	17,335	15,982
	$120,067	$104,063

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of September 30, 2015 and December 31, 2014, inventories are stated net of inventory reserves of $17.3 million and $23.6 million, respectively.

During the three months and nine months ended September 30, 2014, the Company recorded a charge to cost of sales of $0.6 million and $1.0 million, respectively, due to production levels below normal capacity.

Note 7.         Restructuring Charges

In 2014, the Company had severance and other costs related to reductions in force. As of September 30, 2015, the Company satisfied its restructuring liability which consisted primarily of severance and related costs and were included in other current liabilities. The related activity is as follows:

(in thousands)
Balance at December 31, 2014	$481
Severance and related costs	18
Other adjustments	(20)
Cash payments	(479)
Balance at September 30, 2015	$—

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

The changes in the Company’s standard product warranty liability are as follows:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Balance at January 1 (beginning of year)	$1,526	$1,428
Warranties issued during the period	3,543	1,028
Settlements made during the period	(1,611)	(1,511)
Changes in estimate of liability for pre-existing warranties during the period	345	264
Balance at September 30 (end of period)	$3,803	$1,209

Amount classified as current	$3,532	$1,160
Amount classified as long-term	271	49
Total warranty liability	$3,803	$1,209

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

(b)         Assets Measured at Fair Value

The Company’s money market funds are included in cash and cash equivalents in the consolidated balance sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets. The Company’s sale leaseback obligation relating to the sale of our corporate headquarters is carried at amortized cost, which approximates fair value based on an implied borrowing rate of 10.65%. The underlying cash flow associated with our lease payments is being applied to both an interest and principal component using the effective interest method over the associated lease term. The liability is categorized as level 3 within the fair value hierarchy. The Company’s term loan as of December 31, 2014 was carried at amortized cost, which approximated fair value, based on market pricing of similar debt instruments and was categorized as level 2 within the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy:

	September 30, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$63,614	$—	$—	$63,614
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$7,004	$—	$—	$7,004
Liabilities
Term loan	$—	$14,530	$—	$14,530

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

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Properties. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.6 million as of September 30, 2015. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. See Note 3 above for further discussion.

Credit Facility

The Company had a revolving credit facility with Silicon Valley Bank, dated October 31, 2013, which the Company terminated in October 2015. Under this revolving credit facility, the Company had the ability to borrow up to $10.0 million on a revolving basis during its two year term.  The Company’s ability to borrow under this line of credit was limited to 80% of the then current amount of qualified accounts receivable. As of September 30, 2015, the Company had not drawn down on the line of credit, although a portion of the availability was being used to support outstanding letters of credit in the amount of $6.9 million, which included the $5.9 million associated to the security deposit for the sale leaseback transaction. Concurrent to the credit facility expiration, these letters of credit were cash collateralized and will be classified as restricted cash.

At September 30, 2015, the Company’s available borrowing capacity under the revolving credit facility was $3.1 million.

Note 11.  Income Taxes

Income tax expense relates principally to operating results of foreign subsidiaries in Europe and Asia, where the Company earns taxable income and does not have offsetting net operating loss carryforwards. The Company has significant net operating loss carryforwards available to offset income taxes in the U.S and certain foreign tax jurisdictions and, as a result, has not provided for significant income taxes in those jurisdictions.

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

Note 12. Concentration of Risk

For the three months ended September 30, 2015, two customers accounted for approximately 32.8% and 16.1% of consolidated revenue. For the nine months ended September 30, 2015, one customer accounted for approximately 33.0% of consolidated revenue.

For the three months ended September 30, 2014, two customers accounted for approximately 11.0% and 10.5% of consolidated revenue. For the nine months ended September 30, 2014, two customers accounted for approximately 18.8% and 10.8% of consolidated revenue.

At September 30, 2015, four customers accounted for 20.5%, 12.3%, 11.8%  and 10.0% of consolidated gross accounts receivable.  At December 31, 2014, two customers accounted for 21.7% and 20.4% of consolidated accounts receivable.

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

(c) Lease Commitments

In addition to the lease commitments as described within Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for our year ending December 31, 2014, in January 2015, the Company entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with our lease obligation as of September 30, 2015:

Lease Obligation
(in thousands)
2015	$1,175
2016	4,815
2017	5,315
2018	5,470
2019	5,594
Thereafter	109,567
Total lease payments	$131,936
Less interest portion	(84,350)
Sale leaseback obligation	$47,586

Note 14. Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU No. 2015-03, effective on January 1, 2015. Our balance sheet at December 31, 2014 was not retrospectively adjusted, due to the immateriality of the effect of the adoption of this ASU. The Company’s balance sheet presentation as of September 30, 2015 netted all capitalized costs associated with our lease obligation. See Note 3 above regarding the amounts recognized relating to the lease obligation.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which changes the inventory measurement principles for entities using the first-in, first-out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. The amendments are effective for annual and interim periods beginning after December 15, 2016. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Axcelis is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry worldwide.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our net revenue from our ten largest customers accounted for 77.9% of total revenue for the nine months ended September 30, 2015.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Product	93.0%	84.0%	92.7%	86.9%
Services	7.0	16.0	7.3	13.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	57.6	48.9	59.5	52.4
Services	5.6	11.8	6.0	11.0
Total cost of revenue	63.2	60.7	65.5	63.4
Gross profit	36.8	39.3	34.5	36.6
Operating expenses:
Research and development	10.8	20.6	10.7	18.4
Sales and marketing	8.0	12.7	7.7	11.0
General and administrative	8.3	14.0	8.2	13.1
Restructuring charges	—	5.9	—	1.9
Total operating expenses	27.1	53.2	26.6	44.4
Income (loss) from operations	9.7	(13.9)	7.9	(7.8)
Other (expense) income:
Interest income	—	—	—	—
Interest expense	(1.6)	(0.8)	(1.6)	(0.6)
Other, net	(0.2)	3.5	(0.2)	0.9
Total other (expense) income	(1.8)	2.7	(1.8)	0.3
Income (loss) before income taxes	7.9	(11.2)	6.1	(7.5)
Income taxes	0.2	1.0	0.1	0.6
Net income (loss)	7.7%	(12.2)%	6.0%	(8.1)%

Revenue

The following table sets forth our revenues.

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Revenues:
Product	$73,795	$32,360	$41,435	128.0%	$214,073	$122,170	$91,903	75.2%
Percentage of revenues	93.0%	84.0%			92.7%	86.9%
Services	5,522	6,171	(649)	(10.5)%	16,964	18,351	(1,387)	(7.6)%
Percentage of revenues	7.0%	16.0%			7.3%	13.1%
Total revenues	$79,317	$38,531	$40,786	105.9%	$231,037	$140,521	$90,516	64.4%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades, and used systems was $73.8 million, or 93.0% of revenue during the three months ended September 30, 2015, compared with $32.4 million, or 84.0% of revenue for the three months ended September 30, 2014. The $41.4 million increase in product revenue for the three month period ending September 2015 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2015 and December 31, 2014 was $10.1 million and $7.2 million, respectively. The increase in deferred revenue is primarily due to additional volume of system sales and to a lesser extent, the timing of the acceptance of system sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.5 million, or 7.0 % of revenue for the three months ended September 30, 2015, compared with $6.2 million, or 16.0% of revenue for the three months ended September 30, 2014. Services revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Product

Product revenue was $214.1 million, or 92.7% of revenue for the nine months ended September 30, 2015, compared with $122.2 million, or 86.9% of revenue for the nine months ended September 30, 2014. The $91.9 million increase in product revenue for the nine month period ending September 2015 was primarily driven by an increase in the number of Purion systems sold.

Services

Services revenue was $17.0 million, or 7.3% of revenue for the nine months ended September 30, 2015, compared with $18.4 million, or 13.1% of revenue for the nine months ended September 30, 2014. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by systems and aftermarket, as described below.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Systems

Included in total revenue of $79.3 million during the three months ended September 30, 2015 is revenue from sales of systems of $47.0 million, or 59.3% of total revenue, compared with $8.4 million, or 21.9%, of total revenue for the three months ended September 30, 2014. The increase was due to higher sales of our Purion systems, reflecting market share gains and an improved semiconductor equipment market.

Aftermarket

We refer to the business of selling spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $79.3 million during the three months ended September 30, 2015 is revenue from our aftermarket business of $32.3 million, which increased by $2.2 million compared to $30.1 million for the three months ended September 30, 2014. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Systems

Included in total revenue of $231.0 million during the nine months ended September 30, 2015 is revenue from sale of systems of $131.1 million, or 56.7% of total revenue, compared with $51.8 million, or 36.8% of total revenue for the nine months ended September 30, 2014. The increase was due to higher sales of our Purion systems, reflecting market share gains and an improved semiconductor equipment market during the first nine months of 2015.

Aftermarket

Included in total revenue of $231.0 million during the nine months ended September 30, 2015 is revenue from our aftermarket business of $99.9 million, which increased $11.1 million, or 43.3% of total revenue, compared to $88.8 million, or 63.2% of total revenue for the nine months ended September 30, 2014.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Gross Profit:
Product	$28,097	$13,537	$14,560	107.6%	$76,630	$48,524	$28,106	57.9%
Product gross margin	38.1%	41.8%			35.8%	39.7%
Services	1,082	1,607	(525)	(32.7)%	3,103	2,844	259	9.1%
Services gross margin	19.6%	26.0%			18.3%	15.5%
Total gross profit	$29,179	$15,144	$14,035	92.7%	$79,733	$51,368	$28,365	55.2%
Gross margin	36.8%	39.3%			34.5%	36.6%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Product

Gross margin from product revenue was 38.1% for the three months ended September 30, 2015, compared to 41.8% for the three months ended September 30, 2014. The decrease in gross margin of 3.7 percentage points resulted from significantly higher system sales volume of new Purion systems at lower initial margins.

Services

Gross margin from services revenue was 19.6% for the three months ended September 30, 2015, compared to 26.0% for the three months ended September 30, 2014. The decrease in gross margin was attributable to changes in the mix of service contracts.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Product

Gross margin from product revenue was 35.8% for the nine months ended September 30, 2015, compared to 39.7% for the nine months ended September 30, 2014. The decrease in gross margin of 3.9 percentage points resulted from the net effect of significantly higher system sales volume of new Purion systems at lower initial margins and decrease in the mix of higher margin parts and upgrade revenue.

Services

Gross margin from services revenue was 18.3% for the nine months ended September 30, 2015, compared to 15.5% for the nine months ended September 30, 2014. The increase in gross margin was attributable to changes in the mix of service contracts and lower overall service costs.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$8,581	$7,950	$631	7.9%	$24,679	$26,052	$(1,373)	(5.3)%
Percentage of revenues	10.8%	20.6%			10.7%	18.4%
Sales and marketing	6,322	4,891	1,431	29.3%	17,808	15,404	2,404	15.6%
Percentage of revenues	8.0%	12.7%			7.7%	11.0%
General and administrative	6,584	5,380	1,204	22.4%	18,916	$18,356	560	3.1%
Percentage of revenues	8.3%	14.0%			8.2%	13.1%
Restructuring charges	—	2,288	(2,288)	(100.0)%	18	2,648	(2,630)	(99.3)%
Percentage of revenues	—%	5.9%			0.0%	1.9%
Total operating expenses	$21,487	$20,509	$978	4.8%	$61,421	$62,460	$(1,039)	(1.7)%
Percentage of revenues	27.1%	53.2%			26.6%	44.4%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected variable incentive plan payouts, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $13.2 million and $36.4 million, or 61.4% and 59.3%, of our total operating expenses for the three and nine-month periods ended September 30, 2015, respectively. Excluding restructuring costs for the three and nine month periods ended September 30, 2014, personnel costs were $10.5 million and $34.9 million, or 57.6% and 58.4%, of our total operating expenses, respectively.

Research and Development

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$8,581	$7,950	$631	7.9%	$24,679	$26,052	$(1,373)	(5.3)%
Percentage of revenues	10.8%	20.6%			10.7%	18.4%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Research and development expense was $8.6 million during the three months ended September 30, 2015; an increase of $0.6 million compared with $8.0 million during the three months ended September 30, 2014. The increase in expense was primarily due to an increase in personnel costs associated with the Company’s variable incentive plan.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Research and development expense was $24.7 million during the nine months ended September 30, 2015; a decrease of $1.4 million compared with $26.1 million during the nine months ended September 30, 2014. The decrease was due to overall lower personnel costs driven by reduced headcount from the previous year as well as a spike in labor and materials costs experienced in the prior year relating to the roll out of our Purion platform partially offset by higher variable incentive plan expense.

Sales and Marketing

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$6,322	$4,891	$1,431	29.3%	$17,808	$15,404	$2,404	15.6%
Percentage of revenues	8.0%	12.7%			7.7%	11.0%

Our sales and marketing expenses are incurred primarily in the sale of our equipment and services through our direct sales force.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Sales and marketing expense was $6.3 million during the three months ended September 30, 2015; an increase of $1.4 million, or 29.3%, compared with $4.9 million during the three months ended September 30, 2014. The increase was primarily due to variable incentive plan expense and other compensation expenses as well as higher new tool evaluation costs.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Sales and marketing expense was $17.8 million during the nine months ended September 30, 2015; an increase of $2.4 million, or 15.6%, compared with $15.4 million during the nine months ended September 30, 2014.  The increase was primarily due to variable incentive plan expense and other compensation expenses as well as higher new tool evaluation costs.

General and Administrative

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$6,584	$5,380	$1,204	22.4%	$18,916	$18,356	$560	3.1%
Percentage of revenues	8.3%	14.0%			8.2%	13.1%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

General and administrative expense was $6.6 million during the three months ended September 30, 2015; an increase of $1.2 million, or 22.4% compared with $5.4 million during the three months ended September 30, 2014. The increase was primarily due to variable incentive plan expense.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

General and administrative expense was $18.9 million during the nine months ended September 30, 2015; an increase of $0.6 million, or 3.1%, compared with $18.4 million during the nine months ended September 30, 2014. The increase was primarily due to variable incentive plan expense, partially offset by a reduction in salaries due to reduced headcount from the previous year.

Restructuring Charges

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Restructuring charges	$—	$2,288	$(2,288)	(100.0)%	$18	$2,648	$(2,630)	(99.3)%
Percentage of revenues	—%	5.9%			0.0%	1.9%

We implemented reductions in force in prior periods to improve the focus of our operations, control costs, achieve profitability and conserve cash. As a result of these actions, we recorded minor adjustments to restructuring expense in the nine months ended

September 30, 2015, compared to $2.3 million and $2.6 million in restructuring expense for severance and related costs during the three and nine month periods ended September 30, 2014.

Other (Expense) Income

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Other (expense) income, net	$(1,434)	$1,050	$(2,484)	(236.6)%	$(4,162)	$476	$(4,638)	(974.4)%
Percentage of revenues	(1.8)%	2.7%			(1.8)%	0.3%

Other (expense) income consists primarily of foreign exchange gains and losses attributable to fluctuations against the local currencies of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to financing arrangements.

Other expense was $1.4 million for the three months ended September 30, 2015, compared to income of $1.1 million for the three months ended September 30, 2014. The increase in other expense was primarily driven by charges incurred related to the sale leaseback of our corporate headquarters facility. The Company recorded $1.3 million in interest expense associated with the lease of our headquarters in Beverly, which is being accounted for as a financing obligation. See Note 3 for further discussion.

Other expense was $4.2 million for the nine months ended September 30, 2015 compared to income of $0.5 million for the nine months ended September 30, 2014.  The increase in other expense was primarily due to an increase in interest expense of $2.8 million, and a decrease to foreign exchange gains of $1.5 million, associated with fluctuations of the U.S. dollar against local currencies of certain countries in which we operate.

During the three and nine month periods ended September 30, 2015 and 2014, with the exception of the lease agreement entered into by the Company relating to the sale leaseback transaction, we had no significant off-balance sheet risk such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Taxes

	Three months ended September 30,		Period-to-Period Change		Nine months ended September 30,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Income taxes	$157	$389	$(232)	(59.6)%	$298	$814	$(516)	(63.4)%
Percentage of revenues	0.2%	1.0%			0.1%	0.6%

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European jurisdictions and, as a result, we do not currently pay significant income taxes in those jurisdictions.  Additionally, we do not recognize the tax benefit for losses in the United States and certain European tax jurisdictions until there is sufficient income such that the tax benefits can be recognized. As stated in Note 3, the Company does not anticipate any federal or state tax liability associated with the taxable gain on the sale of its corporate headquarters. The Company will continue to maintain a full valuation allowance for these tax assets until sustainable future levels of profitability are evident.

Liquidity and Capital Resources

Our liquidity is primarily affected by the rate of sale of our products.  Our established cost structure, other than cost of goods sold, does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending largely on changes in revenue levels.

During the nine month period ended September 30, 2015, the Company generated $12.4 million of cash from operating activities. This was predominately driven by the Company’s income from operations, excluding non-cash charges such as depreciation and amortization and stock based compensation expense. The Company also had increases in accounts payable and deferred revenue of approximately $12.8 million, offset by the increases in inventory and prepaid expenses and other current assets of approximately $22.7 million. In comparison, during the nine month period ended September 30, 2014, the Company used $13.8 million of cash to support operating activities.

Investing activities for the nine months periods ending September 30, 2015 and 2014 included $1.3 million and $0.7 million, respectively, used for capital expenditures.

Financing activities for the nine month period ending September 30, 2015 provided net cash of $37.7 million. This resulted largely from the first quarter 2015 sale of our corporate headquarters building in Beverly, Massachusetts, which provided $48.9 million of gross proceeds, less $0.4 million for prepaid rent, for a net amount of $48.5 million. Also in the first quarter, the Company paid $14.5 million to Northern Bank & Trust Company relating to a scheduled principal payment on a term loan, followed by a discharge of the loan, which was secured by the property sold. This loan discharge resulted in a $0.8 million decrease in our restricted cash balance. The Company incurred $0.8 million of related financing expenses associated with this transaction. Also included in cash provided by financing activities in the nine month period was $3.8 million received relating to the exercise of stock options and purchases of Company stock through the Employee Stock Purchase Plan. In comparison, financing activities for the nine month period ending September 30, 2014 included $2.1 million of cash received, primarily upon exercise of stock options.

The Company had a revolving credit facility with Silicon Valley Bank, dated October 31, 2013, which the Company terminated in October 2015. Under this revolving credit facility, the Company had the ability to borrow up to $10.0 million on a revolving basis during its two year term.  The Company’s ability to borrow under this line of credit was limited to 80% of the then current amount of qualified accounts receivable. As of September 30, 2015, the Company had not drawn down on the line of credit, although a portion of the availability was being used to support outstanding letters of credit in the amount of $6.9 million, which included the $5.9 million associated to the security deposit for the sale leaseback transaction. Concurrent to the credit facility expiration, these letters of credit were cash collateralized and will be classified as restricted cash.

At September 30, 2015, the Company’s available borrowing capacity under the revolving credit facility was $3.1 million.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents, will be sufficient to satisfy our anticipated cash requirements for the short and long-term. In the event that demand for our products declines in future periods, we believe we can align manufacturing and operating spending levels to the changing business conditions and provide sufficient liquidity to support operations. Our expectation for adequate liquidity is subject to risks that may cause our actual results to differ materially from our expectations.  These risks include the timing and degree of customer acceptance of our products, the continuing demand for ion implantation equipment, overall activity levels of semiconductor manufacturing, competitive pressure on sales and pricing, increases in material and other production costs that cannot be recouped in product pricing and global economic, political and financial conditions.

Commitments and Contingencies

Other than the lease obligation related to the sale leaseback of our Corporate headquarters shown in the table below, significant commitments and contingencies at September 30, 2015 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The following represents all material changes from our prior year end to our contractual obligations as of September 30, 2015 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2015	2016-2019	2020-2037
Lease obligation	$131,936	$1,175	$21,194	$109,567
Total	$131,936	$1,175	$21,194	$109,567

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2015, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2015, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2014.

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

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2015. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2015. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2015. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2015. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

DATED: November 5, 2015	By:	/s/ KEVIN J. BREWER
Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer