Form 10-K
period 2015-12-31
AXCELIS TECHNOLOGIES INC
filed 2016-03-04
CIK 1113232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015: $285,790,269

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 1, 2016: 116,152,261.

Documents incorporated by reference:

         Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.'s Annual Meeting of Stockholders to be held on May 4, 2016 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business.

Overview of Our Business

        Axcelis Technologies, Inc. ("Axcelis," the "Company," "we," "us," or "our") designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products are the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represents 93.7% of our revenue in 2015 with the remaining 6.3% of revenue derived from other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

        Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. Periodically the semiconductor device industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. For example, the use of 200mm wafers in production began at the end of the 1980s. The migration from 200mm to 300mm began at the end of the 1990s. The majority of wafer fabrication facilities today are using wafers with a diameter of 300mm. In 2015, Axcelis derived 87.0% of total systems revenue (a component of product revenue) from sales of 300mm equipment. In 2011, industry participants began planning for the next wafer size transition, to 450mm diameter wafers. The schedule for this future transition will vary by customer, but is not anticipated before 2020.

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

        Our financial results in 2015 reflect our continued investment of a significant portion of our resources in research and development programs related to our leading edge Purion ion implantation platform and the market introduction and sales of Purion H systems. These results also reflect our efforts to maintain tight control of discretionary spending. We expect customer demand for our Purion products to continue to grow.

Axcelis' Strategy

        Axcelis' 2016 strategic initiatives are:

  •
  Achieve implant market share goals by further expansion of our Purion customer base across all segments:

  •
  Capitalize on strength in memory

  •
  Grow in non-leading edge foundry/logic

  •
  Leverage technical differentiators in leading edge foundry/logic

  •
  Increase aftermarket revenues by delivering differentiated high value products in each business segment, including upgrades, spares, consumables, service and used tools

  •
  Enhance profitability and cash generation

  •
  Improve gross margins

        We have continued to invest in research and development through the industry cycles to assure our products meet the needs of our customers. We take pride in our scientists and engineers who continue to add to our portfolio of patents and unpatented proprietary technology to ensure that our investment in technology leadership is translated into unique product advantages. We strive for operational excellence by focusing on ways to lower our product, manufacturing and design costs and to improve our delivery times to our customers. We will continue to use our Global Customer Teams and a focused account management structure to maintain and strengthen our customer relationships and increase customer satisfaction. Finally, we will maintain a strong cash balance to insure that we have enough capital to fund a potential ramp in our business.

Ion Implantation Systems

        Ion implantation is a principal step in the transistor formation cycle of the semiconductor manufacturing process. An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a wafer. These dopants are ionized and therefore have electric charges. With an electric charge they can be manipulated, moved and accelerated with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined amount of energy (ranging between several hundred and three million electron-volts) and with a precisely defined amount of beam current (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a "stencil" to pattern devices so that the dopants will only enter the wafer where needed. The dopants change the electrical properties of the silicon wafer to create the active components of a chip, called the transistors. Typical process flows require twenty implant steps, with the most advanced processes requiring thirty or more. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt (angle of wafer relative to the ion beam).

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

The Purion Platform and Family of Ion Implanters

        Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Our flagship systems are all based on a common Purion platform which offers purity, precision and productivity by combining a high-speed, state-of-the-art single wafer end station, enabling unmatched throughput (500 wafers per hour), and an advanced spot beam that ensures that all points across the wafer see the same beam at the same beam angle, resulting in exceptional process control and maximum yield.

  •
  High Energy Implant.  Our Purion XE high energy system, combines Axcelis' production-proven RF Linac high energy, spot beam technology with the Purion platform. Axcelis is a market leader in high energy ion implanters, and we expect to maintain our leadership in the high energy segment through sales of both our multi-wafer legacy high energy systems and the Purion XE. In 2015, we secured three new customers for the Purion XE in six different fabrication facilities. We also introduced the Purion VXE, which offers a higher energy range.

  •
  Medium Current Implant.  Our Purion M medium current system offers higher productivity and lower cost of ownership than competitive offerings, in addition to other advantages. Four customers, in both the memory and leading edge foundry segments, have the Purion M in production in 2015. We received follow-on orders from existing customers and obtained a new customer Purion M design-win. We also invested in technology that facilitates the manufacture of specialty devices on the Purion M, such as silicon carbide.

  •
  High Current Implant.  Our Purion H high current system fulfills all traditional high current requirements while extending beyond traditional high current energy and dose ranges. In order to maximize utilization and flexibility, the Purion H can process some traditional mid-current implants. In addition, the Purion H is extendable into ultra-low energy applications to satisfy future process requirements, including leakage current performance. We currently have four customers using the Purion H in production, and in 2015 we received multiple orders from one leading edge memory customer.

        We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility. Our goal is to recapture ion implant market share leadership by the end of 2017.

Dry Strip

        In December 2012, Lam Research Corporation ("Lam") purchased the intellectual property rights relating to our dry strip systems business. As a result of this transaction, we ceased the sale of 300mm dry strip wafer processing equipment in September 2013. In 2015, we and Lam agreed to extend the period of time in which we could sell dry strip systems for smaller wafers. Under the original agreement, our right to sell these systems ended in December 2015. As amended, we may continue to sell dry strip systems for 200mm and 150mm wafers through December 2017, provided royalties will be due to Lam on sales of 16 or more systems during the two year extension period. We will continue to service and support our dry strip installed base indefinitely.

Aftermarket Support and Services

        Through our Global Service Solutions business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture as well as equipment we previously manufactured. We believe that approximately 3,000 of our products are in use in 33 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We provide varying levels of sales, service and applications support out of our field offices to customers located in 33 countries. Revenue generated through our service and support business represented 43.0%, 59.8% and 61.6% of revenue in 2015, 2014 and 2013, respectively.

        To support our aftermarket business, we have approximately 200 staff members, including sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, product, process and applications support. In 2012, Ulvac Techno, an unrelated Japanese company, began providing aftermarket services and support services for our non-implant products in Japan. In September 2015, we elected to terminate this agreement with Ulvac Techno, effective March 31, 2016. After that date, we will offer aftermarket support in Japan directly to customers.

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

        Concurrently with the sale of assets to Lam in December 2012, the Company and Lam entered into a Transition Agreement pursuant to which Lam granted us a worldwide, non-exclusive, non-transferable, royalty-free license to use the dry strip intellectual property rights sold by the Company. The license allowed us to make and sell dry strip wafer processing equipment for semiconductor applications for a limited transition period after the closing and to support our installed base of dry strip equipment on a perpetual basis.

        International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 85.1%, 80.0% and 76.4% of total revenue in 2015, 2014 and 2013, respectively. Substantially all of our sales are denominated in U.S. dollars. See Note 18 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia.

Customers

        In 2015, the top 20 semiconductor manufacturers accounted for approximately 87.7% of total semiconductor industry capital spending, up slightly from 87.5% in 2014. These manufacturers are from the largest semiconductor manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore and China), Japan and Europe. The Company serves leading semiconductor manufacturers.

        Revenue from our ten largest customers accounted for 76.8%, 68.1% and 69.1%, of revenue in 2015, 2014 and 2013, respectively. We expect that sales of our products to relatively few customers will continue to account for a high percentage of revenue for the foreseeable future. In 2015, two customers accounted for 29.3% and 10.5% of revenue, respectively. In 2014, two customers accounted for 17.4% and 12.3% of revenue, respectively. In 2013, one customer accounted for 15.5% of revenue.

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

        Our expenses for research and development were $32.6 million, $33.5 million and $34.8 million in 2015, 2014 and 2013, respectively, or 10.8%, 16.5% and 17.8% of revenue, respectively. We expect that research and development expenditures will continue to represent a similar level of investment in future years.

Manufacturing

        We manufacture products at our 417,000 sq. ft. ISO 9001:2008, ISO 14001:2004 certified plant in Beverly, Massachusetts. Our facility employs best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

        Our clean manufacturing process uses class 1,000/10,000 space to facilitate most of our manufacturing requirements.

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

        Installation of our equipment is provided by factory and field teams. The process includes assembling the equipment at its installation site and after it has been connected, recalibrating it to factory specifications.

Competition

        The semiconductor wafer fabrication equipment industry is highly competitive and is characterized by a small number of participants ranging in size. Significant competitive factors in the semiconductor equipment market include price, cost of ownership, equipment performance, customer support, capabilities and breadth of product line.

        In ion implantation, we mainly compete against Applied Materials, Inc. The Company and Applied Materials are the only ion implant manufacturers with a full range of implant products, and service and support infrastructures able to service our customers globally. Three other niche players we compete with from time to time include Advanced Ion Beam Technology, Inc., Nissin Ion Implantation Co., Ltd. and SEN.

Intellectual Property

        We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2015, we had 320 active patents issued in the United States and 427 active patents granted in other countries, as well as 205 patent applications (48 in the United States and 157 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

        Systems backlog, including deferred systems revenue, was $22.5 million and $37.9 million as of December 31, 2015 and 2014, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and typically are due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

        Bookings in the quarter ended December 31, 2015 were $26.1 million compared to $56.1 million in the quarter ended December 31, 2014.

Employees

        As of December 31, 2015, we had 774 employees and 34 temporary staff worldwide, of which 585 work in North America, 174 in Asia and 49 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

Executive Officers of the Registrant

        Mary G. Puma, 58, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation, North Shore Medical Center and Semiconductor Equipment and Materials International (SEMI).

        Kevin J. Brewer, 57, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company's Electronic Systems and Missile Systems groups.

        Lynnette C. Fallon, 56, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

        William Bintz, 59, has been our Executive Vice President, Product Development, Engineering and Marketing since 2011. Prior to that, he was our Senior Vice President, Marketing since September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

        John E. Aldeborgh, 59, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions, at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

        Douglas A. Lawson, 55, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

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

A significant portion of our revenue depends on customers electing to buy aftermarket products and services from Axcelis

        Historically, a significant portion of our product revenue and all of our service revenue relates to our sale of "aftermarket" products and services, which include parts, consumables, upgrades, service contracts, and time and materials billings. Some of our customers purchase less aftermarket products and services, often training their own staff to maintain and service semiconductor equipment rather than relying on the equipment manufacturer for these services. In addition, we compete against third party parts suppliers for the sale of parts and consumables that are not protected by patents or otherwise proprietary. To the extent our customers purchase parts and services from other vendors or provide their own system maintenance labor, our revenue will be less.

Our financial results may fluctuate significantly.

        We derive our new systems revenue from the sale of a relatively small number of expensive products to a small number of customers. The list prices on our ion implant systems range from $1.8 million to $5.5 million. We also sell used equipment in our aftermarket business. At our current sales level, each sale, or failure to make a sale, has a significant effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems, warranty costs and impact of changes to inventory reserves. New product introductions may also affect our gross margins. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

Our financial results may fall short of anticipated levels because forecasting revenue and profitability is complex and may be inaccurate.

        Management may from time to time provide financial forecasts. These forecasts are based on assumptions which are believed to be reasonable when made, of fab utilization, shipment timing and system acceptance timing. Any of these assumptions can prove erroneous and the level of revenue recognizable in a particular quarter may vary from the forecast. Our lengthy sales cycle, coupled with customers' competing capital budget considerations, make the timing of customer orders difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenue and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially affect our financial results.

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

        Historically, we have sold a significant portion of our products and services to a limited number of fabricators of semiconductor products. For example, in 2015, our top ten customers accounted for 76.8% of our net sales, in comparison to 68.1% and 89.1% in 2014 and 2013, respectively. None of our customers has entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer could adversely affect us. The ongoing consolidation of semiconductor manufacturers may also increase the harmful effect of losing one or more significant customers.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenue from outside the United States, especially from Asia.

        We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries and branches, accounted for 84.8% of total revenue in 2015 in comparison to 80.0% of total revenue in 2014 and 76.4% in 2013. Ion Implanter system shipments to Asian customers represented 78.9% of total shipment dollars in 2015 in comparison to 78.3% in 2014 and 77.8% in 2013. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

        Our business depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, particularly in the Boston metropolitan area, as well as in other locations around the world. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience insufficient levels of staffing to fully develop, manufacture and market our products and perform services for our customers. As a result, our growth could be limited or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction, all of which could adversely affect our financial results.

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

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of our foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the year ended December 31, 2015, approximately 24.7% of our revenue was derived from foreign operations with this inherent risk. In addition, at December 31, 2015, our operations outside of the United States accounted for approximately 20.7% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

We are subject to cyber security risks, which could adversely affect our business.

        We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like any system, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

If operations were disrupted at Axcelis' primary manufacturing facility and warehouse it would have a negative impact on our business.

        We have one primary manufacturing facility and warehouse, located in Massachusetts. Its operations could be subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers and could result in cancellation of orders or loss of customers, which could seriously harm our business.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is principally used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters. We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations. See the discussion of the sale and leaseback of our principal facility in Note 3 to the financial statements included in Part IV of this Form 10-K.

        We own 23 acres of undeveloped property in Beverly, Massachusetts, adjacent to our headquarters.

        As of December 31, 2015, the Company also leased 36 other properties, of which 11 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Italy and Germany. These properties are used for sales and service offices and warehousing.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low closing sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of March 4, 2016, we had approximately 4,000 stockholders of record. We have never paid any cash dividends to our shareholders and do not anticipate paying cash dividends in the foreseeable future.

	Common Stock Price
	High	Low
2014
First Quarter	$2.51	$2.11
Second Quarter	$2.25	$1.54
Third Quarter	$2.12	$1.71
Fourth Quarter	$2.56	$1.80
2015
First Quarter	$2.88	$2.35
Second Quarter	$3.24	$2.49
Third Quarter	$3.41	$2.39
Fourth Quarter	$3.06	$2.34

Item 6.    Selected Financial Data.

        The following selected consolidated statements of operations data for each of the three years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10-K. The selected consolidated balance sheets data as of December 31, 2013 and 2012, and the statements of operations data for the years ended December 31, 2012 and 2011, have been derived from the audited financial statements contained in our Form 10-K filed on March 11, 2014. The consolidated balance sheets data as of December 31, 2011 has been derived from the audited financial statements contained in our Form 10-K filed on March 1, 2013.

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

	Years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$301,495	$203,051	$195,632	$203,385	$319,416
Gross profit	101,706	70,164	67,935	58,171	114,737
Income (loss) from operations	20,718	(10,661)	(14,618)	(30,938)	7,132
Income (loss) before income taxes	15,205	(10,167)	(16,104)	(32,388)	7,471
Net income (loss)	14,678	(11,266)	(17,144)	(34,034)	5,077
Net income (loss) per share:
Basic	$0.13	$(0.10)	$(0.16)	$(0.32)	$0.05
Diluted	$0.12	$(0.10)	$(0.16)	$(0.32)	$0.05
Shares used in computing basic and diluted per share amounts:
Basic	114,378	111,450	108,869	107,619	106,234
Diluted	120,916	111,450	108,869	107,619	109,098
Consolidated balance sheets data:
Cash and cash equivalents	$78,889	$30,753	$46,290	$44,986	$46,877
Working capital	192,085	133,037	149,448	145,443	164,561
Total assets	288,280	227,654	233,549	222,158	269,245
Long-term liabilities	53,652	7,204	22,087	6,300	7,218
Stockholders' equity	190,260	168,352	176,002	186,076	214,555

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

        A successful semiconductor equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must design its business to thrive during the inevitable low points in the cycle. Our financial results in 2015 reflect our investment of a significant portion of our resources in research and development programs related to our Purion ion implantation platform and the market introduction and initial sales of Purion systems. These results also reflect our efforts to maintain control of discretionary spending.

        In 2014, we introduced the Purion H high current system. This system is critically important to the Company since it addresses the largest segment of the ion implant market, which represents 60% of the total $800 million to $1 billion ion implant market. We shipped seventeen Purion H high current ion implanters in 2015. We expect customer demands for our products to increase through 2016. Throughout 2016, we expect to continue to grow Purion system sales and improve gross margins while maintaining tight control of our cost structure, which we expect will yield improved financial results throughout 2016.

        Consolidation and partnering within the semiconductor manufacturing industry has resulted in a smaller number of customers representing a substantial portion of our business. Our net revenue from our ten largest customers accounted for 76.8% of total revenue for the year ended December 31, 2015 compared to 68.1% and 69.1% of revenue for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, the Company had two customers representing 29.3% and 10.5% of total revenue, respectively.

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

Revenue Recognition

        Our revenue recognition policy involves significant judgment by management. As described below, we consider a broad array of facts and circumstances in determining when to recognize revenue, including contractual service obligations to the customer, the complexity of the customer's post-delivery acceptance provisions, payment history, customer creditworthiness and the installation process. In the future, if the post-delivery acceptance provisions and installation process become more complex or result in a materially lower rate of acceptance, we may have to revise our revenue recognition policy, which could delay the timing of revenue recognition.

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

        Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes the greater of (i) the relative selling price of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention"). The selling price of elements such as extended warranty for support, spare parts and support labor is also based on BESP. For the majority of regions, the selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately, or VSOE. In regions where VSOE does not exist the Company uses BESP.

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

        We did not record an impairment charge for the years ended December 31, 2015, 2014 or 2013.

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

Inventory—Allowance for Excess and Obsolescence and Lower of Cost or Market

        We record an allowance for estimated excess and obsolete inventory and lower of cost or market. The allowance is determined using management's assumptions of materials usage, based on estimates of forecasted and historical demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

        Although we make every effort to ensure the accuracy of our forecasts or product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technical developments would significantly impact the value of our inventory and our reported operating results. In the future, if we determine that inventory needs to be written down, the Company will recognize such costs in our cost of revenue at the time of such determination. If we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

        In limited circumstances, we also issue stock option grants with vesting based on performance or market conditions, such as the price of our common stock, or, a combination of time or market conditions. The fair values and derived service periods for all grants that have vesting based on market conditions are estimated using the Monte Carlo valuation method. For each stock option grant with vesting based on a combination of time or market conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

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

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows for the years ended December 31, 2015, 2014 and 2013.

Income Taxes

        We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and net operating loss and tax credit carryforwards.

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

        Based on our level of deferred tax assets as of December 31, 2015 and our level of historical U.S. losses, we have determined that the current uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is required on a portion of our foreign deferred tax assets.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenue:

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product	92.5%	88.3%	86.7%
Services	7.5	11.7	13.3

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	60.1	55.8	54.5
Services	6.2	9.7	10.8

Total cost of revenue	66.3	65.5	65.3

Gross profit	33.7	34.5	34.7
Operating expenses:
Research and development	10.8	16.5	17.8
Sales and marketing	7.7	10.2	10.8
General and administrative	8.3	11.8	13.0
Gain on sale of dry strip systems assets and intellectual property	—	—	(0.6)
Restructuring charges	—	1.3	1.2

Total operating expenses	26.8	39.8	42.2

Income (loss) from operations:	6.9	(5.3)	(7.5)
Other income (expense):
Interest income	—	—	—
Interest expense	(1.7)	(0.5)	(0.3)
Other, net	(0.2)	0.8	(0.5)

Total other income (expense)	(1.9)	0.3	(0.8)

Income (loss) before income taxes	5.0	(5.0)	(8.3)
Income tax provision	0.1	0.5	0.5

Net income (loss)	4.9%	(5.5)%	(8.8)%

Revenue

        The following table sets forth our revenue:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2015	2014	$	%	2014	2013	$	%
	(dollars in thousands)
Revenue:
Product	$278,875	$179,246	$99,629	55.6%	$179,246	$169,587	$9,659	5.7%
Percentage of revenue	92.5%	88.3%			88.3%	86.7%
Services	22,620	23,805	(1,185)	(5.0)%	23,805	26,045	(2,240)	(8.6)%
Percentage of revenue	7.5%	11.7%			11.7%	13.3%

Total revenue	$301,495	$203,051	$98,444	48.5%	$203,051	$195,632	$7,419	3.8%

2015 Compared with 2014

Product

        Product revenue which includes new system sales, sales of spare parts, product upgrades and used system sales was $278.9 million or 92.5% of revenue in 2015, compared with $179.2 million, or 88.3% of revenue in 2014. The increase in product revenue in 2015 was primarily driven by an increase in the number of Purion systems sold.

        Approximately 13.0% of systems revenue in 2015 was from sales of 200mm products and 87.0% was from sales of 300mm products, compared with 18.1% and 81.9% for sales of 200mm products and 300mm products in 2014, respectively.

        A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2015 and 2014 was $8.5 million and $7.2 million, respectively. The increase was mainly due to the increase in systems sales in 2015 and the timing of acceptance of deferred system sales.

Services

        Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $22.6 million, or 7.5% of revenue for 2015, compared with $23.8 million, or 11.7% of revenue for 2014. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities, which affects the need for equipment service.

2014 Compared with 2013

Product

        Product revenue was $179.2 million or 88.3% of revenue in 2014, compared with $169.6 million, or 86.7% of revenue in 2013. The increase in product revenue in 2014 is attributable to increased spending by semiconductor manufacturers in 2014 compared to 2013.

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

Services

        Services revenue was $23.8 million, or 11.7% of revenue for 2014, compared with $26.0 million, or 13.3% of revenue for 2013. The decrease during 2014 was primarily due to a decrease in fabrication utilization in the semiconductor industry during a portion of 2014.

Revenue Categories used by Management

        In addition to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

2015 Compared with 2014

Ion Implant

        Included in total revenue of $301.5 million in 2015 is revenue from sales of ion implantation products and related service of $282.6 million, or 93.7% of total revenue, compared with $183.1 million, or 90.2%, of total revenue of $203.1 million in 2014. The increase in ion implant's share of total revenue for 2015 reflects a continuing reduction in dry strip revenue following the sale of assets relating to the dry strip product line in December 2012. Total revenue in ion implant increased as our market share increased in 2015 due to our Purion products.

Aftermarket

        We refer to the business of selling spare parts, product upgrades, and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the "aftermarket" business. Included in total revenue of $301.5 million in 2015 is revenue from our aftermarket business of $129.6 million, which increased moderately compared to $121.4 million for 2014. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers' manufacturing facilities which affects the sale of spare parts and demand for equipment service.

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

Gross Profit / Gross Margin

        The following table sets forth our gross profit:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2015	2014	$	%	2014	2013	$	%
	(dollars in thousands)
Gross Profit:
Product	$97,815	$65,961	$31,854	48.3%	$65,961	$62,909	$3,052	4.9%
Product gross margin	35.1%	36.8%			36.8%	37.1%
Services	3,891	4,203	(312)	(7.4)%	4,203	$5,026	(823)	(16.4)%
Services gross margin	17.2%	17.7%			17.7%	19.3%

Total gross profit	$101,706	$70,164	$31,542	45.0%	$70,164	$67,935	$2,229	3.3%

Gross margin	33.7%	34.5%			34.5%	34.7%

2015 Compared with 2014

Product

        Gross margin from product revenue was 35.1% for the twelve months ended December 31, 2015, compared to 36.8% for the twelve months ended December 31, 2014. The decrease in gross profit resulted from the net effect of significantly higher systems sales volume of new Purion systems at lower margins and a decreased mix of parts and upgrade revenue, partially offset by sale of previously written down systems.

Services

        Gross profit from services revenue was 17.2% for the twelve months ended December 31, 2015, compared to 17.7% for the twelve months ended December 31, 2014. The decrease in gross profit is due to lower volumes and changes in the mix and timing of service contracts.

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

Services

        Gross margin from services revenue was 17.7% for the year ended December 31, 2014, compared to 19.3% for the year ended December 31, 2013. The decrease in gross margin is due to lower volumes and changes in the mix and timing of service contracts.

  Operating Expenses

        The following table sets forth our operating expenses:

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2015	2014	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$32,586	$33,533	$(947)	(2.8)%	$33,533	$34,756	$(1,223)	(3.5)%
Percentage of revenue	10.8%	16.5%			16.5%	17.8%
Sales and marketing	23,325	20,713	2,612	12.6%	20,713	21,159	(446)	(2.1)%
Percentage of revenue	7.7%	10.2%			10.2%	10.8%
General and administrative	25,059	23,958	1,101	4.6%	23,958	25,471	(1,513)	(5.9)%
Percentage of revenue	8.3%	11.8%			11.8%	13.0%
Gain on sale of dry strip assets and intellectual property	—	—	—	—%	—	(1,167)	1,167	(100.0)%
Percentage of revenue	—%	—%			—%	(0.6)%
Restructuring charges	18	2,621	(2,603)	(99.3)%	2,621	2,334	287	12.3%
Percentage of revenue	—%	1.3%			1.3%	1.2%

Total operating expenses	$80,988	$80,825	$163	0.2%	$80,825	$82,553	$(1,728)	(2.1)%

Percentage of revenue	26.8%	39.8%			39.8%	42.2%

        Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $47.9 million, or 59.1% of our total operating expenses, for the year ended December 31, 2015; $45.3 million, or 57.9%, of our total operating expenses, excluding the restructuring charge of $2.6 million for the year ended December 31, 2014; and $47.3 million, or 58.1%, of our total operating expenses, excluding the gain on the sale of the dry strip assets and intellectual property of $1.2 million and a restructuring charge of $2.3 million for the year ended December 31, 2013.

Research and Development

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2015	2014	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$32,586	$33,533	$(947)	(2.8)%	$33,533	$34,756	$(1,223)	(3.5)%
Percentage of revenue	10.8%	16.5%			16.5%	17.8%

        Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2015 Compared with 2014

        Research and development expense was $32.6 million in 2015, a decrease of approximately $0.9 million, or 2.8%, compared with $33.5 million in 2014. The decrease was primarily due to lower personnel costs driven by reduced headcount from reduction in force in 2014 and a spike in labor and material costs in the prior year related to the rollout of our Purion platform. This was partially offset by higher variable incentive plan expense in 2015.

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

Sales and Marketing

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2015	2014	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$23,325	$20,713	$2,612	12.6%	$20,713	$21,159	$(446)	(2.1)%
Percentage of revenue	7.7%	10.2%			10.2%	10.8%

        Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2015 Compared with 2014

        Sales and marketing expense was $23.3 million in 2015, an increase of $2.6 million, or 12.6%, compared with $20.7 million in 2014. The increase was primarily due to variable incentive plan expense and other compensation expense as well as higher new tool evaluation costs.

2014 Compared with 2013

        Sales and marketing expense was $20.7 million in 2014, a decrease of $0.4 million, or 2.1%, compared with $21.2 million in 2013. The decrease was primarily due to the reduction in consulting and new tool evaluation costs which decreased by $0.5 million.

General and Administrative

	Years ended December 31,		Period-to-Period Change		Years ended December 31,		Period-to-Period Change
	2015	2014	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$25,059	$23,958	$1,101	4.6%	$23,958	$25,471	$(1,513)	(5.9)%
Percentage of revenue	8.3%	11.8%			11.8%	13.0%

2015 Compared with 2014

        General and administrative expense was $25.1 million in 2015, an increase of $1.1 million, or 4.6% compared with $24.0 million in 2014. The increase was primarily due to variable incentive plan expense.

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

2015 Compared with 2014

        The Company did not record any amounts related to the achievement of any milestones related to the Lam transaction in 2015 or 2014.

2014 Compared with 2013

        The $1.2 million gain on sale of dry strip assets and intellectual property in 2013 was related to the achievement of reaching certain milestones with Lam in 2013.

Restructuring

        During 2014 and 2013 we implemented reductions in force to improve the focus of our operations, control costs, achieve future profitability and conserve cash.

2015 Compared with 2014

        During the year ended December 31, 2015 we recorded an immaterial charge to restructuring expense. During the year ended December 31, 2014 we recorded $2.6 million in restructuring expense for severance and other related costs.

2014 Compared with 2013

        During the year ended December 31, 2014 and 2013, we recorded $2.6 million and $2.3 million, respectively, in restructuring expense for severance and other related costs.

Other (Expense) Income

        Other (expense) income consists primarily of interest relating to our sales leaseback obligation and other financing obligations, foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, as well as interest earned on our invested cash balances.

2015 Compared with 2014

        Other expense for the year ended December 31, 2015 of $5.5 million consists primarily of $4.8 million of interest related to our sales leaseback obligation. Other income for the year ended December 31, 2014 of $0.5 million consists primarily of foreign exchange gain of $1.8 million offset partially by interest expense of $1.1 million associated with the business loan agreement with Northern Bank & Trust Company ("Term Loan").

2014 Compared with 2013

        Other income was $0.5 million for the year ended December 31, 2014 compared to other expense of $1.5 million for the year ended December 31, 2013. Other income (expense) consists primarily of foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, as well as interest earned on our invested cash balances, net of bank fees associated with our financing arrangements and interest expense related to our business loan agreement with Northern Bank & Trust Company.

Income Taxes

        Income tax expense was $0.5 million, $1.1 million and $1.0 million for the year ended December 31, 2015, 2014 and 2013, respectively. Our income tax expense is primarily due to operating results of foreign entities in jurisdictions in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for such losses in the United States and certain European taxing jurisdictions until it is determinable that there will be sufficient income such that the tax benefits can be recognized.

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

        In 2015, $18.3 million of cash was provided by operating activities. This compares to cash used to support operations of $16.0 million in 2014. The $34.4 million increase in cash from operations in 2015 as compared to 2014 was predominately driven by net income from our increased system sales in 2015 which reflects an increase in market demand for our Purion platform. Cash and cash equivalents at

December 31, 2015 was $78.9 million, compared to $30.8 million at December 31, 2014. Approximately $12.7 million of cash was located in foreign jurisdictions as of December 31, 2015. In addition to the cash and cash equivalent balance at December 31, 2015, the Company had $6.9 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the sale leaseback transaction and a $1.0 million letter of credit relating to workers' compensation insurance. Working capital at December 31, 2015 was $192.1 million. At December 31, 2015, the Company had no bank debt.

        Capital expenditures were $1.8 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. Total capital expenditures for 2016 are projected to be approximately $3.0 million. Future capital expenditures beyond 2016 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

        Cash provided by financing activities was $31.4 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. This increase in cash provided by financing activities from the prior year resulted largely from the first quarter 2015 sale of our corporate headquarters building in Beverly, Massachusetts, which provided $48.9 million of gross proceeds, less $0.4 million for prepaid rent, for a net amount of $48.5 million. At the time of this sale, the Company discharged an outstanding term loan of $14.4 million, with related accrued interest, and paid a pre-payment penalty to Northern Bank and Trust Company for a total payment of $14.8 million. The Company incurred $0.8 million of related financing expenses associated with this transaction.

        The Company had a revolving credit facility with Silicon Valley Bank, dated October 31, 2013, which the Company terminated in October 2015. Under this revolving credit facility, the Company had the ability to borrow up to $10.0 million on a revolving basis during its two year term. As of the termination date of this facility, the Company had not drawn down on the line of credit, although a portion of the availability was being used to support outstanding letters of credit in the amount of $6.9 million, which included the $5.9 million associated with the security deposit for the sale leaseback transaction. Concurrent to the credit facility expiration, these letters of credit were cash collateralized and classified as restricted cash.

        In 2015, the Company received proceeds of $4.4 million relating to the exercise of stock options and purchases of Company stock through the Employee Stock Purchase Plan.

        In comparison, in 2014, cash provided by financing activities was $2.8 million, mainly due to proceeds of $3.3 million related to stock option exercises and the employee stock purchase plan. These amounts were partially offset by principal payments of $0.5 million relating to the Term Loan.

        We have outstanding letters of credit and surety bonds in the amount of $8.6 million to support our sale leaseback, workers' compensation insurance program and certain value added tax claims in Europe.

        The following represents our commercial commitments as of December 31, 2015 (in thousands):

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	2016	2017 - 2018
Surety bonds	$1,732	$595	$1,137
Standby letters of credit	6,875	6,875	—

	$8,607	$7,470	$1,137

        The following represents our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due by Period
					2021 - Beyond
Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020
Sale leaseback obligation	$130,761	$4,815	$10,786	$11,313	$103,847
Purchase order commitments	35,750	35,750	—	—
Operating leases	4,014	2,319	1,524	171

	$170,525	$42,884	$12,310	$11,484	$103,847

        We have no off-balance sheet arrangements at December 31, 2015, exclusive of operating leases.

        We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $124.2 million at December 31, 2015. These carryforwards, which expire principally between 2016 and 2034, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

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

        We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We believe that maintaining a strong cash balance is appropriate to fund a potential ramp in business. Should demand for our products decline in future periods, we believe we can align spending levels to provide sufficient liquidity to support operations.

Related-Party Transactions

        There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2015, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash-equivalents at December 31, 2015. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable high investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

        Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local functional currency. During the years ended December 31, 2015 and 2014, approximately 24.7% and 37.8% of our revenue were derived from foreign operations with this inherent risk. In addition, at both December 31, 2015 and 2014, our operations outside of the United States accounted for approximately 20.7% and 26.8% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We do not use derivative financial instruments in managing our foreign currency exchange risk.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

        Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axcelis Technologies, Inc.

        We have audited Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Axcelis Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Axcelis Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 , based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Axcelis Technologies, Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2016

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2016 (the "Proxy Statement") captioned:

  •
  "Proposal 1: Election of Directors,"

  •
  "Board of Directors,"

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
  "Board of Directors," and

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Report:

1)
Financial Statements:

  2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Axcelis Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axcelis Technologies, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects to the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axcelis Technologies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2016

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended December 31,
	2015	2014	2013
Revenue
Product	$278,875	$179,246	$169,587
Services	22,620	23,805	26,045

Total revenue	301,495	203,051	195,632

Cost of revenue
Product	181,060	113,285	106,678
Services	18,729	19,602	21,019

Total cost of revenue	199,789	132,887	127,697

Gross profit	101,706	70,164	67,935
Operating expenses
Research and development	32,586	33,533	34,756
Sales and marketing	23,325	20,713	21,159
General and administrative	25,059	23,958	25,471
Gain on sale of dry strip assets and intellectual property	—	—	(1,167)
Restructuring charges	18	2,621	2,334

Total operating expenses	80,988	80,825	82,553

Income (loss) from operations	20,718	(10,661)	(14,618)
Other (expense) income
Interest income	64	32	44
Interest expense	(4,976)	(1,069)	(457)
Other, net	(601)	1,531	(1,073)

Total other (expense) income	(5,513)	494	(1,486)

Income (loss) before income taxes	15,205	(10,167)	(16,104)
Income tax provision	527	1,099	1,040

Net income (loss)	$14,678	$(11,266)	$(17,144)

Net income (loss) per share
Basic	$0.13	$(0.10)	$(0.16)

Diluted	$0.12	$(0.10)	$(0.16)

Shares used in computing net income (loss) per share
Basic weighted average common shares	114,378	111,450	108,869

Diluted weighted average common shares	120,916	111,450	108,869

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Twelve months ended December 31,
	2015	2014	2013
Net income (loss)	$14,678	$(11,266)	$(17,144)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,664)	(4,150)	695
Actuarial (loss) gain from pension plan, net of benefit (taxes) of $19, $140 and $(15)	(43)	(313)	24

Total other comprehensive (loss) income:	(2,707)	(4,463)	719

Comprehensive income (loss)	$11,971	$(15,729)	$(16,425)

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$78,889	$30,753
Restricted cash	—	825
Accounts receivable, net	36,868	42,794
Inventories, net	115,904	104,063
Prepaid expenses and other current assets	4,792	6,700

Total current assets	236,453	185,135
Property, plant and equipment, net	30,031	30,464
Long-term restricted cash	6,936	—
Other assets	14,860	12,055

Total assets	$288,280	$227,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,849	$21,605
Accrued compensation	9,059	4,232
Warranty	3,363	1,352
Income taxes	143	196
Deferred revenue	7,863	6,782
Current portion of long-term debt	—	14,530
Other current liabilities	4,091	3,401

Total current liabilities	44,368	52,098
Sale leaseback obligation	47,586	—
Long-term deferred revenue	679	449
Other long-term liabilities	5,387	6,755

Total liabilities	98,020	59,302
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 116,101 shares issued and 115,981 shares outstanding at December 31, 2015; 112,849 shares issued and 112,729 shares outstanding at December 31, 2014	116	113
Additional paid-in capital	529,002	519,068
Treasury stock, at cost, 120 shares at December 31, 2015 and 2014	(1,218)	(1,218)
Accumulated deficit	(336,209)	(350,887)
Accumulated other comprehensive income	(1,431)	1,276

Total stockholders' equity	190,260	168,352

Total liabilities and stockholders' equity	$288,280	$227,654

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	108,293	$108	$504,643	$(1,218)	$(322,477)	$5,020	$186,076

Net loss	—	—	—	—	(17,144)	—	(17,144)
Foreign currency translation adjustments	—	—	—	—	—	695	695
Change in pension obligation	—	—	—	—	—	24	24
Exercise of stock options	1,511	2	1,667	—	—	—	1,669
Issuance of shares under Employee Stock Purchase Plan	206	—	436	—	—	—	436
Issuance of restricted common shares	215	—	(26)	—	—	—	(26)
Stock-based compensation expense	—	—	4,272	—	—	—	4,272

Balance at December 31, 2013	110,225	110	510,992	(1,218)	(339,621)	5,739	176,002
Net loss	—	—	—	—	(11,266)	—	(11,266)
Foreign currency translation adjustments	—	—	—	—	—	(4,150)	(4,150)
Change in pension obligation	—	—	—	—	—	(313)	(313)
Exercise of stock options	2,418	3	2,892	—	—	—	2,895
Issuance of shares under Employee Stock Purchase Plan	199	—	446	—	—	—	446
Issuance of restricted common shares	7	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	4,745	—	—	—	4,745

Balance at December 31, 2014	112,849	113	519,068	(1,218)	(350,887)	1,276	168,352

Net income	—	—	—	—	14,678	—	14,678
Foreign currency translation adjustments	—	—	—	—	—	(2,664)	(2,664)
Change in pension obligation	—	—	—	—	—	(43)	(43)
Exercise of stock options	3,036	3	3,918	—	—	—	3,921
Issuance of shares under Employee Stock Purchase Plan	188	—	441	—	—	—	441
Issuance of restricted common shares	28	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	5,582	—	—	—	5,582

Balance at December 31, 2015	116,101	$116	$529,002	$(1,218)	$(336,209)	$(1,431)	$190,260

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

	Twelve months ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$14,678	$(11,266)	$(17,144)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,869	4,589	5,075
Gain on sale of dry strip assets and intellectual property	—	—	(1,167)
Deferred taxes	779	1,266	(1,465)
Stock-based compensation expense	5,575	4,812	4,337
Provision for inventory reserves	1,721	1,817	2,562
Changes in operating assets & liabilities
Accounts receivable	5,171	(7,069)	(11,528)
Inventories	(15,938)	(12,280)	2,209
Prepaid expenses and other current assets	640	(1,384)	125
Accounts payable and other current liabilities	5,997	772	7,308
Deferred revenue	1,360	2,577	(2,181)
Income taxes	(46)	(212)	133
Other assets and liabilities	(6,547)	333	(3,306)

Net cash provided by (used for) operating activities	18,259	(16,045)	(15,042)
Cash flows from investing activities
Proceeds from sale of dry strip assets and intellectual property	—	—	1,200
Expenditures for property, plant and equipment	(1,830)	(896)	(821)
Decrease in restricted cash	—	—	106

Net cash (used for) provided by investing activities	(1,830)	(896)	485
Cash flows from financing activities
Increase in restricted cash	(6,111)	—	(825)
Financing fees and other expenses	(847)	(115)	(560)
Proceeds from exercise of stock options	3,921	2,895	1,669
Proceeds from Employee Stock Purchase Plan	441	446	436
Principal payments on sale leaseback obligation	(392)	—	—
Proceeds from financing obligations	48,940	—	15,000
Principal payments on Term Loan	(14,530)	(470)	—

Net cash provided by financing activities	31,422	2,756	15,720
Effect of exchange rate changes on cash	285	(1,352)	141

Net increase (decrease) in cash and cash equivalents	48,136	(15,537)	1,304
Cash and cash equivalents at beginning of period	30,753	46,290	44,986

Cash and cash equivalents at end of period	$78,889	$30,753	$46,290

Supplemental disclosure of cash flow information Cash paid for:
Income taxes	$669	$931	$737
Interest paid	$3,985	$832	$409
Supplemental disclosure of total cash, cash equivalents, short-term and long-term restricted cash at end of year:
Cash and cash equivalents at end of year	$78,889	$30,753	$46,290
Short-term and long-term restricted cash at end of year	6,936	825	825

Total cash, cash equivalents and restricted cash at end of year	$85,825	$31,578	$47,115

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

        Events occurring subsequent to December 31, 2015 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

        For the year ended December 31, 2015 the Company had no material foreign exchange gains or losses. For the year ended December 31, 2014 the Company realized $1.8 million of foreign exchange gains. For the year ended December 31, 2013 the Company realized $0.3 million of foreign exchange loss.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

(f)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.

        Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Land and buildings (under lease)	Lesser of the lease term or estimated useful life of the asset
Machinery and equipment	3 to 10 years

        On January 30, 2015, the Company sold its corporate headquarters facility. As part of this sale, the Company also entered into a 22-year lease agreement. The Company accounted for the sale leaseback transaction as a financing arrangement for financial reporting purposes. The Company retained the historical costs of the property and the related accumulated depreciation on its financial books within property, plant and equipment and will continue to depreciate the property for financial reporting purposes over the lesser of its remaining useful life or its initial lease term of 22 years. See Note 3 for additional discussion regarding the sale of corporate headquarters and related sale leaseback.

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company did not have any indicators of impairment during the period ending December 31, 2015. The Company did not record an impairment charge for the years ended December 31, 2015, 2014, or 2013.

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

(h)   Concentration of Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company's cash equivalents are principally maintained in an investment grade money-market fund or certificates of deposit.

        The Company has no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

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

        The Company's customers consist of semiconductor manufacturers located throughout the world and net sales to its ten largest customers accounted for 76.8%, 68.1% and 69.1% of revenue in 2015, 2014 and 2013, respectively.

        For the year ended December 31, 2015, the Company had two customers representing 29.3% and 10.5% of total revenue, respectively. For the year ended December 31, 2014, the Company had two customers representing 17.4% and 12.3% of total revenue, respectively. For the year ended December 2013 the Company had one customer representing 15.5% of total revenue.

        As of December 31, 2015, the Company had three customers account for 22.9%, 12.7% and 11.6% of consolidated accounts receivable, respectively. As of December 31, 2014, the Company had two customers account for 21.7% and 20.4% of consolidated accounts receivable, respectively.

        Some of the components and sub-assemblies included in the Company's products are obtained either from a sole source or a limited group of suppliers. Disruption to the Company's supply source,

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Systems are not sold separately and VSOE or TPE is not available for the systems element. Therefore the selling price associated with systems is based on BESP. The allocated value for installation in the arrangement includes the greater of (i) the relative selling price of the installation or (ii) the portion of the sales price that will not be received until the installation is completed (the "retention"). The selling price of elements such as extended warranty for support, spare parts and support labor is also based on BESP. For the majority of regions, the selling price of installation is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components, both of which are sold separately, or VSOE. In regions where VSOE does not exist the Company uses BESP.

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        See Note 14 for additional information relating to stock-based compensation.

(l)    Income Taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and operating loss and tax credit carryforwards.

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

        The Company incurred net losses for the years ended December 31, 2014 and 2013, and has excluded 4,663,421 and 3,547,578 of incremental shares, respectively, attributable to outstanding stock options, restricted stock and restricted stock units from the calculation of net loss per share because the effect would have been anti-dilutive.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The components of net income (loss) per share are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income (loss) available to common stockholders	$14,678	$(11,266)	$(17,144)

Weighted average common shares outstanding used in computing basic net income (loss) per share	114,378	111,450	108,869
Incremental shares	6,538	—	—

Weighted average common shares outstanding used in computing diluted net income (loss) per share	120,916	111,450	108,869

Net income (loss) per share
Basic	$0.13	$(0.10)	$(0.16)
Diluted	$0.12	$(0.10)	$(0.16)

(n)   Accumulated Other Comprehensive Income

        The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2015:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2014	$1,920	$(644)	$1,276
Other comprehensive loss	(2,664)	(43)	(2,707)

Balance at December 31, 2015	$(744)	$(687)	$(1,431)

(o)   Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU No. 2015-03, effective on January 1, 2015. Our balance sheet at December 31, 2014 was not retrospectively adjusted, due to the immateriality of the effect of the adoption of this ASU. The Company's balance sheet presentation as of December 31, 2015 netted all capitalized costs

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

associated with our lease obligation. See Note 3 below regarding the amounts recognized relating to the lease obligation.

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

        In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which changes the inventory measurement principles for entities using the first-in, first-out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. The amendments are effective for annual and interim periods beginning after December 15, 2016. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

        In February 2016, the FASB issued ASU No. 2016-02 Leases. The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated financial statements and disclosures.

Note 3. Sale of Corporate Headquarters and Related Leaseback

        On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC ("Beverly Properties"), an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of this sale, the Company also entered into a 22-year lease agreement with Beverly Properties, with the right to extend the term of the lease for five successive periods of five years each. The Company holds a right of first offer under the lease which requires the landlord to negotiate with the Company for a 45 day period if the landlord desires to sell

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Sale of Corporate Headquarters and Related Leaseback (Continued)

the leased property and the Company is willing to meet a price requested by the landlord. If a sale is not consummated as a result of that negotiation, the landlord may not sell the property to another purchaser for a price less than 95% of the price initially requested from the Company, or on terms materially less favorable than those requested. The Company will pay rent of $4.7 million for the first year of the lease, with increased annual rent payments thereafter that will increase to $7.3 million in year twenty-two. At the time of this sale, the Company discharged an outstanding term loan (the "Term Loan") of $14.4 million, with related accrued interest, and paid a pre-payment penalty to Northern Bank and Trust Company for a total payment of $14.8 million.

        The Company accounted for the sale leaseback transaction as a financing arrangement for financial reporting purposes, as required by applicable accounting standards in light of the Company's continuing involvement with the property, given the $5.9 million collateralized letter of credit requirement. See Note 11 for further discussion. As such, at the time of sale, the Company recorded a financing obligation in the amount of $48.9 million, less a pre-paid rent amount of $0.4 million, for a net liability of $48.5 million. Upon the adoption of Accounting Standards Update 2015-03, the Company reduced the carrying value of the financing obligation for debt issuance costs related to this transaction by $0.9 million, for a net liability of $47.6 million. The Company classified the liability as long-term due to initial rent payments relating only to interest with future principal payments occurring outside of one year. The Company retained the historical costs of the property and the related accumulated depreciation on its financial books within property, plant and equipment. The property will continue to be depreciated over the shorter of its useful life or the initial lease term of 22 years. The associated lease payments, less the portion considered to decrease the financing liability, will be recorded as interest expense using the effective interest method. The implicit interest rate on the associated cash flows during the initial 22 year lease term is 10.65%. The Company paid $4.3 million in rent to Middleton Partners in 2015 in relation to this lease. See Note 17 for the schedule of contractual lease payments relating to the sale leaseback obligation.

        The Company does not anticipate any federal or state tax liability associated with the taxable gain on the sale of the building due to its ability to use net operating loss carry forwards and tax credits, currently fully offset with valuation allowance, and has not provided for any federal or state tax expense.

Note 4. Gain on Sale of Dry Strip Assets and Intellectual Property

        On December 3, 2012, the Company sold its dry strip system assets and intellectual property to Lam Research Corporation ("Lam"). The purchase price was $10.7 million, of which $2.0 million was contingent upon reaching certain milestones.

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Gain on Sale of Dry Strip Assets and Intellectual Property (Continued)

        The $1.2 million gain on sale of dry strip assets and intellectual property for the year ended December 31, 2013 relates to the achievement of certain milestones met during 2013. No further milestones were met.

Note 5. Restricted Cash

        The restricted cash of $6.9 million at December 31, 2015 relates to a $5.9 million letter of credit associated to the security deposit for the sale leaseback transaction and a $1.0 million letter of credit relating to workers' compensation insurance. The restricted cash of $0.8 million at December 31, 2014 was established in connection with the Company's then outstanding Term Loan. At December 31, 2014, this interest reserve amount was reclassified as a current asset due to the reclassification of the related debt to a current liability in relation to the Company's non-compliance with certain covenant requirements. The interest reserve escrow amount was released upon the payment in full of the outstanding balance of the Term Loan (See Note 12). The change in restricted cash is classified in the statement of cash flows as a financing activity.

Note 6. Accounts Receivable, net

        The components of accounts receivable are as follows:

	December 31,
	2015	2014
	(in thousands)
Trade receivables	$36,868	$43,184
Allowance for doubtful accounts	—	(390)

	$36,868	$42,794

Note 7. Inventories, net

        The components of inventories are as follows:

	December 31,
	2015	2014
	(in thousands)
Raw materials	$78,566	$65,723
Work in process	29,219	22,358
Finished goods	8,119	15,982

	$115,904	$104,063

        When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2015, the Company recorded an overall decrease of $13.1 million in the inventory reserves, which consisted of disposals due to obsolescence and excess inventory of $10.4 million and a

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Inventories, net (Continued)

$3.8 million reduction in reserve for sales of previously fully reserved inventory, partially offset by a provision charge to the reserve of $1.1 million. As of December 31, 2015 and 2014, inventories are stated net of inventory reserves of $10.5 million and $23.6 million respectively.

        During 2015, the Company recorded a charge to cost of sales of $0.5 million to reflect the lower of cost or market value. During 2014, the Company recorded a charge to cost of sales of $1.0 million due to production levels below normal capacity and $0.8 million to reflect the lower of cost or market value associated with evaluation units in the field. During 2013, the Company recorded charges to cost of sales of $0.6 million and $0.7 million due to production levels below normal capacity and lower of cost or market, respectively.

Note 8. Property, Plant and Equipment, net

        The components of property, plant and equipment are as follows:

	December 31,
	2015	2014
	(in thousands)
Land and buildings	$80,491	$78,757
Machinery and equipment	11,080	8,370
Construction in process	1,451	370

Total cost	93,022	87,497
Accumulated depreciation	(62,991)	(57,033)

Property, plant and equipment, net	$30,031	$30,464

        Depreciation expense was $2.4 million, $2.4 million and $3.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 3 for additional discussion regarding the sale of corporate headquarters and related sale leaseback.

Note 9. Assets Manufactured for Internal Use, net

        The components of assets manufactured for internal use, included in amounts reported as other assets, are as follows:

	December 31,
	2015	2014
	(in thousands)
Internal use assets	$31,759	$24,309
Construction in process	470	3,465

Total cost	32,229	27,774
Accumulated depreciation	(20,193)	(17,927)

Assets manufactured for internal use, net	$12,036	$9,847

        These products are used in-house for research and development, training, and customer demonstration purposes.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Assets Manufactured for Internal Use, net (Continued)

        Effective October 1, 2013, the Company changed its estimate of the useful life of its assets manufactured for internal use (which are amortized on a straight-line basis) from five years to ten years. This change in estimate resulted from the evaluation of the life cycle of assets manufactured for internal use and the conclusion, that based on recent experience these products consistently have a longer life than previously estimated. The change in useful life has been accounted for as a change in accounting estimate, and was effective on new assets manufactured for internal use, on a prospective basis beginning October 1, 2013.

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

        Depreciation expense was $2.5 million, $2.2 million and $1.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 10. Restructuring Charges

        In 2014, the Company had severance and other costs related to a reduction in force of $2.6 million, which included stock option modification costs of $0.1 million recorded within additional paid-in capital in the consolidated balance sheets. All related liabilities were extinguished in 2015.

        The Company's restructuring liability for the years ended December 31, 2015, 2014 and 2013 are as follows:

Severance
(In thousands)
Balance at December 31, 2012	$659
Severance and related costs	2,334
Cash payments	(2,950)

Balance at December 31, 2013	$43
Severance and related costs	2,565
Cash payments	(2,127)

Balance at December 31, 2014	$481
Severance, related costs and other adjustments	(2)
Cash payments	(479)

Balance at December 31, 2015	$—

Note 11. Product Warranty

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Financing Arrangements

        The changes in the Company's product warranty liability are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at January 1 (beginning of year)	$1,526	$1,428	$1,801
Warranties issued during the period	4,305	1,743	2,240
Settlements made during the period	(2,672)	(2,096)	(1,515)
Changes in estimate of liability for pre-existing warranties during the period	396	451	(1,098)

Balance at December 31 (end of year)	$3,555	$1,526	$1,428

Amount classified as current	$3,363	$1,352	$1,316
Amount classified within other long-term liabilities	192	174	112

Total warranty liability	$3,555	$1,526	$1,428

Term Loan

        On February 2, 2015, in connection with the sale of our headquarters facility, the Company repaid the outstanding balance on the Term Loan from Northern Bank and Trust Company of $14.4 million and related accrued interest of $0.1 million as well as a 2.0% prepayment penalty of $0.3 million for a total payment of $14.8 million. See Note 3 above for further discussion.

Sale Leaseback Obligation

        On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Properties. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.6 million as of December 31, 2015. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. Upon the termination of our credit facility with Silicon Valley Bank in October 2015, this letter of credit was cash collateralized. See Note 3 above and Credit Facility below for further discussion.

Credit Facility

        The Company had a revolving credit facility with Silicon Valley Bank, dated October 31, 2013, which the Company terminated in October 2015. Under this revolving credit facility, the Company had the ability to borrow up to $10.0 million on a revolving basis during its two year term. The Company's ability to borrow under this line of credit was limited to 80% of the then current amount of qualified accounts receivable. The Company had not drawn down on the line of credit, although a portion of the availability was being used to support outstanding letters of credit in the amount of $6.9 million, which included the $5.9 million associated with the security deposit for the sale leaseback transaction.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Financing Arrangements (Continued)

Concurrent to the credit facility termination, these letters of credit were cash collateralized and are classified as restricted cash as of December 31, 2015.

Note 13. Employee Benefit Plans

(a)   Defined Contribution Plan

        The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees are eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service ("IRS") limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2015, the Company implemented a matching contribution of up to one thousand U.S. dollars for eligible participants. Total related expense for 2015 was $0.4 million.

(b)   Other Compensation Plans

        The Company operates in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

        The Company has recorded an unfunded liability of $3.9 and $4.2 million at both December 31, 2015 and 2014, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year Ended December 31,
	2015	2014
	(in thousands)
Current:
Accrued compensation	$857	$837

Total current liabilities	$857	$837
Long-term:
Other long-term liabilities	3,052	3,323

Total liabilities	$3,909	$4,160

        The expense recorded in connection with these plans was $0.7 million, $0.7 million and $0.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14. Stock Award Plans and Stock Based Compensation

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock Award Plans and Stock Based Compensation (Continued)

        The 2012 Equity Plan, as amended, reserves 11.1 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) that were outstanding under the 2000 Stock Plan as of the May 2, 2012, increase the reserve of shares available for grant under the 2012 Equity Plan.

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

        Stock options granted to employees generally vest over a period of four years, while stock options granted to non-employee members of the Company's Board of Directors generally vest over a period of 6 months and, once vested, are not affected by the director's termination of service to the Company. In limited circumstances, the Company may grant stock option awards with market-based vesting conditions, such as the Company's common stock price, or other performance conditions. Termination of service by an employee will cause options to cease vesting as of the date of termination, and in most cases, employees will have 90 days after termination to exercise options that were vested as of the termination of employment. In general, retiring employees will have one year after termination of employment to exercise vested options. The Company settles stock option exercises with newly issued common shares.

        Restricted stock units granted to employees during 2015 had time-based vesting provisions, but market-based vesting provisions or other performance vesting conditions may be used. Generally, unvested restricted stock unit awards expire upon termination of service to the Company. The Company settles restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period ended December 31, 2015.

        As of December 31, 2015, there were 1.8 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

        As of December 31, 2015, there were 21.7 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and 0.4 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock Award Plans and Stock Based Compensation (Continued)

common stock at 85% of the market value of the Company's common stock on the day the stock is purchased.

        The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the Purchase Plan was $0.1 million for each of the years ended December 31, 2015, 2014 and 2013.

        As of December 31, 2015, there were a total of 1.4 million shares reserved for issuance and available for purchase under the Purchase Plan. There were 0.2 million shares purchased under the Purchase Plan for each of the years ended December 31, 2015, 2014 and 2013.

(c)   Valuation of Stock Options

        For the purpose of valuing stock options with service conditions, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

        The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Years ended December 31,
	2015	2014	2013
Weighted-average expected volatility	56.22% - 64.70%	60.59% - 98.40%	98.10%
Weighted-average expected term	4.61 - 4.71 years	3.75 - 4.71 years	4.7 years
Risk-free interest rate	1.27% - 1.58%	1.19% - 1.67%	0.70% - 1.40%
Expected dividend yield	0.00%	0.00%	0.00%

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

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock Award Plans and Stock Based Compensation (Continued)

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

        The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year, including executive officer awards, was applied to stock-based awards for the years ended December 31, 2015, 2014 and 2013.

        The Company recognized stock-based compensation expense of $5.6 million, which included $1.1 million of expense due to accelerated vesting, for the year ended December 31, 2015. Stock-based compensation expense was $4.8 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively. The Company presents the expenses related to stock-based compensation in the same expense line items as cash compensation paid to each of its employees. For the years ended 2015, 2014 and 2013, the Company primarily used stock options in its annual equity compensation program.

        The benefits of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company's consolidated statement of cash flows as of and for the years ended December 31, 2015, 2014 or 2013.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock Award Plans and Stock Based Compensation (Continued)

(e)   Stock Option Awards

        The following table summarizes the stock option activity for the year ended December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2014	21,704	$1.62
Granted	3,358	3.01
Exercised	(3,036)	1.29
Canceled	(101)	1.80
Expired	(256)	6.17

Outstanding at December 31, 2015	21,669	$1.82	4.83	$18,761

Exercisable at December 31, 2015	13,462	$1.56	4.38	$14,570

Options Vested or Expected to Vest at December 31, 2015(1)	21,098	$1.81	4.87	$18,535

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2015, 2014 and 2013 was $5.3 million, $2.4 million and $1.4 million, respectively.

        The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 were $5.4 million, $4.7 million and $3.8 million respectively. As of December 31, 2015, there was $8.5 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.73 years.

(f)    Restricted Stock and Restricted Stock Units

        Restricted stock units ("RSUs") represent the Company's unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the RSU Award Agreement in either the 2012 Equity Incentive Plan or the 2000 Stock Plan. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives. RSU awards granted in 2015 included time vested share awards, but market-based vesting provisions or other performance vesting conditions may be used. No restricted stock awards were granted, or vested, during the years ended December 31, 2015, 2014 and 2013. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock Award Plans and Stock Based Compensation (Continued)

        Changes in the Company's non-vested restricted stock units for the year ended December 31, 2015 is as follows:

	Shares/units	Weighted-Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at December 31, 2014	103	$2.07
Granted	293	3.03
Vested	(30)	1.97
Forfeited	—	—

Outstanding at December 31, 2015	366	$2.85

        Some restricted stock units provide for a net share settlement program to offset the personal income tax obligations of the employee's restricted stock unit vesting. Vesting activity above reflects shares vested before net share settlement.

Note 15. Stockholders' Equity

Preferred Stock

        The Company may issue up to 30 million shares of preferred stock in one or more series. The Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of December 31, 2015 and 2014, there were no outstanding shares of preferred stock.

Note 16. Fair Value Measurements

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

          Level 2—applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value Measurements (Continued)

  inputs are observable or can be derived principally from, or corroborated by, observable market data.

          Level 3—applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b)   Assets Measured at Fair Value

        The Company's money market funds are included in cash and cash equivalents in the consolidated balance sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets. The Company's sale leaseback obligation relating to the sale of our corporate headquarters is carried at amortized cost, which approximates fair value based on an implied borrowing rate of 10.65%. The underlying cash flow associated with our lease payments is being applied to both an interest and principal component using the effective interest method over the associated lease term. The liability is categorized as level 3 within the fair value hierarchy. The Company's term loan as of December 31, 2014 was carried at amortized cost, which approximated fair value, based on market pricing of similar debt instruments and was categorized as level 2 within the fair value hierarchy.

        The following table sets forth Company's assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$65,327	$—	$—	$65,327
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$7,004	$—	$—	$7,004
Liabilities
Term Loan	$—	$14,530	$—	$14,530

(c)   Other Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of money market funds and deposit accounts), accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17. Commitments and Contingencies

(a)   Lease Commitments

        The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2037. Rental expense was $2.8 million, $3.7 million and $4.0 million under operating leases for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease commitments on non-cancelable operating leases for the year ended December 31, 2015 are as follows:

Operating Leases
(in thousands)
2016	$2,319
2017	1,198
2018	326
2019	98
2020	73
Thereafter	—

$4,014

(b)   Sale Leaseback Financing Obligation

        In addition to the lease commitments as described above, the Company entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with this lease obligation as of December 31, 2015:

Lease Obligation
(in thousands)
2016	$4,815
2017	5,315
2018	5,471
2019	5,594
2020	5,719
Thereafter	103,847

Total lease payments	$130,761

Less interest portion	(83,175)

Sale leaseback obligation	$47,586

(c)   Purchase Commitments

        The Company has non-cancelable contracts and purchase orders for inventory of $35.8 million at December 31, 2015.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17. Commitments and Contingencies (Continued)

(d)   Litigation

        The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations. The Company is, from time to time, a party to litigation that arises in the normal course of its business operations.

(e)   Indemnifications

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

        Revenue by product lines is as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Ion implantation systems, services, and royalties	$282,624	$183,148	$164,030
Other systems and services	18,871	19,903	31,602

	$301,495	$203,051	$195,632

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 18. Business Segment and Geographic Region Information (Continued)

        Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

	Revenue	Long-Lived Assets
	(in thousands)
2015
United States	$226,890	$41,729
Europe	24,209	—
Asia Pacific	50,396	334

	$301,495	$42,063

2014
United States	$126,255	$40,001
Europe	29,140	—
Asia Pacific	47,656	299

	$203,051	$40,300

2013
United States	$116,969	$44,424
Europe	27,933	—
Asia Pacific	50,730	480

	$195,632	$44,904

        Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

        International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $256.5 million (85.1% of total revenue), $162.4 million (80.0% of total revenue) and $149.4 million (76.4% of total revenue) in 2015, 2014 and 2013, respectively.

Note 19. Income Taxes

        Loss before income taxes is as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
United States	$12,708	$(11,987)	$(18,998)
Foreign	2,497	1,820	2,894

Loss before income taxes	$15,205	$(10,167)	$(16,104)

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 19. Income Taxes (Continued)

        Provision for income taxes is as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Current:
United States
Federal	$—	$—	$—
State	(33)	59	84
Foreign	374	780	641

Total current	341	839	725

Deferred:
Foreign	186	260	315

Total deferred	186	260	315

Income tax provision	$527	$1,099	$1,040

        Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Income tax benefit at the United States statutory rate	$5,322	$(3,558)	$(5,636)
State income taxes	(22)	38	55
Unrecognized tax benefits	(174)	184	(293)
Effect of change in valuation allowance	(5,676)	(6,835)	5,975
Foreign income tax rate differentials	600	259	(1,244)
Unremitted earnings of foreign subsidiaries	(102)	(758)	961
Stock options	379	686	450
Deemed distribution from foreign subsidiaries	—	607	316
Discrete items, net	(540)	9,143	—
Other, net	740	1,333	456

Income tax provision	$527	$1,099	$1,040

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 19. Income Taxes (Continued)

        Significant components of current and long-term deferred income taxes are as follows:

	As of December 31,
	2015		2014
	Current	Long Term	Current	Long Term
	(in thousands)
Federal net operating loss carryforwards	$—	$101,479	$—	$105,119
State net operating loss carryforwards	—	1,636	—	2,210
Foreign net operating loss carryforwards	—	810	—	1,280
Federal tax credit carryforwards	—	16,343	—	16,669
State tax credit carryforwards	—	3,964	—	5,293
Unremitted earnings of foreign subsidiaries	—	(8,632)	—	(8,800)
Intangible assets	—	286	—	383
Property, plant and equipment	—	9,331	—	4,548
Accrued compensation	1,082	—	65	—
Inventories	2,541	—	9,808	—
Stock compensation	—	6,001	—	5,198
Warranty	1,214	—	486	—
Other	1,237	(3,945)	1,620	(2,328)

Deferred taxes, gross	6,074	127,273	11,979	129,572

Valuation allowance	(6,335)	(125,928)	(10,975)	(128,982)

Deferred taxes, net	$(261)	$1,345	$1,004	$590

        At December 31, 2015, the Company had $124.2 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, length of carryback and carryforward periods, existing sales backlog, and projections of future operating results. Where there are cumulative losses in recent years there is a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances.

        The Company maintains a 100% domestic valuation allowance reducing the carrying value of the deferred tax assets in the United States to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident. Changes in the valuation allowance in 2015 and 2014 were attributable to changes in the composition of temporary differences and changes in net operating loss carryforwards. The remaining net deferred tax asset on the consolidated balance sheet represents the balances related to the activities of the foreign subsidiaries.

        At December 31, 2015, the Company has federal and state net operating loss carryforwards of $327.1 million and foreign net operating loss carryforwards of $3.4 million, expiring principally between 2016 and 2034.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 19. Income Taxes (Continued)

        The Company has research and development and other tax credit carryforwards of $16.7 million at December 31, 2015 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2016 and 2028. In addition, the Company has foreign tax credit carryforwards of $3.6 million at December 31, 2015 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carryforwards expire in 2016.

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

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2005. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

        At December 31, 2015, the Company had unrecognized tax benefits related to uncertain tax positions of approximately $7.7 million, of which approximately $5.5 million reduced the Company's deferred tax assets and the offsetting valuation allowance and $2.1 million was recorded in other long-term liabilities. The Company does not expect any significant changes in unrecognized tax benefits in 2016. The Company recognized $0.2 million in interest and penalty expense related to unrecognized tax benefits for each of the years-ended December 31, 2015, 2014 and 2013, respectively.

        See Note 3 above relating to the potential effect associated with the taxable gain on the sale of the Company's corporate headquarters.

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 19. Income Taxes (Continued)

        A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	2015	2014
	(in thousands)
Balance at beginning of year	$7,960	$7,645
(Decrease) increase in unrecognized tax benefits as a result of tax positions taken during a prior period	(78)	92
Decreases in unrecognized tax benefits related to settlements with tax authorities	(211)	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	—	223

Balance at end of year	$7,671	$7,960

Recorded as other long-term liability	$2,142	$2,328
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	5,529	5,632

	$7,671	$7,960

Note 20. Quarterly Results of Operations (unaudited)

	Dec. 31, 2015(1)	Sept. 30, 2015(2)	June 30, 2015(3)	March 31, 2015	Dec. 31, 2014(4)	Sept. 30, 2014(5)	June 30, 2014(6)	March 31, 2014
	(in thousands, except per share data)
Revenue	$70,458	$79,317	$78,437	$73,283	$62,530	$38,531	$41,150	$60,840
Gross profit	21,973	29,179	27,174	23,380	18,796	15,144	14,484	21,740
Net income (loss)	826	6,101	5,883	1,868	164	(4,704)	(6,900)	174
Net income (loss) per basic share	$0.01	$0.05	$0.05	$0.02	$0.00	$(0.04)	$(0.06)	$0.00
Net income (loss) per diluted share	$0.01	$0.05	$0.05	$0.02	$0.00	$(0.04)	$(0.06)	$0.00

(1)
Net income includes a $0.8 million charge to inventory reserves, $0.8 million variable incentive plan expense and $1.5 million of revenue for fully written down inventory sold in quarter.

(2)
Net income includes a $0.3 million charge to inventory reserves and $2.2 million variable incentive plan expense.

(3)
Net income includes a $0.3 million charge to inventory reserves, $1.1 million stock-based compensation acceleration and $2.3 million of revenue for fully written down inventory sold in quarter.

(4)
Net income includes a $0.8 million charge to inventory reserves.

(5)
Net loss includes a $0.8 million charge to inventory reserves and a $2.3 million restructuring charge.

(6)
Net loss includes a $0.2 million charge to inventory reserves and a $0.1 million restructuring charge.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
	By:	/s/ MARY G. PUMA Mary G. Puma,
Dated: March 4, 2016		President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY G. PUMA Mary G. Puma	Director and Principal Executive Officer	March 4, 2016
/s/ KEVIN J. BREWER Kevin J. Brewer	Principal Accounting and Financial Officer	March 4, 2016
/s/ RICHARD J. FAUBERT Richard J. Faubert	Director	March 4, 2016
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 4, 2016
/s/ ARTHUR L. GEORGE, JR. Arthur L. George Jr.	Director	March 4, 2016
/s/ JOSEPH P. KEITHLEY Joseph P. Keithley	Director	March 4, 2016
/s/ JOHN T. KURTZWEIL John T. Kurtzweil	Director	March 4, 2016

Signature	Title	Date

/s/ BARBARA J. LUNDBERG Barbara J. Lundberg	Director	March 4, 2016
/s/ PATRICK H. NETTLES Patrick H. Nettles	Director	March 4, 2016
/s/ THOMAS ST. DENNIS Thomas St. Dennis	Director	March 4, 2016

 Exhibit Index

Exhibit No.		Description
2.1		Real Estate Sale Agreement dated as of October 3, 2014 between the Company and Middleton Beverly Investors LLC. Incorporated by reference to Exhibit 2. 1 to the Company's Form 10-Q filed with the Commission on November 6, 2014.
2.2
Sixth Amendment to Real Estate Sale Agreement between the Company and Middleton Beverly Investors LLC dated as of January 30, 2015. Incorporated by reference to Exhibit 2.2 of the Company's Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.
3.1
Amended and Restated Certificate of Incorporation of the registrant, as adopted May 6, 2009. Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on May 11, 2009.
3.2		Bylaws of the Company, as amended and restated as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed with the Commission on May 19, 2014.
4.1		Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-36330).
10.1	*
Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.
10.2	*
Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through May 13, 2015. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2015 filed with the Commission on August 5, 2015.
10.3	*
Axcelis Management Incentive Plan, as amended and restated by the Compensation Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010.
10.4	*
Form of Indemnification Agreement approved by the Board of Directors of the Company on February 9, 2012 for use with each of its directors and officers. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.
10.5	*	Form of Change in Control Agreement, as amended, as approved by the Board of Directors on April 27, 2012 between the Company and each of its executive officers.
Incorporated by reference to Exhibit 10.5 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.
10.6	*
Form of Employee non-qualified stock option grant under the 2000 Stock Plan, updated as of April 5, 2002. Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q filed with the Commission on November 9, 2004.
10.7	*
Form of Non-Employee Director stock non-qualified stock option grant under the 2000 Stock Plan, updated as of July 12, 2004. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q filed with the Commission on November 9, 2004.

Exhibit No.		Description
10.8	*	Form of Restricted Stock Unit Award Agreement for use under the 2000 Stock Plan. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 2005.
10.9	*
Form of Employee Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.
10.10	*
Form of Non-Employee Director Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.
10.11	*
Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.
10.12	*	Named Executive Officer Base Compensation at March 4, 2016. Filed herewith.
10.13	*	Non-Employee Director Cash Compensation at March 4, 2016. Filed herewith.
10.14	*
Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.
10.15	*
Form of Executive Separation Pay Agreement between the Company and each of Kevin J. Brewer, William Bintz, John E. Aldeborgh, Lynnette C. Fallon and Douglas A. Lawson dated March 5, 2015. Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.
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
10.23
Second Amendment to the Loan and Security Agreement between the Company and Silicon Valley Bank., effective February 2, 2015. Incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.
10.24
Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

Exhibit No.	Description
14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-K filed with the Commission on March 28, 2003.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 4, 2016. Filed herewith.
31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated March 4, 2016. Filed herewith.
32.1
Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 4, 2016. Filed herewith.
32.2
Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated March 4, 2016. Filed herewith.
101
The following materials from the Company's Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
Indicates a management contract or compensatory plan.

        You may obtain a copy of any of these exhibits free of charge either on our website at http://www.axcelis.com or by contacting Investor Relations at Axcelis Technologies, Inc., 108 Cherry Hill Drive, Beverly, MA 01915-1053.

 Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts and returns(**)	$390	$—	$(390)	$—	$—
Reserve for excess and obsolete inventory(***)	23,642	1,185	(14,362)	—	10,465
Year Ended December 31, 2014
Allowance for doubtful accounts and returns	$404	$—	$—	$(14)	$390
Reserve for excess and obsolete inventory(**)	25,091	1,003	(2,452)	—	23,642
Year Ended December 31, 2013
Allowance for doubtful accounts and returns	$305	$96	$—	$3	$404
Reserve for excess and obsolete inventory(***)	33,601	2,562	(10,913)	(159)	25,091

(*)
Represents foreign currency translation adjustments.

(**)
Deductions include the write-off of accounts receivable.

(***)
Deductions include the disposal and sale of fully reserved inventory