Form 10-Q
period 2016-03-31
AXCELIS TECHNOLOGIES INC
filed 2016-05-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 116,341,664 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue
Product	$62,175	$67,530
Services	5,346	5,753
Total revenue	67,521	73,283
Cost of revenue
Product	40,263	45,185
Services	3,842	4,718
Total cost of revenue	44,105	49,903

Gross profit	23,416	23,380

Operating expenses
Research and development	8,636	8,199
Sales and marketing	5,960	5,628
General and administrative	6,042	6,101
Restructuring charges	282	10
Total operating expenses	20,920	19,938

Income from operations	2,496	3,442

Other (expense) income
Interest income	54	3
Interest expense	(1,047)	(1,043)
Other, net	(59)	(433)
Total other (expense) income	(1,052)	(1,473)

Income before income taxes	1,444	1,969

Income tax (benefit) provision	(504)	101

Net income	$1,948	$1,868

Net earnings per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Shares used in computing net earnings per share
Basic weighted average common shares	116,152	113,152
Diluted weighted average common shares	122,078	118,720

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015

Net income	$1,948	$1,868
Other comprehensive income (loss):
Foreign currency translation adjustments	1,049	(1,010)
Amortization of actuarial losses from pension plan	26	19
Net current-period other comprehensive income (loss)	1,075	(991)
Comprehensive income	$3,023	$877

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$67,571	$78,889
Accounts receivable, net	47,471	36,868
Inventories, net	115,165	115,904
Prepaid expenses and other current assets	6,106	4,792
Total current assets	236,313	236,453
Property, plant and equipment, net	30,997	30,031
Long-term restricted cash	6,863	6,936
Other assets	19,161	14,860
Total assets	$293,334	$288,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,700	$19,849
Accrued compensation	8,477	9,059
Warranty	3,288	3,363
Income taxes	177	143
Deferred revenue	8,119	7,863
Other current liabilities	4,153	4,091
Total current liabilities	45,914	44,368
Sale leaseback obligation	47,586	47,586
Long-term deferred revenue	667	679
Other long-term liabilities	4,852	5,387
Total liabilities	99,019	98,020
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 116,357 shares issued and 116,237 shares outstanding at March 31, 2016; 116,101 shares issued and 115,981 shares outstanding at December 31, 2015	116	116
Additional paid-in capital	530,034	529,002
Treasury stock, at cost, 120 shares at March 31, 2016 and December 31, 2015	(1,218)	(1,218)
Accumulated deficit	(334,261)	(336,209)
Accumulated other comprehensive loss	(356)	(1,431)
Total stockholders’ equity	194,315	190,260
Total liabilities and stockholders’ equity	$293,334	$288,280

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$1,948	$1,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	918	1,142
Deferred taxes	(50)	134
Stock-based compensation expense	838	1,126
Provision for excess inventory	549	242
Changes in operating assets & liabilities
Accounts receivable	(10,287)	(355)
Inventories	1,143	(6,963)
Prepaid expenses and other current assets	(1,216)	(1,085)
Accounts payable and other current liabilities	1,082	11,466
Deferred revenue	226	1,455
Income taxes	30	132
Other assets and liabilities	(5,364)	(422)
Net cash (used in) provided by operating activities	(10,183)	8,740

Cash flows used in investing activities
Expenditures for property, plant, and equipment	(1,275)	(320)
Net cash used in investing activities	(1,275)	(320)

Cash flows from financing activities
Decrease in restricted cash	73	758
Financing fees and other expenses	—	(847)
Principal payments on term loan	—	(14,530)
Principal payments on sale leaseback obligation	—	(392)
Proceeds from sale leaseback obligation	—	48,940
Proceeds from exercise of stock options	194	937
Net cash provided by financing activities	267	34,866
Effect of exchange rate changes on cash	(127)	509
Net (decrease) increase in cash and cash equivalents	(11,318)	43,795
Cash and cash equivalents at beginning of period	78,889	30,753
Cash and cash equivalents at end of period	$67,571	$74,548

Supplemental disclosure of total cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$67,571	$74,548
Restricted cash at end of period	6,863	67
Total cash, cash equivalents and restricted cash at end of period	$74,434	$74,615

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

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2.   Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company’s 2000 Stock Plan (the “2000 Stock Plan”), expired on May 1, 2012 and no new grants may be made under that plan after that date.  However, unexpired awards granted under the 2000 Stock Plan prior to the expiration remain outstanding and subject to the terms of the 2000 Stock Plan. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan and the ESPP are more fully described in Note 14 to the consolidated financial statements in the Company’s 2015 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $0.8 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. These amounts include compensation expense related to restricted stock units and non-qualified stock options.

Note 3.   Computation of Net Earnings per Share

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

The components of net earnings per share are as follows:

	Three months ended March 31,
	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders	$1,948	$1,868

Weighted average common shares outstanding used in computing basic net earnings per share	116,152	113,152
Incremental options and RSUs	5,926	5,568
Weighted average common shares outstanding used in computing diluted net earnings per share	122,078	118,720
Net earnings per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Note 4.         Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in accumulated other comprehensive income (loss), by component for the three months ended March 31, 2016:

	Foreign currency	Defined benefit pension plan	Total
	(in thousands)
Balance at December 31, 2015	$(744)	$(687)	$(1,431)
Other comprehensive income and pension reclassification (1)	1,049	26	1,075
Balance at March 31, 2016	$305	$(661)	$(356)

(1)         Pension reclassification presented before taxes as the tax effect was not material to the consolidated financial statements.

Note 5.         Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Raw materials	$79,695	$78,566
Work in process	28,047	29,219
Finished goods (completed systems)	7,423	8,119
	$115,165	$115,904

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of March 31, 2016 and December 31, 2015, inventories are stated net of inventory reserves of $9.8 million and $10.5 million respectively.

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

The changes in the Company’s product warranty liability are as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Balance at January 1 (beginning of year)	$3,555	$1,526
Warranties issued during the period	921	1,080
Settlements made during the period	(1,306)	(566)
Changes in estimate of liability for pre-existing warranties during the period	365	123
Balance at March 31 (end of period)	$3,535	$2,163

Amount classified as current	$3,288	$1,909
Amount classified within other long-term liabilities	247	254
Total warranty liability	$3,535	$2,163

Note 7.         Restructuring Charges

In the three months ended March 31, 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, the Company had severance and other costs related to a reduction in force. The related activity is as follows:

(in thousands)
Balance at December 31, 2015	$—
Severance and related costs	282
Other adjustments	—
Cash payments	—
Balance at March 31, 2016	$282

Note 8.  Fair Value Measurements

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

(b)         Fair Value Measurements

The Company’s money market accounts are included in cash and cash equivalents in the consolidated balance sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets. The Company’s sale leaseback obligation relating to the sale of our corporate headquarters is carried at amortized cost, which approximates fair value based on an implied borrowing rate of 10.65%. The underlying cash flow associated with our lease payments is being applied to both an interest and principal component using the effective interest method over the associated lease term. The liability is categorized as level 3 within the fair value hierarchy.

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy:

	March 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market accounts	$51,279	$—	$—	$51,279
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

	December 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market accounts	$65,327	$—	$—	$65,327
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 9.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Properties. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.6 million as of March 31, 2016. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and is classified as restricted cash as of March 31, 2016.

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

During the first quarter of 2016, the statute of limitations associated with a tax position previously taken by the Company expired. This previously recorded tax reserve of $0.6 million and related accrued interest of $0.3 million was reversed during the three months ended March 31, 2016.

Note 11.  Concentration of Risk

For the three months ended March 31, 2016, three customers accounted for approximately 20.8%, 13.4% and 13.2% of consolidated revenue, respectively. For the three months ended March 31, 2015, one customer accounted for approximately 36.5% of consolidated revenue.

At March 31, 2016, two customers accounted for 20.4% and 10.3% of consolidated gross accounts receivable, respectively.  As of December 31, 2015, three customers accounted for 22.9%, 12.7% and 11.6% of consolidated accounts receivable, respectively.

Note 12.  Contingencies

(a)         Litigation

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

Note 13.  Recent Accounting Guidance

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer for one year the effective date, which is now for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period with early adoption permitted as of January 1, 2017. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)” which further clarifies performance obligations in a contract with a customer. The effective date of this ASU is for annual reporting periods beginning after December 15, 2017. We are currently assessing the potential impact the adoption of these standards will have on our financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statement over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on the consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation — Stock Compensation”, which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities and any entity that elects early adoption must adopt all of the amendments in the same period.  We are currently evaluating the impact of ASU 2016-09 on the consolidated financial statements and disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources” and under “Risk Factors” in Part II, Item 1A to our annual report on Form 10-K for the year ended December 31, 2015, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

Axcelis is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry worldwide.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our net revenue from our ten largest customers accounted for 79.6% of total revenue for the three months ended March 31, 2016.

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

Separately from overall market demand, Axcelis’ results are also impacted by our customers’ decisions to purchase our products rather than our competitors’ systems.  Since 2014, our financial results reflect increasing sales of our innovative Purion ion implantation systems, and our continued investment in research and development programs related to our Purion ion implantation products. We expect to continue to grow Purion system sales and maintain control of our cost structure.

In light of these conditions, Axcelis’ results can vary significantly year-over-year, as well as quarter-over-quarter.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 are based upon Axcelis’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended March 31,
	2016	2015
Revenue:
Product	92.1%	92.1%
Services	7.9	7.9
Total revenue	100.0	100.0
Cost of revenue:
Product	59.6	61.7
Services	5.7	6.4
Total cost of revenue	65.3	68.1
Gross profit	34.7	31.9
Operating expenses:
Research and development	12.8	11.2
Sales and marketing	8.8	7.7
General and administrative	8.9	8.3
Restructuring charges	0.4	—
Total operating expenses	30.9	27.2
Income from operations	3.8	4.7
Other (expense) income:
Interest income	0.1	—
Interest expense	(1.6)	(1.4)
Other, net	(0.1)	(0.6)
Total other (expense) income	(1.6)	(2.0)
Income before income taxes	2.2	2.7
Income tax (benefit) provision	(0.7)	0.1
Net income	2.9%	2.6%

Revenue

The following table sets forth our revenue.

	Three months ended March 31,		Period-to-Period change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Product	$62,175	$67,530	$(5,355)	(7.9)%
Percentage of revenue	92.1%	92.1%
Services	5,346	5,753	(407)	(7.1)%
Percentage of revenue	7.9%	7.9%
Total revenue	$67,521	$73,283	$(5,762)	(7.9)%

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Product

Product revenue which includes system sales, sales of spare parts, product upgrades and used systems was $62.2 million, or 92.1% of revenue during the three months ended March 31, 2016, compared with $67.5 million, or 92.1% of revenue for the three months ended March 31, 2015. The $5.4 million decrease in product revenue for the three months ended March 31, 2016 was primarily driven by a decrease in the number of Purion systems sold compared to the three months ended March 31, 2015.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2016 and December 31, 2015 was $8.8 million and $8.5 million, respectively. The increase is due to the timing of the acceptance of deferred system sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.3 million, or 7.9% of revenue for the three months ended March 31, 2016, compared with $5.8 million, or 7.9%, of revenue for the three months ended March 31, 2015. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by systems and aftermarket as described below.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Systems

Included in total revenue of $67.5 million during the three months ended March 31, 2016 is revenue from sales of new systems of $37.0 million, or 54.8% of total revenue, compared with $42.5 million, or 58.0%, of total revenue for the three months ended March 31, 2015. The decrease was due to lower unit sales of our Purion systems in the three months ended March 31, 2016 compared to the prior year period.

Aftermarket

We refer to the business of selling spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $67.5 million during the three months ended March 31, 2016 is revenue from our aftermarket business of $30.5 million, compared to $30.8 million for the three months ended March 31, 2015. Aftermarket revenue generally increases with the expansion of the installed base of systems, but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended March 31,		Period-to-Period change
	2016	2015	$	%
	(dollars in thousands)
Gross Profit:
Product	$21,912	$22,345	$(433)	(1.9)%
Product gross margin	35.2%	33.1%
Services	1,504	1,035	469	45.3%
Services gross margin	28.1%	18.0%
Total gross profit	$23,416	$23,380	$36	0.2%
Gross margin	34.7%	31.9%

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Product

Gross margin from product revenue was 35.2% for the three months ended March 31, 2016, compared to 33.1% for the three months ended March 31, 2015. The increase in gross margin of 2.1 percentage points resulted from the net effect of higher gross margins on systems sales partially offset by lower gross margins on parts and upgrade revenue.

Services

Gross margin from services revenue was 28.1% for the three months ended March 31, 2016, compared to 18.0% for the three months ended March 31, 2015. The increase in gross margin is attributable to changes in the mix of service contracts and lower overall service costs.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended March 31,		Period-to-Period change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$8,636	$8,199	$437	5.3%
Percentage of revenue	12.8%	11.2%
Sales and marketing	5,960	5,628	332	5.9%
Percentage of revenue	8.8%	7.7%
General and administrative	6,042	6,101	(59)	(1.0)%
Percentage of revenue	8.9%	8.3%
Restructuring charges	282	10	272	2,720.0%
Percentage of revenue	0.4%	—%
Total operating expenses	$20,920	$19,938	$982	4.9%
Percentage of revenue	30.9%	27.2%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs of $11.9 million, are our largest expense, representing 57.7% of our total operating expenses for the three months ended March 31, 2016, as compared to $11.3 million, or 56.5% of total operating expenses for the three months ended March 31, 2015.

Research and Development

	Three months ended March 31,		Period-to-period change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$8,636	$8,199	$437	5.3%
Percentage of revenue	12.8%	11.2%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems, and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Research and development expense was $8.6 million during the three months ended March 31, 2016; an increase of $0.4 million, or 5.3%, compared with $8.2 million during the three months ended March 31, 2015. The increase was due to higher personnel costs.

Sales and Marketing

	Three months ended March 31,		Period-to-period change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$5,960	$5,628	$332	5.9%
Percentage of revenue	8.8%	7.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Sales and marketing expense was $6.0 million during the three months ended March 31, 2016; an increase of $0.3 million, or 5.9%, compared with $5.6 million during the three months ended March 31, 2015, primarily due to increases in personnel costs, new tool evaluations and freight expenses.

General and Administrative

	Three months ended March 31,		Period-to-period change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$6,042	$6,101	$(59)	(1.0)%
Percentage of revenue	8.9%	8.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

General and administrative expense was $6.0 million during the three months ended March 31, 2016; a decrease of less than $0.1 million, or 1.0%, relatively flat when compared with $6.1 million during the three months ended March 31, 2015.

Restructuring Charges

	Three months ended March 31,		Period-to-period change
	2016	2015	$	%
	(dollars in thousands)
Restructuring charges	$282	$10	$272	2,720.0%
Percentage of revenue	0.4%	—%

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

In the three months ended March 31, 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, we had severance and other costs related to a reduction in force. We recorded a minor adjustment to restructuring expense during the three months ended March 31, 2015.

Other (Expense) Income

	Three months ended March 31,		Period-to-period change
	2016	2015	$	%
	(dollars in thousands)
Other (expense) income, net	$(1,052)	$(1,473)	$(421)	(28.6)%
Percentage of revenue	1.6%	2.0%

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Other expense was $1.1 million for the three months ended March 31, 2016 compared with other expense of $1.5 million for the three months ended March 31, 2015. Other (expense) income consists primarily of interest expense related to our financing arrangements, including the lease of our corporate headquarters, foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, interest earned on our invested cash balances and bank fees associated with our financing arrangements. The decrease in other expense was primarily driven by the reversal of accrued interest associated with the reversal of a tax reserve.

During the three months ended March 31, 2016 and 2015, respectively, with the exception of the lease agreement entered into by the Company relating to the sale leaseback transaction in the first quarter of 2015, we had no significant off-balance-sheet risks such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Tax (Benefit) Provision

	Three months ended March 31,		Period-to-period change
	2016	2015	$	%
	(dollars in thousands)
Income tax (benefit) provision	$(504)	$101	$(605)	(599.0)%
Percentage of revenue	(0.7)%	0.1%

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

During the first quarter of 2016, the statute of limitations associated with a tax position previously taken by the Company expired. This previously recorded tax reserve of $0.6 million and related accrued interest of $0.3 million were reversed during the three months ended March 31, 2016.

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

During the three months ended March 31, 2016, the Company used $10.2 million of cash from operating activities. This was predominately driven by increases in accounts receivable and other assets and liabilities. In comparison, during the three months ended March 31, 2015, the Company generated $8.7 million of cash from operating activities.

Investing activities for the three months ended March 31, 2016 and 2015 included $1.3 million and $0.3 million, respectively, used for capital expenditures.

Financing activities for the three months ended March 31, 2016 provided net cash of $0.3 million, primarily relating to the exercise of stock options. In comparison, financing activities for the three months ended March 31, 2015 provided net cash of $34.9 million, primarily due to a net cash inflow of $48.5 million from the sale and leaseback of our corporate headquarters building in Beverly, Massachusetts. This cash inflow from the sale and leaseback was reduced by $0.8 million of related financing costs and the $14.5 million discharge of a term loan secured by a mortgage on the property. Cash provided by financing activities in the first quarter of 2015 also included $0.9 million received relating to the exercise of stock options and a $0.8 million decrease in our restricted cash balance.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We currently have no credit facility but the Company believes it would be able to borrow on reasonable terms if needed.

Management believes that maintaining a strong cash balance is appropriate to fund a potential ramp in business. Should demand for our products decline in future periods, we believe we can align spending levels to provide sufficient liquidity to support operations.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2016 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2016, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of March 31, 2016, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 5, 2016. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 5, 2016. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 5, 2016. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 5, 2016. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 5, 2016	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer