Form 10-Q
period 2016-06-30
AXCELIS TECHNOLOGIES INC
filed 2016-08-08
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016 there were 29,158,172 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Product	$58,859	$72,748	$121,034	$140,278
Services	5,592	5,689	10,938	11,442
Total revenue	64,451	78,437	131,972	151,720
Cost of revenue:
Product	34,638	46,560	74,902	91,745
Services	4,682	4,703	8,523	9,421
Total cost of revenue	39,320	51,263	83,425	101,166
Gross profit	25,131	27,174	48,547	50,554
Operating expenses:
Research and development	8,478	7,899	17,114	16,098
Sales and marketing	5,790	5,858	11,750	11,486
General and administrative	6,232	6,231	12,274	12,332
Restructuring charges	—	8	282	18
Total operating expenses	20,500	19,996	41,420	39,934
Income from operations	4,631	7,178	7,127	10,620
Other (expense) income:
Interest income	54	6	108	9
Interest expense	(1,338)	(1,310)	(2,385)	(2,353)
Other, net	(238)	49	(297)	(384)
Total other (expense) income	(1,522)	(1,255)	(2,574)	(2,728)
Income before income taxes	3,109	5,923	4,553	7,892
Income tax provision (benefit)	172	40	(332)	141
Net income	$2,937	$5,883	$4,885	$7,751
Net income per share:
Basic	$0.10	$0.21	$0.17	$0.27
Diluted	$0.10	$0.20	$0.16	$0.26
Shares used in computing net income per share:
Basic weighted average common shares	29,097	28,446	29,066	28,367
Diluted weighted average common shares	30,701	30,153	30,607	29,975

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$2,937	$5,883	$4,885	$7,751
Other comprehensive (loss) income:
Foreign currency translation adjustments	(456)	329	593	(681)
Amortization of actuarial gains from pension plan	26	19	52	38
Total other comprehensive (loss) income	(430)	348	645	(643)
Comprehensive income	$2,507	$6,231	$5,530	$7,108

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$60,981	$78,889
Accounts receivable, net	63,482	36,868
Inventories, net	110,582	109,408
Prepaid expenses and other current assets	7,658	4,792
Total current assets	242,703	229,957
Property, plant and equipment, net	31,057	30,031
Long-term restricted cash	6,862	6,936
Other assets	18,666	14,860
Total assets	$299,288	$281,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,836	$19,849
Accrued compensation	5,935	9,059
Warranty	2,958	3,363
Income taxes	196	143
Deferred revenue	13,781	7,863
Other current liabilities	4,584	4,091
Total current liabilities	54,290	44,368
Sale leaseback obligation	47,586	47,586
Long-term deferred revenue	650	679
Other long-term liabilities	4,950	5,387
Total liabilities	107,476	98,020
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 75,000 shares authorized; 29,134 shares issued and outstanding at June 30, 2016; 29,025 shares issued and 28,995 shares outstanding at December 31, 2015	29	29
Additional paid-in capital	530,389	529,089
Treasury stock, at cost, no shares at June 30, 2016 and 30 at December 31, 2015	—	(1,218)
Accumulated deficit	(337,820)	(342,705)
Accumulated other comprehensive loss	(786)	(1,431)
Total stockholders’ equity	191,812	183,764
Total liabilities and stockholders’ equity	$299,288	$281,784

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$4,885	$7,751
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,061	2,298
Deferred taxes	480	97
Stock-based compensation expense	2,079	3,055
Provision for excess and obsolete inventory	815	537
Changes in operating assets & liabilities:
Accounts receivable	(26,448)	516
Inventories	(1,540)	(19,381)
Prepaid expenses and other current assets	(3,054)	(2,205)
Accounts payable and other current liabilities	3,721	21,213
Deferred revenue	5,875	1,671
Income taxes	50	104
Other assets and liabilities	(5,629)	(3,888)
Net cash (used in) provided by operating activities	(16,705)	11,768
Cash flows from investing activities
Expenditures for property, plant and equipment	(1,859)	(672)
Net cash used in investing activities	(1,859)	(672)
Cash flows from financing activities
Decrease in restricted cash	74	760
Financing fees and other expenses	(117)	(847)
Principal payments on term loan	—	(14,530)
Principal payments on sale leaseback obligation	—	(392)
Proceeds from sale leaseback obligation	—	48,940
Proceeds from exercise of stock options	556	1,665
Proceeds from Employee Stock Purchase Plan	—	213
Net cash provided by financing activities	513	35,809
Effect of exchange rate changes on cash and cash equivalents	143	427
Net (decrease) increase in cash and cash equivalents	(17,908)	47,332
Cash and cash equivalents at beginning of period	78,889	30,753
Cash and cash equivalents at end of period	$60,981	$78,085

Supplemental disclosure of total cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$60,981	$78,085
Restricted cash at end of period	6,862	65
Total cash, cash equivalents and restricted cash at end of period	$67,843	$78,150

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

Note 2.  Correction of Accounting Error in Prior Period

Subsequent to March 31, 2016, but prior to filing this Form 10-Q for the quarter ended June 30, 2016, the Company discovered a cumulative error associated with the elimination of profits on sales of inventory to its subsidiaries.  This error had no impact upon the Company’s consolidated statement of operations or consolidated statement of cash flows subsequent to the year ended December 31, 2010.  The following financial statement line items reported in the Company’s consolidated balance sheets for the years ended December 31, 2015 and 2014 were affected by the correction of this accounting error:

(in thousands)	Previously Reported December 31, 2015	Adjusted December 31, 2015	Effect of Change
Inventory, net	$115,904	$109,408	$(6,496)
Total current assets	236,453	229,957	(6,496)
Total assets	288,280	281,784	(6,496)
Accumulated deficit	(336,209)	(342,705)	(6,496)
Total stockholders' equity	190,260	183,764	(6,496)
Total liabilities and stockholders' equity	$288,280	$281,784	$(6,496)

(in thousands)	Previously Reported December 31, 2014	Adjusted December 31, 2014	Effect of Change
Inventory, net	$104,063	$97,567	$(6,496)
Total current assets	185,135	178,639	(6,496)
Total assets	227,654	221,158	(6,496)
Accumulated deficit	(350,887)	(357,383)	(6,496)
Total stockholders' equity	168,352	161,856	(6,496)
Total liabilities and stockholders' equity	$227,654	$221,158	$(6,496)

This error was associated with transactions occurring prior to September 2010, at which time the Company revised its methodology to compute and eliminate intercompany profits. However, the Company failed to identify and record an entry to eliminate the cumulative error resulting from the prior methodology. This $6.5 million error resulted in an overstatement of inventory and a cumulative understatement of cost of product revenue as of September 2010.  Thereafter, the effect was an overstatement of inventory and understatement of accumulative deficit for each subsequent reporting period.  The consolidated balance sheets as of December 31, 2015 and 2014 have been revised to reflect the correction of the error through a decrease in inventory and an increase in accumulated deficit of $6.5 million.  In the opinion of management, the effect is not material to the consolidated financial position or results of operations for any previously reported period.  However, prior year amounts will be revised, as reflected above, in future filings.

Note 3. 1-for-4 Reverse Stock Split

As of 6:00 PM Eastern Time on June 30, 2016, the Company effected a 1-for-4 reverse stock split of its common stock. The Company continues to be traded under its unchanged symbol “ACLS.” All previously reported common stock share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. As a result of the reduced number of shares outstanding after the reverse stock split, the stated capital attributable to common stock on the Company’s balance sheet (which consists of the unchanged $0.001 par value per share multiplied by the aggregate number of shares issued and outstanding), has been reduced. Correspondingly, the Company’s additional paid-in capital account, which consists of the difference between its stated capital and the aggregate amount paid to the Company upon issuance of all currently outstanding shares of its common stock, has been credited with the amount by which the stated capital was reduced. The Company’s stockholders’ equity, in the aggregate, remains unchanged.

Immediately prior to the effectiveness of the reverse stock split, the Company retired 120,000 shares of common stock held in treasury to the status of authorized and unissued.

Note 4.  Stock-Based Compensation

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

The Company recognized stock-based compensation expense of $1.2 million for the three-month period ended June 30, 2016. The Company recognized $1.9 million for the three-month period ended June 30, 2015, which included $1.1 million of expense due to accelerated vesting of equity awards as a result of stock price performance vesting terms.  The Company recognized stock-based compensation expense of $2.1 million and $3.1 million for the six-month periods ended June 30, 2016 and 2015, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

In the three-month and six-month periods ended June 30, 2016, the Company issued 0.1 million and 0.1 million shares of common stock, respectively, in connection with the exercise of stock options resulting in proceeds of $0.4 million and $0.6 million, respectively.

Note 5.  Computation of Net Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted‑average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased by the number of additional common shares that would have been outstanding if the potentially dilutive common shares issuable for stock options, restricted stock units and employee stock purchase plan accounts had been issued, calculated using the treasury stock method. The earnings per share amounts presented within our financial statements and related notes and the related basic and diluted weighted average share amounts stated below have been revised to reflect the 1-for-4 reserve stock split described in Note 3 above.

The components of net earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders	$2,937	$5,883	$4,885	$7,751
Weighted average common shares outstanding used in computing basic earnings per share	29,097	28,446	29,066	28,367
Incremental options and RSUs	1,604	1,707	1,541	1,608
Weighted average common shares outstanding used in computing diluted net earnings per share	30,701	30,153	30,607	29,975
Net earnings per share
Basic	$0.10	$0.21	$0.17	$0.27
Diluted	$0.10	$0.20	$0.16	$0.26

Diluted weighted average common shares outstanding does not include options, awards and restricted stock units outstanding to purchase 0.9 million and 0.1 million common equivalent shares for the three-month periods ended June 30, 2016 and 2015, respectively, and does not include options and restricted stock units outstanding to purchase 0.9 million and 0.2 million common equivalent shares for the six-month periods ended June 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

Note 6.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2016:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2015	$(744)	$(687)	$(1,431)
Other comprehensive income and pension reclassification (1)	593	52	645
Balance at June 30, 2016	$(151)	$(635)	$(786)

(1)	The tax effect for pension reclassification was not material to the consolidated financial statements.

Note 7.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Raw materials	$73,636	$72,070
Work in process	28,399	29,219
Finished goods (completed systems)	8,547	8,119
	$110,582	$109,408

The value of raw materials shown for December 31, 2015, reflects the correction of an immaterial error discussed in Note. 2.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of June 30, 2016 and December 31, 2015, inventories are stated net of inventory reserves of $9.6 million and $10.5 million, respectively.

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

The changes in the Company’s standard product warranty liability are as follows:

	Six months ended
	June 30,
	2016	2015
	(in thousands)
Balance at January 1 (beginning of year)	$3,555	$1,526
Warranties issued during the period	1,551	2,230
Settlements made during the period	(2,399)	(1,020)
Changes in estimate of liability for pre-existing warranties during the period	520	344
Balance at June 30 (end of period)	$3,227	$3,080

Amount classified as current	$2,958	$2,886
Amount classified as long-term	269	194
Total warranty liability	$3,227	$3,080

Note 9.  Restructuring Charges

In the first quarter of 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, the Company had severance and other costs related to a reduction in force. Changes in the Company’s restructuring liability, which consist primarily of payments made on obligations of severance and related costs (which obligations are included in amounts reported as other current liabilities), are as follows:

(in thousands)
Balance at December 31, 2015	$—
Severance and, related costs	282
Cash payments	(194)
Balance at June 30, 2016	$88

Note 10.  Fair Value Measurements

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy:

	June 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$43,815	$—	$—	$43,815
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$65,327	$—	$—	$65,327
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and investment accounts), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 11.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Property Owner LLC. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.6 million as of June 30, 2016. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and is classified as restricted cash as of June 30, 2016.

Note 12.  Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain other tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.

At December 31, 2015, the Company had $124.2 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. The Company maintains a 100% domestic valuation allowance, reducing the carrying value of the deferred tax assets in the United States to zero.  The Company will continue to maintain a full valuation allowance for those tax assets until accounting principles require the release of the allowance based on expectations of continuing profitability.

During the first quarter of 2016, the statute of limitations associated with a tax position previously taken by the Company expired. The related tax reserve of $0.6 million and accrued interest of $0.3 million that had been recorded were reversed during the six months ended June 30, 2016.

See Note 15 for the effect of the adoption of Accounting Standards Update No. 2015-17.

Note 13.  Concentration of Risk

For the three months ended June 30, 2016, three customers accounted for 14.8%, 11.7% and 10.4% of consolidated revenue, respectively. For the six months ended June 30, 2016, two customers accounted for 16.4% and 14.1% of consolidated revenue, respectively.

For the three months ended June 30, 2015, two customers accounted for 29.9% and 10.0%, of consolidated revenue, respectively. For the six months ended June 30, 2015, one customer accounted for 33.1% of consolidated revenue.

At June 30, 2016, three customers accounted for 16.5%, 14.5% and 10.8% consolidated accounts receivable, respectively. At December 31, 2015, three customers accounted for 22.9%, 12.7% and 11.6% of consolidated accounts receivable, respectively.

Note 14.  Contingencies

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

Note 15.  Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. They apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU No. 2015-17 early, effective June 30, 2016, on a prospective basis. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of June 30, 2016, reducing current deferred tax assets by $0.2 million, long-term deferred tax assets of $0.3 million and short-term deferred tax liabilities by $0.5 million. The current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015, have not been reclassified.

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which further clarifies performance obligations in a contract with a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers” (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides a more narrow interpretation of ASU No. 2014-09. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We are currently assessing the potential impact the adoption of these standards will have on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The ASU requires lessees to recognize the rights and obligations created by most leases as assets and liabilities on their balance sheet and continue to recognize expenses on their income statement over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on the consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation — Stock Compensation,” which changes the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities and any entity that elects early adoption must adopt all of the amendments in the same period.  We are currently evaluating the impact of ASU 2016-09 on the consolidated financial statements and disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" and under “Risk Factors” in Part II, Item 1A to our annual report on Form 10-K for the year ended December 31, 2015, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

Axcelis is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry worldwide.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our net revenue from our ten largest customers accounted for 72.9% of total revenue for the six months ended June 30, 2016.

Our product development and manufacturing activities occur primarily in the United States.  Axcelis’ equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia.

Demand for semiconductor manufacturing equipment and services has historically been subject to cyclical industry conditions reflecting our customers’ responses to changes in the nature and timing of technological advances in fabrication processes, supply and demand for chips, and global economic and market conditions. Separately from overall market demand, Axcelis’ results are also impacted by our customers’ decisions to purchase our products rather than our competitors’ systems.  Since 2014, our financial results reflect increasing sales of our innovative Purion ion implantation systems, and our continued investment in research and development programs related to our Purion ion implantation products. Semiconductor capital spending in 2016 is expected to be lower than 2015, resulting in first-half quarterly revenue below that of 2015. Over the longer term, we expect to continue to grow Purion system sales, gain market share and improve gross margins.

In light of these conditions, Axcelis' results can vary significantly year-over-year, as well as quarter-over-quarter.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Product	91.3%	92.7%	91.7%	92.5%
Services	8.7	7.3	8.3	7.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.7	59.4	56.8	60.5
Services	7.3	6.0	6.5	6.2
Total cost of revenue	61.0	65.4	63.3	66.7
Gross profit	39.0	34.6	36.7	33.3
Operating expenses:
Research and development	13.2	10.1	13.0	10.6
Sales and marketing	9.0	7.5	8.9	7.6
General and administrative	9.7	7.9	9.3	8.1
Restructuring charges	0.0	0.0	0.2	0.0
Total operating expenses	31.9	25.5	31.4	26.3
Income from operations	7.1	9.1	5.3	7.0
Other (expense) income:
Interest income	0.1	0.0	0.1	0.0
Interest expense	(2.1)	(1.7)	(1.8)	(1.6)
Other, net	(0.4)	0.1	(0.2)	(0.3)
Total other expense	(2.4)	(1.6)	(1.9)	(1.9)
Income before income taxes	4.7	7.5	3.4	5.1
Income tax provision (benefit)	0.3	0.1	(0.3)	0.1
Net income	4.4%	7.4%	3.7%	5.0%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
Product	$58,859	$72,748	$(13,889)	(19.1)%	$121,034	$140,278	$(19,244)	(13.7)%
Percentage of revenue	91.3%	92.7%			91.7%	92.5%
Services	5,592	5,689	(97)	(1.7)%	10,938	11,442	(504)	(4.4)%
Percentage of revenue	8.7%	7.3%			8.3%	7.5%
Total revenue	$64,451	$78,437	$(13,986)	(17.8)%	$131,972	$151,720	$(19,748)	(13.0)%

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $58.9 million, or 91.3%, of revenue during the three months ended June 30, 2016, compared with $72.7 million, or 92.7% of revenue for the three months ended June 30, 2015. The $13.9 million decrease in product revenue for the three month period ending June 30, 2016, in comparison to the same period in 2015, was primarily driven by a decrease in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2016 and December 31, 2015 was $14.4 million and $8.5 million, respectively. The increase in deferred revenue is primarily due the volume of shipments late in the quarter.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.6 million, or 8.7% of revenue for the three months ended June 30, 2016, compared with $5.7 million, or 7.3% of revenue for the three months ended June 30, 2015. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Product

Product revenue was $121.0 million, or 91.7% of revenue for the six months ended June 30, 2016, compared with $140.3 million, or 92.5% of revenue for the six months ended June 30, 2015. The $19.2 million decrease in product revenue was primarily driven by a decrease in the number of Purion systems sold.

Services

Services revenue was $10.9 million, or 8.3% of revenue for the six months ended June 30, 2016, compared with $11.4 million, or 7.5% of revenue for the six months ended June 30, 2015.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by systems and aftermarket, as described below.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Systems

Included in total revenue of $64.5 million during the three months ended June 30, 2016 is revenue from sales of new systems of $33.7 million, or 52.2% of total revenue, compared with $41.6 million, or 53.0%, of total revenue for the three months ended June 30, 2015. The decrease was due to lower sales of our Purion systems sold in the recent quarter.

Aftermarket

We refer to the business of selling spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Included in total revenue of $64.5 million during the three months ended June 30, 2016 is revenue from our aftermarket business of $30.8 million, compared to $36.9 million for the three months ended June 30, 2015. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Systems

Included in total revenue of $132.0 million during the six months ended June 30, 2016 is revenue from sales of new systems of $70.7 million, or 53.6% of total revenue, compared with $84.1 million, or 55.4% of total revenue of $151.7 million for the six months ended June 30, 2015. The decrease was due to lower sales of our Purion systems in the recent period.

Aftermarket

Included in total revenue of $132.0 million during the six months ended June 30, 2016 is revenue from our aftermarket business of $61.3 million, or 46.4%, compared to $67.7 million, or 44.6% for the six months ended June 30, 2015.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Gross Profit:
Product	$24,221	$26,188	$(1,967)	(7.5)%	$46,132	$48,533	$(2,401)	(4.9)%
Product gross margin	41.2%	36.0%			38.1%	34.6%

Services	910	986	(76)	(7.7)%	2,415	$2,021	394	19.5%
Services gross margin	16.3%	17.3%			22.1%	17.7%
Total gross profit	$25,131	$27,174	$(2,043)	(7.5)%	$48,547	$50,554	$(2,007)	(4.0)%
Gross margin	39.0%	34.6%			36.8%	33.3%

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Product

Gross margin from product revenue was 41.2% for the three months ended June 30, 2016, compared to 36.0% for the three months ended June 30, 2015. The increase in gross margin of 5.2 percentage points resulted from improved margins on Purion systems combined with an increased mix of higher margin parts and upgrades.

Services

Gross margin from services revenue was 16.3% for the three months ended June 30, 2016, compared to 17.3% for the three months ended June 30, 2015. The decrease in gross margin in the recent period is attributable to a decreased share of higher margin service revenue compared with the prior period.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Product

Gross margin from product revenue was 38.1% for the six months ended June 30, 2016, compared to 34.6% for the six months ended June 30, 2015.  The increase in gross margin of 3.5 percentage points resulted from improved margins on Purion systems, combined with an increased mix of higher margin parts and upgrades.

Services

Gross margin from services revenue was 22.1% for the six months ended June 30, 2016, compared to 17.7% for the six months ended June 30, 2015. The increase in gross margin of 4.4 percentage points in the recent period is attributable to an increased share of higher margin service revenue.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$8,478	$7,899	$579	7.3%	$17,114	$16,098	$1,016	6.3%
Percentage of revenue	13.2%	10.1%			13.0%	10.6%
Sales and marketing	5,790	5,858	(68)	(1.2)%	11,750	11,486	264	2.3%
Percentage of revenue	9.0%	7.5%			8.9%	7.6%
General and administrative	6,232	6,231	1	0.0%	12,274	12,332	(58)	(0.5)%
Percentage of revenue	9.7%	7.9%			9.3%	8.1%
Restructuring charges	—	8	(8)	(100.0)%	282	18	264	1,466.7%
Percentage of revenue	0.0%	0.0%			0.2%	0.0%
Total operating expenses	$20,500	$19,996	$504	2.5%	$41,420	$39,934	$1,486	3.7%
Percentage of revenue	31.9%	25.5%			31.4%	26.3%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $11.3 million and $23.2 million, or 55.2% and 56.5%, of our total operating expenses for the three and six-month periods ended June 30, 2016, respectively. For the three and six month periods ended June 30, 2015, personnel costs were $11.5 million and $22.8 million, respectively, or 57.5% and 57.0%, respectively, of our total operating expenses. The lower personnel costs for the 3 months ended June 30, 2016 are primarily due to higher stock-based compensation expense in the same period last year resulting from accelerated vesting of equity awards as a result of stock price performance vesting terms. Personnel costs for the 6 months ended June 30, 2016 increased $0.4 million due to increased labor costs in research and development.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)
Research and development	$8,478	$7,899	$579	7.3%	$17,114	$16,098	1,016	6.3%
Percentage of revenue	13.2%	10.1%			13.0%	10.6%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Research and development expense was $8.5 million during the three months ended June 30, 2016; an increase of $0.6 million, or 7.3%, compared with $7.9 million during the three months ended June 30, 2015. The increase in expense is primarily due to increased labor and material costs incurred in the current year compared to the same period last year.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Research and development expense was $17.1 million during the six months ended June 30, 2016; an increase of $1.0 million, or 6.3%, compared with $16.1 million during the six months ended June 30, 2015. The increase was primarily due to increased labor and material costs incurred in the current year compared to the same period last year.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)
Sales and marketing	$5,790	$5,858	$(68)	(1.2)%	$11,750	$11,486	$264	2.3%
Percentage of revenue	9.0%	7.5%			8.9%	7.6%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Sales and marketing expense was $5.8 million during the three months ended June 30, 2016; a decrease of $0.1 million, or 1.2%, relatively flat compared with $5.9 million during the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Sales and marketing expense was $11.8 million during the six months ended June 30, 2016; an increase of $0.3 million, or 2.3%, compared with $11.5 million during the six months ended June 30, 2015. The increase is primarily due to labor costs.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)
General and administrative	$6,232	$6,231	$1	0.0%	$12,274	$12,332	(58)	(0.5)%
Percentage of revenue	9.7%	7.9%			9.3%	8.1%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

General and administrative expense was $6.2 million during the three months ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

General and administrative expense was $12.3 million during the six months ended June 30, 2016 and 2015.

Restructuring Charges

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2016	2015	$ %		2016	2015	$ %
			(dollars in thousands)
Restructuring charges	$—	$8	$(8)	(100.0)%	$282	$18	$264	1,466.7%
Percentage of revenue	0.0%	0.0%			0.2%	0.0%

In the first quarter of 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, we had severance and other costs related to a reduction in force.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)				(dollars in thousands)
Other (expense) income	$(1,522)	$(1,255)	$(267)	21.3%	$(2,574)	$(2,728)	$154	(5.6)%
Percentage of revenue	(2.4)%	(1.6)%			(1.9)%	(1.9)%

Other (expense) income consists primarily of foreign exchange gains and losses attributable to fluctuations against local currencies of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to financing arrangements. Other expense was $1.5 million for the three months ended June 30, 2016, compared with $1.3 million for the three months ended June 30, 2015. The increase in other expense was primarily driven by fluctuations in currency exchange. During the three months ended June 30, 2016 and 2015, respectively, the Company recorded $1.3 million in deemed interest expense associated with the lease of our headquarters in Beverly, which is being accounted for as a financing obligation.

The $0.2 million decrease in other expense for the six month period ended June 30, 2016 compared with the six month period ended June 30, 2015, was primarily due to fluctuations in currency exchange.

During the three and six-month periods ended June 30, 2016 and 2015, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Tax Provision (Benefit)

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)				(dollars in thousands)
Income tax	$172	$40	$132	330.0%	$(332)	$141	$(473)	(335.5)%
Percentage of revenue	0.3%	0.1%			(0.3)%	0.1%

We incur income tax expense relating principally to operating results of foreign entities in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European tax jurisdictions and, as a result, we do not currently pay significant income taxes in those jurisdictions. Additionally, we do not recognize the tax benefit for such losses in the United States and certain European taxing jurisdictions, and will not do so until we have sufficient income such that these tax benefits can be utilized. The

Company will continue to maintain a full valuation allowance for these tax assets until accounting principles require the release of the allowance based on expectations of continuing profitability.

During the first quarter of 2016, the statute of limitations associated with a tax position previously taken by the Company expired. The related tax reserve of $0.6 million and accrued interest of $0.3 million that had been recorded were reversed during the six months ended June 30, 2016.

Liquidity and Capital Resources

The Company had $61.0 million in cash and cash equivalents at June 30, 2016. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand.

Our liquidity is affected by many factors.  Some of these relate specifically to the operations of our business, for example, the rate of sale of our products, and others relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure, other than cost of goods sold, does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending on these factors.

During the six months ended June 30, 2016, the Company used $16.7 million of cash in operating activities. This was predominately driven by increases in accounts receivable related to late quarter system sales and increases in other assets and liabilities. In comparison, during the six months ended June 30, 2015, the Company generated $11.8 million of cash from operating activities.

Investing activities for the six months ended June 30, 2016 and 2015 included $1.9 million and $0.7 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2016 provided net cash of $0.5 million, primarily relating to the proceeds from the exercise of stock options. In comparison, financing activities for the six months ended June 30, 2015 provided net cash of $35.8 million, primarily due to a net cash inflow of $48.5 million from the sale and leaseback of our corporate headquarters building in Beverly, Massachusetts. This cash inflow from the sale and leaseback was reduced by $0.8 million of related financing costs and the $14.5 million discharge of a term loan secured by a mortgage on the property. Cash provided by financing activities in the first half of 2015 included $1.9 million received relating to the proceeds from the exercise of stock options purchases and through the Employee Stock Purchase Plan as well as a $0.8 million decrease in our restricted cash balance.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2016 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2016, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of June 30, 2016, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2015.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Axcelis Technologies, Inc., effective June 30, 2016, as filed with the Secretary of State of the State of Delaware. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2016.

3.3	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

10.1	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through May 4, 2016, as adjusted for the reverse stock split effective June 30, 2016. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2016. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 8, 2016. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2016. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 8, 2016. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 8, 2016	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer