Form 10-Q
period 2016-09-30
AXCELIS TECHNOLOGIES INC
filed 2016-11-03
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 there were 29,368,142 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product	$59,302	$73,795	$180,336	$214,073
Services	6,348	5,522	17,286	16,964
Total revenue	65,650	79,317	197,622	231,037
Cost of revenue:
Product	36,360	45,698	111,262	137,443
Services	5,186	4,440	13,709	13,861
Total cost of revenue	41,546	50,138	124,971	151,304
Gross profit	24,104	29,179	72,651	79,733
Operating expenses:
Research and development	8,493	8,581	25,607	24,679
Sales and marketing	5,992	6,322	17,742	17,808
General and administrative	5,988	6,584	18,262	18,916
Restructuring charges	—	—	282	18
Total operating expenses	20,473	21,487	61,893	61,421
Income from operations	3,631	7,692	10,758	18,312
Other (expense) income:
Interest income	53	7	161	16
Interest expense	(1,342)	(1,274)	(3,727)	(3,627)
Other, net	(55)	(167)	(352)	(551)
Total other (expense) income	(1,344)	(1,434)	(3,918)	(4,162)
Income before income taxes	2,287	6,258	6,840	14,150
Income tax provision (benefit)	136	157	(196)	298
Net income	$2,151	$6,101	$7,036	$13,852
Net income per share:
Basic	$0.07	$0.21	$0.24	$0.49
Diluted	$0.07	$0.20	$0.23	$0.46
Shares used in computing net income per share:
Basic weighted average common shares	29,221	28,700	29,118	28,480
Diluted weighted average common shares	31,037	30,466	30,760	30,155

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$2,151	$6,101	$7,036	$13,852
Other comprehensive income (loss):
Foreign currency translation adjustments	936	(1,672)	1,529	(2,353)
Amortization of actuarial gains from pension plan	26	18	78	56
Total other comprehensive income (loss)	962	(1,654)	1,607	(2,297)
Comprehensive income	$3,113	$4,447	$8,643	$11,555

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$65,623	$78,889
Accounts receivable, net	44,993	36,868
Inventories, net	117,001	109,408
Prepaid expenses and other current assets	4,701	4,792
Total current assets	232,318	229,957
Property, plant and equipment, net	30,804	30,031
Long-term restricted cash	6,865	6,936
Other assets	21,163	14,860
Total assets	$291,150	$281,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,241	$19,849
Accrued compensation	4,508	9,059
Warranty	2,597	3,363
Income taxes	235	143
Deferred revenue	7,074	7,863
Other current liabilities	5,057	4,091
Total current liabilities	39,712	44,368
Sale leaseback obligation	47,586	47,586
Long-term deferred revenue	788	679
Other long-term liabilities	5,136	5,387
Total liabilities	93,222	98,020
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 75,000 shares authorized; 29,347 shares issued and outstanding at September 30, 2016; 29,025 shares issued and 28,995 shares outstanding at December 31, 2015	29	29
Additional paid-in capital	533,392	529,089
Treasury stock, at cost, no shares at September 30, 2016 and 30 shares at December 31, 2015	—	(1,218)
Accumulated deficit	(335,669)	(342,705)
Accumulated other comprehensive income (loss)	176	(1,431)
Total stockholders’ equity	197,928	183,764
Total liabilities and stockholders’ equity	$291,150	$281,784

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$7,036	$13,852
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,193	3,608
Gain on sale of equipment	(162)	—
Deferred taxes	465	84
Stock-based compensation expense	3,930	4,467
Provision for doubtful accounts	106	—
Provision for excess and obsolete inventory	1,142	835
Changes in operating assets & liabilities:
Accounts receivable	(7,898)	3,541
Inventories	(7,534)	(19,096)
Prepaid expenses and other current assets	(58)	(3,637)
Accounts payable and other current liabilities	(4,122)	9,849
Deferred revenue	(704)	2,967
Income taxes	85	73
Other assets and liabilities	(8,494)	(4,120)
Net cash (used in) provided by operating activities	(13,015)	12,423
Cash flows from investing activities
Proceeds from sale of equipment	162	—
Expenditures for property, plant and equipment	(2,261)	(1,329)
Net cash used in investing activities	(2,099)	(1,329)
Cash flows from financing activities
Decrease in restricted cash	71	764
Financing fees and other expenses	(146)	(847)
Principal payments on term loan	—	(14,530)
Principal payments on sale leaseback obligation	—	(392)
Proceeds from sale leaseback obligation	—	48,940
Proceeds from exercise of stock options	1,737	3,537
Proceeds from Employee Stock Purchase Plan	—	213
Net cash provided by financing activities	1,662	37,685
Effect of exchange rate changes on cash and cash equivalents	186	339
Net (decrease) increase in cash and cash equivalents	(13,266)	49,118
Cash and cash equivalents at beginning of period	78,889	30,753
Cash and cash equivalents at end of period	$65,623	$79,871

Supplemental disclosure of total cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$65,623	$79,871
Restricted cash at end of period	6,865	61
Total cash, cash equivalents and restricted cash at end of period	$72,488	$79,932

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

Note 2.  Correction of Accounting Error in Prior Period

Subsequent to March 31, 2016, but prior to filing the Form 10-Q for the quarter ended June 30, 2016, the Company discovered a cumulative error associated with the elimination of profits on sales of inventory to its subsidiaries.  This error had no impact upon the Company’s consolidated statement of operations or consolidated statement of cash flows subsequent to the year ended December 31, 2010.  The following financial statement line items reported in the Company’s consolidated balance sheets for the years ended December 31, 2015 and 2014 were affected by the correction of this accounting error:

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

The Company recognized stock-based compensation expense of $1.9 million and $1.4 million for the three month periods ended September 30, 2016 and 2015, respectively. The Company recognized stock-based compensation expense of $3.9 million and $4.5 million for the nine month periods ended September 30, 2016 and 2015, respectively.  These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month and nine month periods ended September 30, 2016, the Company issued 0.2 million and 0.4 million shares of common stock, respectively, in connection with the exercise of stock options, resulting in proceeds of $1.2 million and $1.7 million, respectively.

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

The components of net earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders	$2,151	$6,101	$7,036	$13,852
Weighted average common shares outstanding used in computing basic earnings per share	29,221	28,700	29,118	28,480
Incremental options and RSUs	1,816	1,766	1,642	1,675
Weighted average common shares outstanding used in computing diluted net earnings per share	31,037	30,466	30,760	30,155
Net earnings per share
Basic	$0.07	$0.21	$0.24	$0.49
Diluted	$0.07	$0.20	$0.23	$0.46

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase 0.9 million and 0.9 million common equivalent shares for the three month periods ended September 30, 2016 and 2015, respectively, and does not include options and restricted stock units outstanding to purchase 0.9 million and 1.0 million common equivalent shares for the nine month periods ended September 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

Note 6.  Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2016:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2015	$(744)	$(687)	$(1,431)
Other comprehensive income and pension reclassification (1)	1,529	78	1,607
Balance at September 30, 2016	$785	$(609)	$176

(1)	The tax effect for pension reclassification was not material to the consolidated financial statements.

Note 7.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Raw materials	$77,498	$72,070
Work in process	30,903	29,219
Finished goods (completed systems)	8,600	8,119
	$117,001	$109,408

The value of raw materials shown for December 31, 2015, reflects the correction of an immaterial error discussed in Note. 2.

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of September 30, 2016 and December 31, 2015, inventories are stated net of inventory reserves of $9.4 million and $10.5 million, respectively.

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

The changes in the Company’s standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2016	2015
	(in thousands)
Balance at January 1 (beginning of year)	$3,555	$1,526
Warranties issued during the period	2,286	3,543
Settlements made during the period	(3,570)	(1,611)
Changes in estimate of liability for pre-existing warranties during the period	551	345
Balance at September 30 (end of period)	$2,822	$3,803

Amount classified as current	$2,597	$3,532
Amount classified as long-term	225	271
Total warranty liability	$2,822	$3,803

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

(in thousands)
Balance at December 31, 2015	$—
Severance and, related costs	282
Cash payments	(267)
Balance at September 30, 2016	$15

Note 10.  Fair Value Measurements

Certain of the assets and liabilities on the Company’s balance sheets are reported at their “fair value.” Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy:

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$54,722	$—	$—	$54,722
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$65,327	$—	$—	$65,327
Liabilities
Sale leaseback obligation	$—	$—	$47,586	$47,586

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and investment accounts), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 11.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility to Beverly Property Owner LLC, an affiliate of Middleton Partners, based in Northbrook, Illinois, for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with Beverly Property Owner LLC. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.6 million as of September 30, 2016. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and is classified as restricted cash as of September 30, 2016.

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

During the first quarter of 2016, the statute of limitations associated with a tax position previously taken by the Company expired. The related tax reserve of $0.6 million and accrued interest of $0.3 million that had been recorded were reversed during the nine months ended September 30, 2016.

See Note 15 for the effect of the adoption of Accounting Standards Update No. 2015-17.

Note 13.  Concentration of Risk

For the three months ended September 30, 2016, three customers accounted for 16.0%, 12.0% and 11.7% of consolidated revenue, respectively. For the nine months ended September 30, 2016, two customers accounted for 12.3% and 10.1% of total revenue, respectively.

For the three months ended September 30, 2015, two customers accounted for 32.8% and 16.1%, of consolidated revenue, respectively. For the nine months ended September 30, 2015, one customer accounted for 33.0% of consolidated revenue.

At September 30, 2016, two customers accounted for 27.0% and 16.0% consolidated accounts receivable, respectively. At December 31, 2015, three customers accounted for 22.9%, 12.7% and 11.6% of accounts receivable, respectively.

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

Note 15.  Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in this ASU require entities that present classified statements of financial position to classify deferred tax liabilities and assets as noncurrent. They apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU No. 2015-17 early, effective June 30, 2016, on a prospective basis.  As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of September 30, 2016, reducing current deferred tax assets by $0.2 million, long-term deferred tax assets by $0.3 million and short-term deferred tax liabilities by $0.5 million. The current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015, have not been reclassified.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which changes the inventory measurement principles for entities using the first-in, first-out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. The amendments are effective for annual and interim periods beginning after December 15, 2016. The adoption of this ASU will not have a material impact on our financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation — Stock Compensation,” which changes the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities and any entity that elects early adoption must adopt all of the amendments in the same period.  The adoption of this ASU will not have a material impact on our financial statements and disclosures.

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

Overview

Axcelis is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry worldwide.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our ten largest customers accounted for 69.0% of total revenue for the nine months ended September 30, 2016.

Our product development and manufacturing activities occur primarily in the United States.  Axcelis’ equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia.

Demand for semiconductor manufacturing equipment and services has historically been subject to cyclical industry conditions reflecting our customers’ responses to changes in the nature and timing of technological advances in fabrication processes, supply and demand for chips, and global economic and market conditions. Separately from overall market demand, Axcelis’ results are also impacted by our customers’ decisions to purchase our products rather than our competitors’ systems. Our financial results in 2015 reflected increased sales of our innovative Purion ion implantation systems over 2014. Purion sales in the first three quarters of 2016 as compared to the same period in 2015 have declined as a result of a decrease in purchasing by dynamic random access memory (DRAM) sector customers. In 2015 and throughout 2016, we have continued to invest in research and development programs related to our Purion products. We expect to continue to grow Purion system sales, gain market share and improve gross margins.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product	90.3%	93.0%	91.3%	92.7%
Services	9.7	7.0	8.7	7.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	55.4	57.6	56.3	59.5
Services	7.9	5.6	6.9	6.0
Total cost of revenue	63.3	63.2	63.2	65.5
Gross profit	36.7	36.8	36.8	34.5
Operating expenses:
Research and development	12.9	10.8	13.0	10.7
Sales and marketing	9.1	8.0	9.0	7.7
General and administrative	9.1	8.3	9.2	8.2
Restructuring charges	—	—	0.1	—
Total operating expenses	31.1	27.1	31.3	26.6
Income from operations	5.6	9.7	5.5	7.9
Other (expense) income:
Interest income	0.1	—	0.1	—
Interest expense	(2.0)	(1.6)	(1.9)	(1.6)
Other, net	(0.1)	(0.2)	(0.2)	(0.2)
Total other expense	(2.0)	(1.8)	(2.0)	(1.8)
Income before income taxes	3.6	7.9	3.5	6.1
Income tax provision (benefit)	0.2	0.2	(0.1)	0.1
Net income	3.4%	7.7%	3.6%	6.0%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
Product	$59,302	$73,795	$(14,493)	(19.6)%	$180,336	$214,073	$(33,737)	(15.8)%
Percentage of revenue	90.3%	93.0%			91.3%	92.7%
Services	6,348	5,522	826	15.0%	17,286	16,964	322	1.9%
Percentage of revenue	9.7%	7.0%			8.7%	7.3%
Total revenue	$65,650	$79,317	$(13,667)	(17.2)%	$197,622	$231,037	$(33,415)	(14.5)%

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $59.3 million, or 90.3%, of revenue during the three months ended September 30, 2016, compared with $73.8 million, or 93.0% of revenue for the three months ended September 30, 2015. The $14.5 million decrease in product revenue for the three month period ending September 30, 2016, in comparison to the same period in 2015, was primarily driven by a decrease in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2016 and December 31, 2015 was $7.9 million and $8.5 million, respectively. The decrease is in deferred revenue is primarily due to the timing of the acceptance of system sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.3 million, or 9.7% of revenue for the three months ended September 30, 2016, compared with $5.5  million, or 7.0% of revenue for the three months ended September 30, 2015. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Product

Product revenue was $180.3 million, or 91.3% of revenue for the nine months ended September 30, 2016, compared with $214.1 million, or 92.7% of revenue for the nine months ended September 30, 2015. The $33.7 million decrease in product revenue was primarily driven by a decrease in the number of Purion systems sold.

Services

Services revenue was $17.3 million, or 8.7% of revenue for the nine months ended September 30, 2016, compared with $17.0 million, or 7.3% of revenue for the nine months ended September 30, 2015.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which divide revenue into new systems sales and “aftermarket,” meaning sales of spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and services hours.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Systems

Included in total revenue of $65.7 million during the three months ended September 30, 2016 is revenue from sales of new systems of $30.9 million, or 47.1% of total revenue, compared with $47.0 million, or 59.3%, of total revenue for the three months ended September 30, 2015. The decrease was due to lower sales of our Purion systems sold in the recent quarter.

Aftermarket

Included in total revenue of $65.7 million during the three months ended September 30, 2016 is revenue from our aftermarket business of $34.8 million, compared to $32.3 million for the three months ended September 30, 2015. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Systems

Included in total revenue of $197.6 million during the nine months ended September 30, 2016 is revenue from sales of new systems of $101.6 million, or 51.4% of total revenue, compared with $131.1 million, or 56.7% of total revenue of $231.0 million for the nine months ended September 30, 2015. The decrease was due to lower sales of our Purion systems in the recent period.

Aftermarket

Included in total revenue of $197.6 million during the nine months ended September 30, 2016 is revenue from our aftermarket business of $96.0 million, or 48.6%, compared to $99.9 million, or 43.3% for the nine months ended September 30, 2015.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Gross Profit:
Product	$22,942	$28,097	$(5,155)	(18.3)%	$69,074	$76,630	$(7,556)	(9.9)%
Product gross margin	38.7%	38.1%			38.3%	35.8%

Services	1,162	1,082	80	7.4%	3,577	$3,103	474	15.3%
Services gross margin	18.3%	19.6%			20.7%	18.3%
Total gross profit	$24,104	$29,179	$(5,075)	(17.4)%	$72,651	$79,733	$(7,082)	(8.9)%
Gross margin	36.7%	36.8%			36.8%	34.5%

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Product

Gross margin from product revenue was 38.7% for the three months ended September 30, 2016, compared to 38.1% for the three months ended September 30, 2015. The increase in gross margin of 0.6 percentage points resulted from improved margins on Purion systems combined with an increased mix of higher margin parts and upgrades.

Services

Gross margin from services revenue was 18.3% for the three months ended September 30, 2016, compared to 19.6% for the three months ended September 30, 2015. The decrease in gross margin in the recent period is attributable to changes in the mix of service contracts compared with the prior period.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Product

Gross margin from product revenue was 38.3% for the nine months ended September 30, 2016, compared to 35.8% for the nine months ended September 30, 2015.  The increase in gross margin of 2.5 percentage points resulted from improved margins on Purion systems, combined with an increased mix of higher margin parts and upgrades.

Services

Gross margin from services revenue was 20.7% for the nine months ended September 30, 2016, compared to 18.3% for the nine months ended September 30, 2015. The increase in gross margin in the recent period is attributable to an increased share of higher margin service revenue compared with the prior period and lower service costs.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$8,493	$8,581	$(88)	(1.0)%	$25,607	$24,679	$928	3.8%
Percentage of revenue	12.9%	10.8%			13.0%	10.7%
Sales and marketing	5,992	6,322	(330)	(5.2)%	17,742	17,808	(66)	(0.4)%
Percentage of revenue	9.1%	8.0%			9.0%	7.7%
General and administrative	5,988	6,584	(596)	(9.1)%	18,262	18,916	(654)	(3.5)%
Percentage of revenue	9.1%	8.3%			9.2%	8.2%
Restructuring charges	—	—	—	—%	282	18	264	1,466.7%
Percentage of revenue	0.0%	0.0%			0.1%	0.0%
Total operating expenses	$20,473	$21,487	$(1,014)	(4.7)%	$61,893	$61,421	$472	0.8%
Percentage of revenue	31.1%	27.1%			31.3%	26.6%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs, exclusive of our restructuring charge, are our largest expense, representing $12.1 million and $35.3 million, or 59.1% and 57.0%, of our total operating expenses for the three and nine month periods ended September 30, 2016, respectively. For the three and nine month periods ended September 30, 2015, personnel costs were $13.2 million and $36.4 million, respectively, or 61.4% and 59.3%, respectively, of our total operating expenses. The lower personnel costs for the three and nine months ended September 30, 2016 are primarily due to lower incentive based pay expense.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)
Research and development	$8,493	$8,581	$(88)	(1.0)%	$25,607	$24,679	928	3.8%
Percentage of revenue	12.9%	10.8%			13.0%	10.7%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Research and development expense was $8.5 million during the three months ended September 30, 2016,  relatively flat compared with $8.6 million during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Research and development expense was $25.6 million during the nine months ended September 30, 2016; an increase of $0.9 million, or 3.8%, compared with $24.7 million during the nine months ended September 30, 2015. The increase was primarily due to increased personnel costs incurred in the current year compared to the same period last year to work on product extensions and differentiators for Purion platform products.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)
Sales and marketing	$5,992	$6,322	$(330)	(5.2)%	$17,742	$17,808	$(66)	(0.4)%
Percentage of revenue	9.1%	8.0%			9.0%	7.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Sales and marketing expense was $6.0 million during the three months ended September 30, 2016; a decrease of $0.3 million, or 5.2%, relatively flat compared with $6.3 million during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Sales and marketing expense was $17.7 million during the nine months ended September 30, 2016, relatively flat compared with $17.8 million during the nine months ended September 30, 2015.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)
General and administrative	$5,988	$6,584	$(596)	(9.1)%	$18,262	$18,916	(654)	(3.5)%
Percentage of revenue	9.1%	8.3%			9.2%	8.2%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

General and administrative expense was $6.0 million during the three months ended September 30, 2016; a decrease of $0.6 million, or 9.1%, compared to $6.6 million during the three months ended September 30, 2015.  The decrease is primarily due to a reduction in incentive plan expense.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

General and administrative expense was $18.3 million during the nine months ended September 30, 2016, a decrease of $0.6 million, or 3.5%, compared to $18.9 million during the nine months ended September 30, 2015.  The decrease is primarily due to a reduction in incentive plan expense.

Restructuring Charges

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2016	2015	$ %		2016	2015	$ %
			(dollars in thousands)
Restructuring charges	$—	$—	$—	—%	$282	$18	$264	1,466.7%
Percentage of revenue	0.0%	0.0%			0.1%	0.0%

In the first quarter of 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, we had severance and other costs related to a reduction in force.

Other (Expense) Income

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)				(dollars in thousands)
Other (expense) income	$(1,344)	$(1,434)	$90	6.3%	$(3,918)	$(4,162)	$244	5.9%
Percentage of revenue	(2.0)%	(1.8)%			(2.0)%	(1.8)%

Other (expense) income consists primarily of foreign exchange gains and losses attributable to fluctuations against local currencies of the countries in which we operate, interest earned on our invested cash balances, bank fees associated with our financing arrangements and interest expense related to financing arrangements. Other expense was $1.3 million for the three months ended September 30, 2016, relatively flat compared with $1.4  million for the three months ended September 30, 2015. During both of the three month periods ended September 30, 2016 and 2015, the

Company recorded $1.3 million in deemed interest expense associated with the sale leaseback of our headquarters in Beverly, which is being accounted for as a financing obligation.

Other expense was $3.9 million for the nine months ended September 30, 2016, compared to $4.2 million for the nine months ended September 30, 2015. The $0.3 million decrease in other expense in the current period was primarily due to an expense in 2015 for the prepayment charge associated with the satisfaction of a term loan.

During the three and nine month periods ended September 30, 2016 and 2015, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Tax Provision (Benefit)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2016	2015	$ %		2016	2015	$ %
	(dollars in thousands)				(dollars in thousands)
Income tax	$136	$157	$(21)	(13.4)%	$(196)	$298	$(494)	(165.8)%
Percentage of revenue	0.2%	0.2%			(0.1)%	0.1%

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

During the first quarter of 2016, the statute of limitations associated with a tax position previously taken by the Company expired. The related tax reserve of $0.6 million and accrued interest of $0.3 million that had been recorded were reversed during the nine months ended September 30, 2016.

Liquidity and Capital Resources

The Company had $65.6 million in unrestricted cash and cash equivalents at September 30, 2016, in addition to $6.9 million in restricted cash, primarily comprised of the $5.9 million security deposit under the lease on our headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand.

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

During the nine months ended September 30, 2016, the Company used $13.0 million of cash in operating activities. This use of cash was predominately driven by system orders from customers and is reflected in increases in accounts receivable, inventories and other assets and liabilities as well as  an increase to accounts payable over the period. In comparison, during the nine months ended September 30, 2015, the Company generated $12.4 million of cash from operating activities.

Investing activities for the nine months ended September 30, 2016 and 2015 generated cash outflows of $2.3 million and $1.3 million, respectively, used for capital expenditures.

Financing activities for the nine months ended September 30, 2016 provided net cash of $1.7 million, primarily relating to the proceeds from the exercise of stock options. In comparison, financing activities for the nine months ended September 30, 2015 provided net cash of $37.7 million, primarily due to a net cash inflow of $48.5 million from the sale and leaseback of our corporate headquarters building in Beverly, Massachusetts. This cash inflow from the sale and leaseback was reduced by $0.8 million of related financing costs and the $14.5 million discharge of a term loan secured by a mortgage on the property. Cash provided by financing activities in the nine month period of 2015 also included $3.8 million in proceeds from the exercise of stock options and from stock purchases under the Employee Stock Purchase Plan as well as a $0.8 million decrease in our restricted cash balance.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2016 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2016, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2016, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2015.

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

3.3	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 3, 2016. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 3, 2016. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 3, 2016. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 3, 2016. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 3, 2016	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer