Form 10-Q
period 2017-06-30
AXCELIS TECHNOLOGIES INC
filed 2017-08-04
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017 there were 31,223,801 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Product	$96,539	$58,859	$178,517	$121,034
Services	6,251	5,592	11,166	10,938
Total revenue	102,790	64,451	189,683	131,972
Cost of revenue:
Product	57,689	34,638	104,486	74,902
Services	6,039	4,682	11,421	8,523
Total cost of revenue	63,728	39,320	115,907	83,425
Gross profit	39,062	25,131	73,776	48,547
Operating expenses:
Research and development	11,256	8,478	21,151	17,114
Sales and marketing	7,485	5,790	14,534	11,750
General and administrative	7,791	6,232	14,848	12,274
Restructuring charges	—	—	—	282
Total operating expenses	26,532	20,500	50,533	41,420
Income from operations	12,530	4,631	23,243	7,127
Other (expense) income:
Interest income	111	54	180	108
Interest expense	(1,336)	(1,338)	(2,447)	(2,385)
Other, net	16	(238)	(138)	(297)
Total other expense	(1,209)	(1,522)	(2,405)	(2,574)
Income before income taxes	11,321	3,109	20,838	4,553
Income tax (benefit) provision	(2,611)	172	(2,600)	(332)
Net income	$13,932	$2,937	$23,438	$4,885
Net income per share:
Basic	$0.46	$0.10	$0.78	$0.17
Diluted	$0.42	$0.10	$0.72	$0.16
Shares used in computing net income per share:
Basic weighted average common shares	30,589	29,097	30,183	29,066
Diluted weighted average common shares	33,168	30,701	32,779	30,607

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$13,932	$2,937	$23,438	$4,885
Other comprehensive income (loss):
Foreign currency translation adjustments	489	(456)	2,404	593
Amortization of actuarial gains/losses and other adjustments from pension plan	29	26	57	52
Total other comprehensive income (loss)	518	(430)	2,461	645
Comprehensive income	$14,450	$2,507	$25,899	$5,530

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$108,558	$70,791
Accounts receivable, net	48,561	50,573
Inventories, net	122,574	113,853
Prepaid expenses and other current assets	9,985	5,512
Total current assets	289,678	240,729
Property, plant and equipment, net	31,617	30,840
Long-term restricted cash	6,793	6,864
Other assets	26,654	23,798
Total assets	$354,742	$302,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,606	$24,996
Accrued compensation	12,170	5,142
Warranty	3,537	2,426
Income taxes	255	240
Deferred revenue	13,832	10,335
Other current liabilities	4,957	4,592
Total current liabilities	62,357	47,731
Sale leaseback obligation	47,692	47,586
Long-term deferred revenue	1,070	674
Other long-term liabilities	5,185	4,785
Total liabilities	116,304	100,776
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 75,000 shares authorized; 31,180 shares issued and outstanding at June 30, 2017; 29,518 shares issued and outstanding at December 31, 2016	31	30
Additional paid-in capital	546,491	535,408
Accumulated deficit	(308,266)	(331,704)
Accumulated other comprehensive income (loss)	182	(2,279)
Total stockholders’ equity	238,438	201,455
Total liabilities and stockholders’ equity	$354,742	$302,231

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$23,438	$4,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,432	2,061
Deferred taxes	(2,910)	480
Stock-based compensation expense	2,580	2,079
Provision for excess and obsolete inventory	1,014	815
Changes in operating assets & liabilities:
Accounts receivable	2,699	(26,448)
Inventories	(7,527)	(1,540)
Prepaid expenses and other current assets	(4,253)	(3,054)
Accounts payable and other current liabilities	10,788	3,721
Deferred revenue	3,859	5,875
Income taxes	7	50
Other assets and liabilities	(730)	(5,627)
Net cash provided by (used in) operating activities	31,397	(16,703)
Cash flows from investing activities
Expenditures for property, plant and equipment	(1,849)	(1,859)
Net cash used in investing activities	(1,849)	(1,859)
Cash flows from financing activities
Net settlement on restricted stock grants	(1,134)	(2)
Financing fees and other expenses	—	(117)
Proceeds from Employee Stock Purchase Plan	349	—
Proceeds from exercise of stock options	9,290	556
Net cash provided by financing activities	8,505	437
Effect of exchange rate changes on cash and cash equivalents	(357)	143
Net increase (decrease) in cash, cash equivalents and restricted cash	37,696	(17,982)
Cash, cash equivalents and restricted cash at beginning of period	77,655	85,825
Cash, cash equivalents and restricted cash at end of period	$115,351	$67,843

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

The Company recognized stock-based compensation expense of $1.5 million and $1.2 million for the three month periods ended June 30, 2017 and 2016, respectively. The Company recognized stock-based compensation expense of $2.6 million and $2.1 million for the six month periods ended June 30, 2017 and 2016, respectively. These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended June 30, 2017 and 2016, the Company issued 1.2 million and 0.3 million shares of common stock, respectively, related to stock option exercises, shares issued under the ESPP and vesting of restricted stock units. In the three month periods ended June 30, 2017 and 2016, the Company received proceeds of $7.1 million and $0.4 million, respectively, related to stock option exercises and ESPP purchases.

In the six month periods ended June 30, 2017 and 2016, the Company issued 1.7 million 0.6 million shares of common stock, respectively, related to stock option exercises, shares issued under the ESPP and vesting of restricted stock units. In the six month periods ended June 30, 2017 and 2016, the Company received proceeds of $9.6 million and $0.6 million, respectively, related to stock option exercises and ESPP purchases.

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

The components of net earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income available to common stockholders	$13,932	$2,937	$23,438	$4,885
Weighted average common shares outstanding used in computing basic income per share	30,589	29,097	30,183	29,066
Incremental options and RSUs	2,579	1,604	2,596	1,541
Weighted average common shares outstanding used in computing diluted net income per share	33,168	30,701	32,779	30,607
Net income per share
Basic	$0.46	$0.10	$0.78	$0.17
Diluted	$0.42	$0.10	$0.72	$0.16

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase six thousand and 0.9 million common equivalent shares for the three month periods ended June 30, 2017 and 2016, respectively, and does not include options and restricted stock units outstanding to purchase 0.3 million and 0.9 million common equivalent shares for the six month periods ended June 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

Note 4.  Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2017:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2016	$(1,591)	$(688)	$(2,279)
Other comprehensive income and pension reclassification	2,404	57	2,461
Balance at June 30, 2017	$813	$(631)	$182

Note 5. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2017	2016
	(dollars in thousands)
Cash and cash equivalents	$108,558	$60,981
Long-term restricted cash	6,793	6,862
Total cash, cash equivalents and long-term restricted cash	$115,351	$67,843

The restricted cash balance of $6.8 million as of June 30, 2017 includes a $5.9 million letter of credit associated with the security deposit for the sale leaseback transaction, a $0.8 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. The restricted cash balance of $6.9 million as of June 30, 2016 includes the $5.9 million letter of credit associated with the security deposit for the sale leaseback transaction, a $0.9 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

Note 6.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$79,850	$82,263
Work in process	27,532	14,117
Finished goods (completed systems)	15,192	17,473
Inventories, net	$122,574	$113,853

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of June 30, 2017 and December 31, 2016, inventories are stated net of inventory reserves of $8.5 million and $8.8 million, respectively.

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

The changes in the Company’s standard product warranty liability are as follows:

	Six months ended
	June 30,
	2017	2016
	(in thousands)
Balance at January 1 (beginning of year)	$2,666	$3,555
Warranties issued during the period	2,577	1,551
Settlements made during the period	(1,090)	(2,399)
Changes in estimate of liability for pre-existing warranties during the period	(281)	520
Balance at June 30, (end of period)	$3,872	$3,227

Amount classified as current	$3,537	$2,958
Amount classified as long-term	335	269
Total warranty liability	$3,872	$3,227

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

The following table sets forth the Company’s assets by level within the fair value hierarchy:

	June 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$92,756	$—	$—	$92,756

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$54,170	$—	$—	$54,170

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and investment accounts), accounts receivable, prepaid expenses and other current assets and non-current cash assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 9.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility for $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.7 million as of June 30, 2017. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. Upon the termination of a credit facility in October 2015, this letter of credit was cash collateralized.

Note 10.  Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions, primarily in Europe and Asia, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain other tax jurisdictions and, as a result, does not pay significant income taxes in those jurisdictions.

In the first quarter of 2017, the Company adopted Accounting Standard Update (ASU) 2016-09, “Compensation — Stock Compensation.” See Note 13 for further discussion. As a result of the implementation of this ASU, the Company recorded a net tax benefit of approximately $2.6 million primarily due to $2.8 million in excess tax benefits on the exercise of nonqualified stock options and the vesting of restricted stock during the three months ended June 30, 2017.

During the first quarter of 2017, the statute of limitations expired with respect to certain tax positions for which the Company had previously recorded a reserve. The related tax reserve of $0.3 million and accrued interest of $0.2 million that had been recorded were reversed during the six month period ended June 30, 2017.

At December 31, 2016, the Company had $124.0 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. With the exception of the deferred tax assets recognized related to the excess tax benefits stated above, the Company maintains a 100% domestic valuation allowance, reducing the carrying value of those deferred tax assets in the United States to zero.  The Company will continue to maintain a full valuation allowance for those tax assets until accounting principles require the release of the allowance based on expectations of continuing profitability.

Note 11.  Concentration of Risk

For the three months ended June 30, 2017, four customers accounted for 27.3%,  21.6%,  12.8% and 10.5% of consolidated revenue, respectively. For the six months ended June 30, 2017, four customers accounted for 22.3%,  19.2%,  15.7% and 13.3% of consolidated revenue, respectively.

For the three months ended June 30, 2016, three customers accounted for 14.8%,  11.7% and 10.4%, of consolidated revenue, respectively. For the six months ended June 30, 2016, two customers accounted for 16.4% and 14.1% of consolidated revenue, respectively.

At June 30, 2017, three customers accounted for 20.3%,  18.2% and 15.3% of consolidated accounts receivable, respectively. At December 31, 2016, four customers accounted for 22.0%,  12.3%,  12.0% and 10.6% of accounts receivable, respectively.

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

Note 13.  Recent Accounting Guidance

Accounting Standards or Updates Adopted

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory,” which changes the inventory measurement principles for entities using the first-in, first-out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changes from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. The Company adopted this ASU prospectively in the first quarter of 2017, which did not have a material impact on our financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation — Stock Compensation,” which changes the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance eliminates the requirement to record excess tax benefits as a reduction in current taxes payable and an increase to additional paid-in capital. The Company adopted this ASU in the first quarter of 2017, in part prospectively and in part retrospectively, as permitted by the ASU.

The Company prospectively adopted the provisions of ASU No. 2016-09 relating to the accounting for excess tax benefits, which resulted in the recognition of approximately $2.8 million of tax benefit for the six month period ending June 30, 2017.

The Company retrospectively adopted the provisions of ASU 2016-09 related to the presentation of employee taxes. These provide that when an employer withholds shares for taxes on vesting of equity compensation, the value withheld is presented as a financing activity on the statement of cash flows. This resulted in a $1.1 million and a two thousand dollar reduction in net cash provided by financing activities for the six month periods ended June 30, 2017 and 2016, respectively. Prior to adoption, these amounts were reflected within cash flows from operating activities.

The Company has also elected to continue to estimate a forfeiture rate associated with our stock-based awards and related expense.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 203): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. On January 1, 2017, the Company early adopted this ASU retrospectively, resulting in $6.9 million of restricted cash being included in the beginning balances of cash, cash equivalents and restricted cash balances on the statement of cash flows for the periods presented. Please see Note 5 for additional information.

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which further clarifies performance obligations in a contract with a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers” (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides a more narrow interpretation of ASU No. 2014-09. These ASUs (collectively referred to as “Topic 606”) are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.

We are in the process of comparing our current revenue recognition policies to the requirements of Topic 606 for each of our revenue categories. While we have not identified any material differences in the amount and timing of revenue recognition for the categories we have reviewed to date, our evaluation is not complete, and we have not concluded on the overall impact of adopting Topic 606. We intend to adopt Topic 606, effective January 1, 2018, using the modified retrospective approach.

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment applies to all entities offering a  defined benefit pension plan, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in the ASU require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within the annual period. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact of ASU 2017-07 on the consolidated financial statements and disclosures.

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

Overview

Axcelis is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry worldwide.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our ten largest customers accounted for 83.3% of total revenue for the six months ended June 30, 2017.

Our product development and manufacturing activities occur primarily in the United States.  Axcelis’ equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia.

In the second quarter of 2017, we delivered strong financial results driven by substantially higher Purion system sales than in the first quarter and consistent gross margin performance. Higher revenues in the quarter were the result of customers’ increasing selection of Purion ion implanters and strong memory and mature process spending. The impact of a new accounting standard regarding the accounting for the tax benefits associated with equity compensation had a positive effect upon our net income and earnings per share. Please see Note 10 and Note 13 for further discussion.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Product	93.9%	91.3%	94.1%	91.7%
Services	6.1	8.7	5.9	8.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	56.1	53.7	55.1	56.8
Services	5.9	7.3	6.0	6.5
Total cost of revenue	62.0	61.0	61.1	63.3
Gross profit	38.0	39.0	38.9	36.7
Operating expenses:
Research and development	11.0	13.2	11.2	13.0
Sales and marketing	7.3	9.0	7.7	8.9
General and administrative	7.6	9.7	7.8	9.3
Restructuring charges	—	—	—	0.2
Total operating expenses	25.9	31.9	26.7	31.4
Income from operations	12.1	7.1	12.2	5.3
Other (expense) income:
Interest income	0.1	0.1	0.1	0.1
Interest expense	(1.3)	(2.1)	(1.3)	(1.8)
Other, net	0.0	(0.4)	(0.1)	(0.2)
Total other expense	(1.2)	(2.4)	(1.3)	(1.9)
Income before income taxes	10.9	4.7	10.9	3.4
Income tax (benefit) provision	(2.5)	0.3	(1.4)	(0.3)
Net income	13.4%	4.4%	12.3%	3.7%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
Product	$96,539	$58,859	$37,680	64.0%	$178,517	$121,034	$57,483	47.5%
Percentage of revenue	93.9%	91.3%			94.1%	91.7%
Services	6,251	5,592	659	11.8%	11,166	10,938	228	2.1%
Percentage of revenue	6.1%	8.7%			5.9%	8.3%
Total revenue	$102,790	$64,451	$38,339	59.5%	$189,683	$131,972	$57,711	43.7%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $96.5 million, or 93.9%, of revenue during the three months ended June 30, 2017, compared with $58.9 million, or 91.3% of revenue for the three months ended June 30, 2016. The $37.7 million increase in product revenue for the three month period ending June 30, 2017, in comparison to the same period in 2016, was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2017 and December 31, 2016 was $14.9 million and $11.0 million, respectively. The increase in deferred revenue is primarily due to the higher revenue in the quarter and the timing of the acceptance of system sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.3 million, or 6.1% of revenue for the three months ended June 30, 2017, compared with $5.6 million, or 8.7% of revenue for the three months ended June 30, 2016. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Product

Product revenue was $178.5 million, or 94.1%, of revenue during the six months ended June 30, 2017, compared with $121.0 million, or 91.7% of revenue for the six months ended June 30, 2016. The $57.5 million increase in product revenue for the six month period ending June 30, 2017, in comparison to the same period in 2016, was primarily driven by an increase in the number of Purion systems sold.

Services

Services revenue was $11.2 million, or 5.9% of revenue for the six months ended June 30, 2017, compared with $10.9 million, or 8.3% of revenue for the six months ended June 30, 2016. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which divide revenue into new systems sales and “aftermarket,” meaning sales of spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and services hours.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

New Systems

Included in total revenue of $102.8 million during the three months ended June 30, 2017 is revenue from sales of new systems of $62.4 million, or 60.7% of total revenue, compared with $33.7 million, or 52.2%, of total revenue for the three months ended June 30, 2016. The increase was due to higher sales of our Purion systems sold in the recent quarter.

Aftermarket

Included in total revenue of $102.8 million during the three months ended June 30, 2017 is revenue from our aftermarket business of $40.4 million, compared to $30.8 million for the three months ended June 30, 2016. The significant increase was due to a large sale of upgrades to one customer in Asia. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

New Systems

Included in total revenue of $189.7 million during the six months ended June 30, 2017 is revenue from sales of new systems of $117.7 million, or 62.0% of total revenue, compared with $70.7 million, or 53.6%, of total revenue for the six months ended June 30, 2016. The increase was due to higher sales of our Purion systems sold in the six month period ended June 30, 2017.

Aftermarket

Included in total revenue of $189.7 million during the six months ended June 30, 2017 is revenue from our aftermarket business of $72.0 million, compared to $61.3 million for the six months ended June 30, 2016. The significant increase was due to a large sale of upgrades to one customer in Asia.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin.

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Gross Profit:
Product	$38,850	$24,221	$14,629	60.4%	$74,031	$46,132	$27,899	60.5%
Product gross margin	40.2%	41.2%			41.5%	38.1%

Services	212	910	(698)	(76.7)%	(255)	$2,415	(2,670)	(110.6)%
Services gross margin	3.4%	16.3%			(2.3)%	22.1%
Total gross profit	$39,062	$25,131	$13,931	55.4%	$73,776	$48,547	$25,229	52.0%
Gross margin	38.0%	39.0%			38.9%	36.8%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Product

Gross margin from product revenue was 40.2% for the three months ended June 30, 2017, compared to 41.2% for the three months ended June 30, 2016. The decrease in gross margin of 1.0 percentage points resulted from a mix of slightly lower margin parts and upgrades.

Services

Gross margin from services revenue was 3.4% for the three months ended June 30, 2017, compared to 16.3% for the three months ended June 30, 2016. The decrease in gross margin in the recent period is primarily attributable to increased costs on service contracts.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Product

Gross margin from product revenue was 41.5% for the six months ended June 30, 2017, compared to 38.1% for the six months ended June 30, 2016. The increase in gross margin of 3.4 percentage points resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was (2.3)% for the six months ended June 30, 2017, compared to 22.1% for the six months ended June 30, 2016. The decrease in gross margin in the recent period is primarily attributable to increased costs on service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$11,256	$8,478	$2,778	32.8%	$21,151	$17,114	$4,037	23.6%
Percentage of revenue	11.0%	13.2%			11.2%	13.0%
Sales and marketing	7,485	5,790	1,695	29.3%	14,534	11,750	2,784	23.7%
Percentage of revenue	7.3%	9.0%			7.7%	8.9%
General and administrative	7,791	6,232	1,559	25.0%	14,848	12,274	2,574	21.0%
Percentage of revenue	7.6%	9.7%			7.8%	9.3%
Restructuring charges	—	—	—	—%	—	282	(282)	(100.0)%
Percentage of revenue	—%	—%			—%	0.2%
Total operating expenses	$26,532	$20,500	$6,032	29.4%	$50,533	$41,420	$9,113	22.0%
Percentage of revenue	25.9%	31.9%			26.7%	31.3%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $16.6 million or 62.7% of our total operating expenses for the three month period ended June 30, 2017. For the six month period ended June 30, 2016, personnel costs were $31.2 million or 61.7% of our total operating expenses. The higher personnel costs for both the three and six months ended June 30, 2017 are primarily due to increased incentive plan expense and to a lesser extent increased headcount.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$ %
	(dollars in thousands)
Research and development	$11,256	$8,478	$2,778	32.8	$21,151	$17,114	4,037	23.6%
Percentage of revenue	11.0%	13.2%			11.2%	13.0%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Research and development expense was $11.3 million during the three months ended June 30, 2017; a $2.8 million increase from $8.5 million during the three months ended June 30, 2016. The increase is primarily due to an investment in increased headcount to support the development of new Purion products and incentive plan expense.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Research and development expense was $21.2 million during the six months ended June 30, 2017; a $4.0 million increase from $17.1 million during the six months ended June 30, 2016. The increase is primarily due to an investment in increased headcount to support the development of new Purion products and incentive plan expense.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)
Sales and marketing	$7,485	$5,790	$1,695	29.3%	$14,534	$11,750	$2,784	23.7%
Percentage of revenue	7.3%	9.0%			7.7%	8.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Sales and marketing expense was $7.5 million during the three months ended June 30, 2017; an increase of $1.7 million, or 29.3%, compared with $5.8 million during the three months ended June 30, 2016. The increase is primarily due to incentive plan expense and to a lesser extent increased headcount.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Sales and marketing expense was $14.5 million during the six months ended June 30, 2017; an increase of $2.8 million, or 23.7%, compared with $11.8 million during the six months ended June 30, 2016. The increase is primarily due to incentive plan expense and to a lesser extent increased headcount.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)
General and administrative	$7,791	$6,232	$1,559	25.0%	$14,848	$12,274	2,574	21.0%
Percentage of revenue	7.6%	9.7%			7.8%	9.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

General and administrative expense was $7.8 million during the three months ended June 30, 2017; an increase of $1.6 million, or 25.0%, compared to $6.2 million during the three months ended June 30, 2016. The increase is primarily due to increased incentive plan expense.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

General and administrative expense was $14.8 million during the six months ended June 30, 2017; an increase of $2.6 million, or 21.0%, compared to $12.3 million during the six months ended June 30, 2016. The increase is primarily due to increased incentive plan expense.

Restructuring Charges

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2017	2016	$ %		2017	2016	$ %
			(dollars in thousands)
Restructuring charges	$—	$—	$—	—%	$—	$282	$(282)	(100.0)%
Percentage of revenue	—%	—%			—%	0.2%

In the first quarter of 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, we had severance and other costs related to a reduction in force.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)				(dollars in thousands)
Other (expense) income	$(1,209)	$(1,522)	$313	20.6%	$(2,405)	$(2,574)	$169	6.6%
Percentage of revenue	(1.2)%	(2.4)%			(1.3)%	(1.9)%

Other (expense) income consists primarily of foreign exchange gains and losses attributable to fluctuations against local currencies of the countries in which we operate, interest expense related to the sale leaseback of our headquarters and interest earned on our invested cash balances. Other expense was $1.2 million for the three months ended June 30, 2017, compared with $1.5 million for the three months ended June 30, 2016. The $0.3 million decrease in other expense for the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016, was primarily due to fluctuations in currency exchange. During both of the three month periods ended June 30, 2017 and 2016, the Company recorded $1.3 million in deemed interest expense associated with the lease payments for our headquarters in Beverly, which is being accounted for as a financing obligation.

The $0.2 million decrease in other expense for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016, was primarily due to fluctuations in currency exchange.

During the three and six month periods ended June 30, 2017 and 2016, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Tax (Benefit) Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)				(dollars in thousands)
Income tax	$(2,611)	$172	$(2,783)	(1,618.0)%	$(2,600)	$(332)	$(2,268)	683.1%
Percentage of revenue	(2.5)%	0.3%			(1.4)%	(0.3)%

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

During the three months ended June 30, 2017, the Company recorded a tax benefit of approximately $2.8 million as a discrete item in relation to excess tax benefits associated with the exercise of nonqualified stock options and vesting of restricted stock. This resulted in a net tax benefit of $2.6 million for the three months ending June 30, 2017.

During the three months ended March 31, 2017, the statute of limitations expired with respect to certain tax positions for which the Company had previously recorded a reserve. The related tax reserve of $0.3 million and accrued interest of $0.2 million were reversed.

During the three months ended March 31, 2016, the statute of limitations associated with tax positions previously taken by the Company expired. The related tax reserve of $0.6 million and accrued interest of $0.3 million were reversed.

Liquidity and Capital Resources

The Company had $108.6 million in unrestricted cash and cash equivalents at June 30, 2017, in addition to $6.8 million in restricted cash, primarily comprised of the $5.9 million security deposit under the lease on our headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand.

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

During the six months ended June 30, 2017, the Company generated  $31.4 million of cash in operating activities. This was predominately driven by strong sales and collection efforts resulting in decreases in accounts receivable as well as increases to accounts payable, offset by increases in inventories, prepaid expenses, deferred income taxes, other current assets and other assets and liabilities. In comparison, during the six months ended June 30, 2016, the Company used $16.7 million of cash in operating activities.

Investing activities for the six months ended June 30, 2017 and 2016 resulted in cash outflows of $1.8 million and $1.9 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2017 provided net cash of $8.5 million, primarily relating to the proceeds from the exercise of stock options. In comparison, financing activities for the six months ended June 30, 2016 provided net cash of $0.4 million, primarily due to proceeds from the exercise of stock options.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2017 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2017, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of June 30, 2017, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2016.

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

3.3	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

10.1	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through May 16, 2017. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 4, 2017. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 4, 2017. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 4, 2017. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 4, 2017. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 4, 2017	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer