Form 10-Q
period 2017-09-30
AXCELIS TECHNOLOGIES INC
filed 2017-11-03
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 there were 31,413,168 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product	$98,161	$59,302	$276,678	$180,336
Services	6,321	6,348	17,487	17,286
Total revenue	104,482	65,650	294,165	197,622
Cost of revenue:
Product	58,056	36,360	162,542	111,262
Services	6,675	5,186	18,096	13,709
Total cost of revenue	64,731	41,546	180,638	124,971
Gross profit	39,751	24,104	113,527	72,651
Operating expenses:
Research and development	11,003	8,493	32,154	25,607
Sales and marketing	6,801	5,992	21,335	17,742
General and administrative	8,112	5,988	22,960	18,262
Restructuring charges	—	—	—	282
Total operating expenses	25,916	20,473	76,449	61,893
Income from operations	13,835	3,631	37,078	10,758
Other (expense) income:
Interest income	219	53	399	161
Interest expense	(1,337)	(1,342)	(3,784)	(3,727)
Other, net	138	(55)	—	(352)
Total other expense	(980)	(1,344)	(3,385)	(3,918)
Income before income taxes	12,855	2,287	33,693	6,840
Income tax provision (benefit)	1,014	136	(1,586)	(196)
Net income	$11,841	$2,151	$35,279	$7,036
Net income per share:
Basic	$0.38	$0.07	$1.15	$0.24
Diluted	$0.35	$0.07	$1.07	$0.23
Shares used in computing net income per share:
Basic weighted average common shares	31,274	29,221	30,550	29,118
Diluted weighted average common shares	33,524	31,037	33,048	30,760

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$11,841	$2,151	$35,279	$7,036
Other comprehensive income:
Foreign currency translation adjustments	524	936	2,928	1,529
Amortization of actuarial gains and other adjustments from pension plan	32	26	89	78
Total other comprehensive income	556	962	3,017	1,607
Comprehensive income	$12,397	$3,113	$38,296	$8,643

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$113,889	$70,791
Accounts receivable, net	69,835	50,573
Inventories, net	123,441	113,853
Prepaid expenses and other current assets	7,466	5,512
Total current assets	314,631	240,729
Property, plant and equipment, net	35,704	30,840
Long-term restricted cash	6,799	6,864
Other assets	25,971	23,798
Total assets	$383,105	$302,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,594	$24,996
Accrued compensation	15,829	5,142
Warranty	4,154	2,426
Income taxes	285	240
Deferred revenue	14,447	10,335
Other current liabilities	5,388	4,592
Total current liabilities	73,697	47,731
Sale leaseback obligation	47,704	47,586
Long-term deferred revenue	1,985	674
Other long-term liabilities	5,317	4,785
Total liabilities	128,703	100,776
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 75,000 shares authorized; 31,433 shares issued and outstanding at September 30, 2017; 29,518 shares issued and outstanding at December 31, 2016	31	30
Additional paid-in capital	550,058	535,408
Accumulated deficit	(296,425)	(331,704)
Accumulated other comprehensive income (loss)	738	(2,279)
Total stockholders’ equity	254,402	201,455
Total liabilities and stockholders’ equity	$383,105	$302,231

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$35,279	$7,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,752	3,193
Gain on sale of equipment	—	(162)
Deferred taxes	(2,076)	465
Stock-based compensation expense	4,325	3,930
Provision for doubtful accounts	—	106
Provision for excess and obsolete inventory	1,547	1,142
Changes in operating assets & liabilities:
Accounts receivable	(18,374)	(7,898)
Inventories	(8,237)	(7,534)
Prepaid expenses and other current assets	(1,645)	(58)
Accounts payable and other current liabilities	21,345	(4,120)
Deferred revenue	5,353	(704)
Income taxes	34	85
Other assets and liabilities	(981)	(8,494)
Net cash provided by (used in) operating activities	40,322	(13,013)
Cash flows from investing activities
Proceeds from sale of equipment	—	162
Expenditures for property, plant and equipment and capitalized software	(6,910)	(2,261)
Net cash used in investing activities	(6,910)	(2,099)
Cash flows from financing activities
Net settlement on restricted stock grants	(1,134)	(2)
Financing fees and other expenses	—	(146)
Proceeds from Employee Stock Purchase Plan	349	—
Proceeds from exercise of stock options	11,112	1,737
Net cash provided by financing activities	10,327	1,589
Effect of exchange rate changes on cash and cash equivalents	(706)	186
Net increase (decrease) in cash, cash equivalents and restricted cash	43,033	(13,337)
Cash, cash equivalents and restricted cash at beginning of period	77,655	85,825
Cash, cash equivalents and restricted cash at end of period	$120,688	$72,488

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995, and is a producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, the Company provides extensive worldwide aftermarket service and support, including spare parts, equipment upgrades, used equipment and maintenance services to the semiconductor industry.

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

The Company recognized stock-based compensation expense of $1.7 million and $1.9 million for the three month periods ended September 30, 2017 and 2016, respectively. The Company recognized stock-based compensation expense of $4.3 million and $3.9 million for the nine month periods ended September 30, 2017 and 2016, respectively. These amounts include compensation expense related to restricted stock units, non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended September 30, 2017 and 2016, the Company issued 0.3 million and 0.2 million shares of common stock, respectively, related to stock option exercises, shares issued under the ESPP and vesting of restricted stock units. In the three month periods ended September 30, 2017 and 2016, the Company received proceeds of $1.8 million and $1.2 million, respectively, related to stock option exercises and ESPP purchases.

In the nine month periods ended September 30, 2017 and 2016, the Company issued 1.9 million and 0.4 million shares of common stock, respectively, related to stock option exercises, shares issued under the ESPP and vesting of restricted stock units. In the nine month periods ended September 30, 2017 and 2016, the Company received proceeds of $11.4 million and $1.7 million, respectively, related to stock option exercises and ESPP purchases.

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

The components of net earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income available to common stockholders	$11,841	$2,151	$35,279	$7,036
Weighted average common shares outstanding used in computing basic income per share	31,274	29,221	30,550	29,118
Incremental options and RSUs	2,250	1,816	2,498	1,642
Weighted average common shares used in computing diluted net income per share	33,524	31,037	33,048	30,760
Net income per share
Basic	$0.38	$0.07	$1.15	$0.24
Diluted	$0.35	$0.07	$1.07	$0.23

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase four thousand and 0.9 million common equivalent shares for the three month periods ended September 30, 2017 and 2016, respectively, and does not include options and restricted stock units outstanding to purchase 0.2 million and 0.9 million common equivalent shares for the nine month periods ended September 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

Note 4.  Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2017:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2016	$(1,591)	$(688)	$(2,279)
Other comprehensive income	2,928	89	3,017
Balance at September 30, 2017	$1,337	$(599)	$738

Note 5. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,
	2017	2016
	(dollars in thousands)
Cash and cash equivalents	$113,889	$65,623
Long-term restricted cash	6,799	6,865
Total cash, cash equivalents and long-term restricted cash	$120,688	$72,488

The restricted cash balance of $6.8 million as of September 30, 2017 includes a $5.9 million letter of credit associated with a security deposit for the lease of our corporate headquarters in Beverly, Massachusetts, a $0.8 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. The restricted cash balance of $6.9 million as of September 30, 2016 includes the $5.9 million letter of credit security deposit, a $0.9 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

Note 6.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$86,342	$82,263
Work in process	28,098	14,117
Finished goods (completed systems)	9,001	17,473
Inventories, net	$123,441	$113,853

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. As of September 30, 2017 and December 31, 2016, inventories are stated net of inventory reserves of $8.4 million and $8.8 million, respectively.

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

The changes in the Company’s standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2017	2016
	(in thousands)
Balance at January 1 (beginning of year)	$2,666	$3,555
Warranties issued during the period	3,898	2,286
Settlements made during the period	(1,614)	(3,570)
Changes in estimate of liability for pre-existing warranties during the period	(562)	551
Balance at September 30 (end of period)	$4,388	$2,822

Amount classified as current	$4,154	$2,597
Amount classified as long-term	234	225
Total warranty liability	$4,388	$2,822

Note 8.  Fair Value Measurements

Certain assets on the Company’s balance sheets are reported at their fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table sets forth the Company’s assets by level within the fair value hierarchy:

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$95,510	$—	$—	$95,510

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$54,170	$—	$—	$54,170

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit and investment accounts), accounts receivable, prepaid expenses and other current assets and non-current cash assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 9.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility in Beverly Massachusetts for $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.7 million as of September 30, 2017. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and is included in long-term restricted cash.

Note 10.  Income Taxes

During the three months ended September 30, 2017 and 2016, we recorded an income tax provision of $1.0 million and $0.1 million, respectively. During the nine months ended September 30, 2017 and 2016, we recorded an income tax benefit of $1.6 million and $0.2 million, respectively. The change in income tax provision and income tax benefit for the three and nine months ended September 30, 2017 was primarily related to excess tax benefits on the exercise of non-qualified stock options and vesting of restricted stock.

At December 31, 2016, the Company had $124.0 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.

During the nine months ended September 30, 2017, the statute of limitations expired with respect to certain tax positions for which the Company had previously recorded a reserve. The related tax reserve of $0.3 million and accrued interest of $0.2 million were reversed.

Note 11.  Concentration of Risk

For the three months ended September 30, 2017, two customers accounted for 25.9% and 15.9% of consolidated revenue, respectively. For the nine months ended September 30, 2017, four customers accounted for 23.6%, 18.0%, 13.4% and 10.5% of consolidated revenue, respectively.

For the three months ended September 30, 2016, three customers accounted for 16.0%, 12.0% and 11.7%, of consolidated revenue, respectively. For the nine months ended September 30, 2016, two customers accounted for 12.3% and 10.1% of consolidated revenue, respectively.

At September 30, 2017, two customers accounted for 22.9% and 14.7% of consolidated accounts receivable, respectively. At December 31, 2016, four customers accounted for 22.0%, 12.3%, 12.0% and 10.6% of accounts receivable, respectively.

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

The Company prospectively adopted the provisions of ASU No. 2016-09 relating to the accounting for excess tax benefits, which resulted in the recognition of approximately $2.0 million of tax benefit for the nine month period ending September 30, 2017.

The Company retrospectively adopted the provisions of ASU 2016-09 related to the presentation of employee taxes. These provide that when an employer withholds shares for taxes on vesting of equity compensation, the value withheld is presented as a financing activity on the statement of cash flows. This resulted in a $1.1 million and a two thousand dollar reduction in net cash provided by financing activities for the nine month periods ended September 30, 2017 and 2016, respectively. Prior to adoption, these amounts were reflected within cash flows from operating activities.

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

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which further clarifies performance obligations in a contract with a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers” (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides a more narrow interpretation of ASU No. 2014-09. In July 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies the transition periods related to public and private business entities.  These ASUs (collectively referred to as “Topic 606”) are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.

We are in the process of comparing our current revenue recognition policies to the requirements of Topic 606 for each of our revenue categories. Based on our review to date, we believe that the recognition of the retention payments (the portion of the purchase price on system sales withheld by the customer until installation is complete) will in general occur earlier under the new model than under our current revenue recognition policy.  Our evaluation is not complete, and we have not concluded on the overall impact of adopting Topic 606.  We intend to adopt Topic 606, effective January 1, 2018, using the modified retrospective approach.

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

Overview

Axcelis is a producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, the Company provides extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our ten largest customers accounted for 78.1% of total revenue for the nine months ended September 30, 2017.

Our product development and manufacturing activities occur primarily in the United States.  Axcelis’ equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia.

In the third quarter of 2017, we delivered strong financial results by selling more Purion systems, with consistent gross margin performance as in the recent prior quarters. Higher revenues in the quarter were the result of customers’ increasing selection of Purion ion implanters and strong spending by customers serving the memory and mature process technology segments.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product	94.0%	90.3%	94.1%	91.3%
Services	6.0	9.7	5.9	8.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	55.6	55.4	55.3	56.3
Services	6.4	7.9	6.2	6.9
Total cost of revenue	62.0	63.3	61.5	63.2
Gross profit	38.0	36.7	38.5	36.8
Operating expenses:
Research and development	10.5	12.9	10.9	13.0
Sales and marketing	6.5	9.1	7.3	9.0
General and administrative	7.8	9.1	7.8	9.2
Restructuring charges	—	—	—	0.1
Total operating expenses	24.8	31.1	26.0	31.3
Income from operations	13.2	5.6	12.5	5.5
Other (expense) income:
Interest income	0.2	0.1	0.1	0.1
Interest expense	(1.3)	(2.0)	(1.3)	(1.9)
Other, net	0.1	(0.1)	—	(0.2)
Total other expense	(1.0)	(2.0)	(1.2)	(2.0)
Income before income taxes	12.2	3.6	11.3	3.5
Income tax provision (benefit)	1.0	0.2	(0.5)	(0.1)
Net income	11.2%	3.4%	11.8%	3.6%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
Product	$98,161	$59,302	$38,859	65.5%	$276,678	$180,336	$96,342	53.4%
Percentage of revenue	94.0%	90.3%			94.1%	91.3%
Services	6,321	6,348	(27)	(0.4)%	17,487	17,286	201	1.2%
Percentage of revenue	6.0%	9.7%			5.9%	8.7%
Total revenue	$104,482	$65,650	$38,832	59.2%	$294,165	$197,622	$96,543	48.9%

Three months ended September 30, 2017 Compared with Three months ended September 30, 2016

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $98.2 million, or 94.0% of revenue during the three months ended September 30, 2017, compared with $59.3 million, or 90.3% of revenue for the three months ended September 30, 2016. The $38.9 million increase in product revenue for the three month period ending September 30, 2017, in comparison to the same period in 2016, was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at September 30, 2017 and December 31, 2016 was $16.4 million and $11.0 million, respectively. The increase in deferred revenue is primarily due to the increase in the number of systems sold in the quarter.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.3 million, or 6.0% of revenue for the three months ended September 30, 2017, compared with $6.3 million, or 9.7% of revenue for the three months ended September 30, 2016. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2017 Compared with Nine months ended September 30, 2016

Product

Product revenue was $276.7 million, or 94.1% of revenue during the nine months ended September 30, 2017, compared with $180.3 million, or 91.3% of revenue for the nine months ended September 30, 2016. The $96.3 million increase in product revenue for the nine month period ending September 30, 2017, in comparison to the same period in 2016, was primarily driven by an increase in the number of Purion systems sold.

Services

Services revenue was $17.5 million, or 5.9% of revenue for the nine months ended September 30, 2017, compared with $17.3 million, or 8.7% of revenue for the nine months ended September 30, 2016. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which divide revenue into new systems sales and “aftermarket,” meaning sales of spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and services hours.

Three months ended September 30, 2017 Compared with Three months ended September 30, 2016

New Systems

Included in total revenue of $104.5 million during the three months ended September 30, 2017 is revenue from sales of new systems of $69.2 million, or 66.2% of total revenue, compared with $30.9 million, or 47.1%, of total revenue for the three months ended September 30, 2016. The increase was due to higher sales of our Purion systems sold in the recent quarter.

Aftermarket

Included in total revenue of $104.5 million during the three months ended September 30, 2017 is revenue from our aftermarket business of $35.3 million, compared to $34.8 million for the three months ended September 30, 2016. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Nine months ended September 30, 2017 Compared with Nine months ended September 30, 2016

New Systems

Included in total revenue of $294.2 million during the nine months ended September 30, 2017 is revenue from sales of new systems of $186.9 million, or 63.6% of total revenue, compared with $101.6 million, or 51.4%, of total revenue for the nine months ended September 30, 2016. The increase was due to higher sales of our Purion systems sold in the nine month period ended September 30, 2017.

Aftermarket

Included in total revenue of $294.2 million during the nine months ended September 30, 2017 is revenue from our aftermarket business of $107.3 million, compared to $96.0 million for the nine months ended September 30, 2016. The increase was primarily due to a large sale of upgrades to one customer in Asia.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Gross Profit:
Product	$40,105	$22,942	$17,163	74.8%	$114,136	$69,074	$45,062	65.2%
Product gross margin	40.9%	38.7%			41.3%	38.3%

Services	(354)	1,162	(1,516)	(130.5)%	(609)	$3,577	(4,186)	(117.0)%
Services gross margin	(5.6)%	18.3%			(3.5)%	20.7%
Total gross profit	$39,751	$24,104	$15,647	64.9%	$113,527	$72,651	$40,876	56.3%
Gross margin	38.0%	36.7%			38.5%	36.8%

Three months ended September 30, 2017 Compared with Three months ended September 30, 2016

Product

Gross margin from product revenue was 40.9% for the three months ended September 30, 2017, compared to 38.7% for the three months ended September 30, 2016. The increase in gross margin of 2.2 percentage points resulted from improved margins on Purion Systems.

Services

Gross margin from services revenue was (5.6)% for the three months ended September 30, 2017, compared to 18.3% for the three months ended September 30, 2016. The decrease in gross margin in the recent period is primarily attributable to increased costs on service contracts.

Nine months ended September 30, 2017 Compared with Nine months ended September 30, 2016

Product

Gross margin from product revenue was 41.3% for the nine months ended September 30, 2017, compared to 38.3% for the nine months ended September 30, 2016. The increase in gross margin of 3.0 percentage points resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was (3.5)% for the nine months ended September 30, 2017, compared to 20.7% for the nine months ended September 30, 2016. The decrease in gross margin in the recent period is primarily attributable to increased costs on service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$11,003	$8,493	$2,510	29.6%	$32,154	$25,607	$6,547	25.6%
Percentage of revenue	10.5%	12.9%			10.9%	13.0%
Sales and marketing	6,801	5,992	809	13.5%	21,335	17,742	3,593	20.3%
Percentage of revenue	6.5%	9.1%			7.3%	9.0%
General and administrative	8,112	5,988	2,124	35.5%	22,960	18,262	4,698	25.7%
Percentage of revenue	7.8%	9.1%			7.8%	9.2%
Restructuring charges	—	—	—	—%	—	282	(282)	(100.0)%
Percentage of revenue	—%	—%			—%	0.1%
Total operating expenses	$25,916	$20,473	$5,443	26.6%	$76,449	$61,893	$14,556	23.5%
Percentage of revenue	24.8%	31.1%			26.0%	31.3%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $16.7 million and $47.9 million, or 64.5% and 62.7%, of our total operating expenses for the three and nine month periods ended September 30, 2017, respectively.  Personnel costs were $11.8 million and $35.8 million, or 57.9% and 58.2%, of our total operating expenses for the three and nine month periods ended September 30, 2016. The higher personnel costs for both the three and nine months ended September 30, 2017 are primarily due to increased incentive plan expense.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$ %
	(dollars in thousands)
Research and development	$11,003	$8,493	$2,510	29.6	$32,154	$25,607	6,547	25.6%
Percentage of revenue	10.5%	12.9%			10.9%	13.0%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

Three months ended September 30, 2017 Compared with Three months ended September 30, 2016

Research and development expense was $11.0 million during the three months ended September 30, 2017; a $2.5 million, or 29.6%, increase from $8.5 million during the three months ended September 30, 2016. The increase is primarily due to incentive plan expense and to a lesser extent additional headcount to support the development of new Purion products.

Nine months ended September 30, 2017 Compared with Nine months ended September 30, 2016

Research and development expense was $32.2 million during the nine months ended September 30, 2017; a $6.5 million, or 25.6%, increase from $25.6 million during the nine months ended September 30, 2016. The increase is primarily due to incentive plan expense and to a lesser extent additional headcount to support the development of new Purion products.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)
Sales and marketing	$6,801	$5,992	$809	13.5%	$21,335	$17,742	$3,593	20.3%
Percentage of revenue	6.5%	9.1%			7.3%	9.0%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended September 30, 2017 Compared with Three months ended September 30, 2016

Sales and marketing expense was $6.8 million during the three months ended September 30, 2017; an increase of $0.8 million, or 13.5%, compared with $6.0 million during the three months ended September 30, 2016. The increase is primarily due to incentive plan expense and to a lesser extent, increased headcount.

Nine months ended September 30, 2017 Compared with Nine months ended September 30, 2016

Sales and marketing expense was $21.3 million during the nine months ended September 30, 2017; an increase of $3.6 million, or 20.3%, compared with $17.7 million during the nine months ended September 30, 2016. The increase is primarily due to incentive plan expense and to a lesser extent, increased headcount.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)
General and administrative	$8,112	$5,988	$2,124	35.5%	$22,960	$18,262	4,698	25.7%
Percentage of revenue	7.8%	9.1%			7.8%	9.2%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2017 Compared with Three months ended September 30, 2016

General and administrative expense was $8.1 million during the three months ended September 30, 2017; an increase of $2.1 million, or 35.5%, compared to $6.0 million during the three months ended September 30, 2016. The increase is primarily due to increased incentive plan expense.

Nine months ended September 30, 2017 Compared with Nine months ended September 30, 2016

General and administrative expense was $23.0 million during the nine months ended September 30, 2017; an increase of $4.7 million, or 25.7%, compared to $18.3 million during the nine months ended September 30, 2016. The increase is primarily due to increased incentive plan expense.

Restructuring Charges

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2017	2016	$ %		2017	2016	$ %
			(dollars in thousands)
Restructuring charges	$—	$—	$—	—%	$—	$282	$(282)	(100.0)%
Percentage of revenue	—%	—%			—%	0.1%

In the first quarter of 2016, due to changes in customer service contracts resulting from a consolidation in our customer base, we had severance and other costs related to a reduction in force.

Other (Expense) Income

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)				(dollars in thousands)
Other (expense) income	$(980)	$(1,344)	$364	27.1%	$(3,385)	$(3,918)	$533	13.6%
Percentage of revenue	(1.0)%	(2.0)%			(1.2)%	(2.0)%

Other (expense) income consists primarily of foreign exchange gains and losses attributable to fluctuations against local currencies of the countries in which we operate, interest expense related to the sale leaseback of our headquarters and interest earned on our invested cash balances. Other expense was $1.0 million for the three months ended September 30, 2017, compared with $1.3 million for the three months ended September 30, 2016. The $0.3 million decrease in other expense for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016, was primarily due to interest earned on our invested cash as well as fluctuations in currency exchange. During both of the three month periods ended September 30, 2017 and 2016, the Company recorded $1.3 million in deemed interest expense associated with the lease payments for our headquarters in Beverly, which is being accounted for as a financing obligation.

The $0.5 million decrease in other expense for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016, was primarily due to interest earned on our invested cash as well as fluctuations in currency exchange.

During the three and nine month periods ended September 30, 2017 and 2016, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other foreign hedging arrangements.

Income Tax Provision (Benefit)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2017	2016	$ %		2017	2016	$ %
	(dollars in thousands)				(dollars in thousands)
Income tax	$1,014	$136	$878	645.6%	$(1,586)	$(196)	$(1,390)	709.2%
Percentage of revenue	1.0%	0.2%			(0.5)%	(0.1)%

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

During the three months ended September 30, 2017, the Company recorded a tax expense of approximately $0.8 million as a discrete item in relation to excess tax benefits associated with the exercise of nonqualified stock options and vesting of restricted stock. This resulted in a net tax expense of $1.0 million for the three months ended September 30, 2017. The income tax benefit of $1.6 for the nine months ended September 30, 2017 includes a $2.0 million tax benefit related to the excess tax benefit on the exercise of non-qualified stock options and the vesting of restricted stock.

During the three months ended March 31, 2017, the statute of limitations expired with respect to certain tax positions for which the Company had previously recorded a reserve. The related tax reserve of $0.3 million and accrued interest of $0.2 million were reversed.

During the nine months ended September 30, 2016, the statute of limitations associated with tax positions previously taken by the Company expired. The related tax reserve of $0.6 million and accrued interest of $0.3 million were reversed.

Liquidity and Capital Resources

The Company had $113.9 million in unrestricted cash and cash equivalents at September 30, 2017, in addition to $6.8 million in restricted cash, primarily comprised of the $5.9 million security deposit under the lease on our headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand.

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

During the nine months ended September 30, 2017, the Company generated  $40.3 million of cash in operating activities. This was predominately driven by strong sales resulting in net income of $35.3 million and an increase in accounts payable and other liabilities of $21.3 million, partially offset by increase in accounts receivable of $18.4 million. In comparison, during the nine months ended September 30, 2016, the Company used $13.0 million of cash in operating activities.

Investing activities for the nine months ended September 30, 2017 and 2016 resulted in cash outflows of $6.9 million and $2.1 million, respectively, used for capital expenditures.

Financing activities for the nine months ended September 30, 2017 and 2016 provided net cash of $10.3 million and $1.6 million, respectively, primarily relating to the proceeds from the exercise of stock options.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2017 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2017, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2017, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On November 2, 2017, the Company filed a Restated Certificate of Incorporation with the Secretary of State of Delaware. The Restated Certificate of Incorporation reflects the elimination of Article THIRD, Section 4.3 authorizing the Company’s Series A Participating Preferred Stock, which was effected the same day, and other conforming changes, including the deletion from Article THIRD, Sections 6.2 and 6.4 of text that was no longer applicable following the declassification of the Company’s Board of Directors.  No shares of Series A Participating Preferred Stock were issued at any time, and the elimination was approved by the Board of Directors on August 10, 2017 pursuant to Section 151(g) of the Delaware General Corporation Law.  No substantive changes were made in the Restated Certificate of Incorporation, a copy of which is filed as Exhibit 3.1 to this report on Form 10-Q.   This disclosure has been made in lieu of disclosure under Item 5.03 of Form 8-K.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Filed herewith.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 3, 2017. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 3, 2017. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 3, 2017. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 3, 2017. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 3, 2017	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer