Form 10-K
period 2017-12-31
AXCELIS TECHNOLOGIES INC
filed 2018-03-14
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017:  $644,303,947

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 12, 2018: 32,128,818

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 16, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 95.2% of our revenue in 2017, with the remaining 4.8% of revenue derived from other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

Axcelis’ business commenced in 1978 and its current corporate entity was incorporated in Delaware in 1995. We are headquartered in Beverly, Massachusetts and maintain an internet site at www.axcelis.com. On or through our website, investors may access, free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10‑K.

2017 was a very strong year for the Company. Our 2017 revenues of $410.6 million were $143.6 million higher than our 2016 revenues, driven mainly by strong system sales. Axcelis made progress towards our long-term strategic goal of regaining a position of market share leadership in the ion implant semiconductor equipment market.

In 2017 we continued to invest a significant portion of our resources in research and development programs related to our Purion ion implantation platform. The strong semiconductor market in 2017 provided the backdrop for additional market share growth for the Company. Systems revenue grew by 88.6% from 2016 to 2017, with Purion ion implanters representing 89.0% of 2017 systems revenue. During the year, Axcelis shipped Purion systems to 18 new customer fabs. Seven of these sites represent new Purion customers, and the other eleven locations are first in-fab Purion placements by existing Purion customers.

The Company’s gross margin for 2017  was 36.6%, down from 37.3% in 2016.  2017 gross margin was impacted by a $6.2 million excess inventory reserve charge taken on legacy tools and parts in the fourth quarter of 2017, which reduced full year 2017 gross margin by 1.5 percentage points. Without the impact of this excess inventory charge, gross margins in 2017 would have been at the Company’s highest annual level in 11 years. We worked diligently to ensure that manufacturing and operating expense levels remained well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable, financial performance, which we expect to deliver in 2018. Our performance is subject to risks and uncertainties discussed below under Item 1A Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things,” and data storage servers. Types of semiconductor chips include dynamic random-access memory (“DRAM”) and “negative and” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The semiconductor industry is in a period of sustained growth driven by the increased number of devices providing information to, and receiving information from, the internet. This development, sometimes referred to as the “Connected World,” is increasing demand for chips. These chips are used in data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory chips to support the storage of data, internet streaming and “cloud computing” data analytics.

Most semiconductor chips are built on silicon wafers of either 200mm (8 inches) or 300mm (12 inches) in diameter. Each semiconductor chip is made up of millions of tiny transistors or “switches” to control the functions of the device. Transistors are created in the silicon wafer by introducing various precisely placed impurities into the silicon in specific patterns.

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

We have different types of customers, which impacts timing of purchases and technology requirements. Some customers are integrated electronics manufacturers, making semiconductor chips for their own devices.  These same companies may also act as foundries, manufacturing chips for other electronic manufacturers or chip design companies.  Some customers only function as foundries.  A few companies design and manufacture branded chips that are sold to device manufacturers.  In addition, some customers have partnerships or joint ventures with two or more semiconductor chip manufacturers to share the technology development and capital investment.  The timing of purchases by foundry customers will depend on their success in securing manufacturing contracts.  Also, foundry customers will look for equipment that can deliver the broadest capabilities in order to be prepared to manufacture all chip types, while integrated electronics manufacturers may invest in processing equipment dedicated to a specific application they require for their products.

The semiconductor capital equipment industry is cyclical, as global chip production capacities successively exceed, then lag behind, global chip demand. When chip demand is high, and inventories low, chip manufacturers add capacity through capital equipment purchases. Given the difficulties of forecasting and calibrating chip demand and production capacity, the industry periodically experiences excess chip inventories and softening chip prices. Device manufacturers react with muted capital spending, lowering the demand for capital equipment. Changes in consumer and business demand for products in which chips are used also affect the industry. A successful semiconductor capital equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must manage its business to thrive during low points in the cycle.

Axcelis’ Strategy

Axcelis’ 2018 strategic initiatives are:

•	Achieve $450M in revenue by growing Purion penetrations:
o	Expand footprint within existing customers
o	Capture expected significant capital expenditure in China across all customers and segments
o	Penetrate leading edge foundry/logic
o	Expand our presence in the Japanese market

•	Drive Customer Support and Innovation (“CS&I”) revenues by delivering innovative, high value products and services that include upgrades, spares and consumables, and used tools

•	Enhance profitability and cash generation
o	Deliver gross margin of 39% for full year 2018

We continue to invest in research and development to ensure our products meet the needs of our customers. We take pride in our scientists and engineers who are adding to our portfolio of patents and unpatented proprietary technology to ensure that our investment in technology leadership translates into unique product advantages. We strive for operational excellence by focusing on ways to lower our product, manufacturing and design costs and to improve our delivery times to our customers. Global Customer Teams and a focused account management structure maintain and strengthen our customer relationships and increase customer satisfaction. Finally, we endeavor to maintain a strong cash balance to ensure sufficient capital to fund business growth.

Ion Implantation Systems

Ion implantation is a principal step in the transistor formation cycle of the semiconductor chip manufacturing process. Ion implantation is also used to change the characteristics of the silicon for reasons other than transistor formation, a process known as “material modification.”  An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a wafer. These dopants are ionized and therefore have electric charges. This electric charge allows the dopants to be manipulated, moved and accelerated with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined amount of energy (ranging between several hundred and three million electron‑volts) and with a precisely defined amount of beam current (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a “stencil” to pattern devices so that the dopants will only enter the wafer where needed. Typical process flows require twenty implant steps, with the most advanced processes requiring thirty or more. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt (angle of wafer relative to the ion beam).

In order to cover the wide range of implant steps, three different types of implanters have been developed, each targeted at a specific range of applications, primarily defined by dose and energy. The three traditional implanter types are referred to as high energy, medium current and high current:

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

The Purion Platform and Family of Ion Implanters

Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Our Purion flagship systems are all based on a common platform which offers purity, precision and productivity. Combining a state‑of‑the‑art single wafer end station and enabling a 500 wafer per hour throughput,  with an advanced spot beam architecture (that ensures that all points across the wafer see the same beam at the same beam angle),  Purion products deliver exceptional process control and maximum yield.

•

High Energy Implant.  Our Purion XE high energy system combines Axcelis’ production‑proven RF Linac high energy, spot beam technology with the Purion platform. Axcelis is a market leader in high energy ion implanters, and we expect to maintain our leadership in the high energy segment through sales of both our legacy multi‑wafer high energy systems and the Purion XE, the Purion EXE and the Purion VXE.

•

Medium Current Implant.  Our Purion M medium current system offers higher productivity and lower cost of ownership than competitive offerings, in addition to other advantages. Our Purion M systems also offer differentiation for specialty applications, like hot silicon carbide.

•

High Current Implant.  Our Purion H high current system fulfills all traditional high current requirements while extending beyond traditional high current energy and dose ranges. In order to maximize utilization and flexibility, the Purion H can also process some traditional medium‑current implants. In addition, the

Purion H is extendable into ultra‑low energy applications to satisfy future process requirements, including leakage current performance. The Purion H provides advantages for material modification applications, including hot and cold implant.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our Customer Support and Innovation business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufactured. We believe that approximately 3,000 of our products are in use in 32 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and applications support out of our field offices to customers located in 32 countries. Revenue generated through our service and support business represented 36.0%, 47.8% and 43.0% of revenue in 2017,  2016 and 2015, respectively.

To support our aftermarket business, we have sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, product, process and applications support.

Most of our customers maintain spare parts inventories for our machines. In addition to our web‑based spare parts management and replenishment tracking program, we offer a number of Business‑to‑Business options to support our customers’ parts management requirements. Our Axcelis Managed Inventory service offering, a parts consignment arrangement, provides the customer with full spares support, with Axcelis retaining responsibility for the complete supply chain. These services provide ease of use alternatives that help us reduce order fulfillment costs and improve cycle time, resulting in an expanded customer base for this service offering.

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Germany, Singapore, Japan and Italy.

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 84.9%, 80.0% and 85.1% of total revenue in 2017,  2016 and 2015, respectively. Substantially all of our sales are denominated in U.S. dollars. See Note 15 to our Consolidated Financial Statements contained in Item 15 of this Form 10‑K for a breakdown of our revenue and long‑lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2017, the top 20 semiconductor chip manufacturers accounted for approximately 90.9% of total semiconductor capital equipment spending, up from 87.2% in 2016. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore and China), Japan and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2017, revenues from each of Samsung Electronics Co, Ltd., and SK hynix represented 10 percent or more of consolidated revenues and the loss of these customers would have a material adverse effect on our business.

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

Our expenses for research and development were $43.1 million, $34.4 million and $32.6 million in 2017, 2016 and 2015, respectively, or 10.5%, 12.9% and 10.8% of revenue, respectively. We expect that research and development expenditures will continue to represent a similar level of investment in future years.

Manufacturing

We manufacture products at our 417,000 sq. ft. ISO 9001:2015, ISO 14001:2004 certified plant in Beverly, Massachusetts. Our facility employs best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

Our clean manufacturing process uses class 1,000/10,000 space to facilitate most of our manufacturing requirements.

The Company’s core competency in manufacturing and supply chain management is built around system assembly and testing, which remains an in‑house capability due to the high degree of expertise and intellectual property associated with the process and design. Non‑core work is sourced to one of several global partners and includes items such as vacuum systems, wafer handling and commodity‑level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

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

Installation of our equipment is provided by factory and field teams. The process includes assembling the equipment at its installation site, and after it has been connected, recalibrating it to factory specifications.

Competition

The semiconductor industry is highly competitive and is characterized by a small number of participants ranging in size. Significant competitive factors in the semiconductor capital equipment market include price, cost of ownership, equipment performance, customer support, capabilities and breadth of product line.

In ion implantation, we mainly compete against Applied Materials, Inc. Applied Materials and Axcelis are the only ion implant manufacturers with a full range of implant products, and service and support infrastructures able to service our customers globally. Three other niche players we compete with from time to time include Advanced Ion Beam Technology, Inc., Nissin Ion Implantation Co., Ltd. and SEN Corporation.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2017, we had 244 active patents issued in the United States and 478 active patents granted in other countries, as well as 211 patent applications (45 in the United States and 166 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $87.3 million and $17.5 million as of December 31, 2017 and 2016, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and are typically due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2017 were $103.8 million compared to $34.8 million in the quarter ended December 31, 2016.

Employees

As of December 31, 2017, we had 896 employees and 89 temporary staff worldwide, of which 702 work in North America, 228 in Asia and 55 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

We are proud of our commitment to improving our environment. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO 9001:2015 and ISO 14001:2004 certified at our Beverly, MA facility.

Executive Officers of the Registrant

Mary G. Puma, 60, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation and Semiconductor Equipment and Materials International (SEMI).

Kevin J. Brewer,  59, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company’s Electronic Systems and Missile Systems groups.

John E. Aldeborgh,  61, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. (an ion implantation systems business acquired by Applied Materials Inc. in 2011) from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

William Bintz,  61, is our Executive Vice President, Product Development since November 2016. From 2011 until November 2016, Mr. Bintz served as Executive Vice President, Product Development, Engineering and Marketing. Prior to that, he served as Senior Vice President, Marketing beginning in September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

Lynnette C. Fallon, 58, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

Douglas A. Lawson, 57, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

Russell J. Low, Ph. D., 47,  is our Executive Vice President, Engineering, having joined Axcelis in October 2016.  Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012.  From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology.  Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. from 1997 to 2003.

Item 1A.  Risk Factors.

Risks Related to Our Business and Industry

Set forth below and elsewhere in this Form 10‑K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward‑looking statements contained in this Form 10‑K. It is not possible to predict or identify all such risk factors. Consequently, the following is not a complete discussion of all potential risks or uncertainties.

If semiconductor chip manufacturers do not make sufficient capital expenditures, our sales and profitability will be harmed.

New systems orders and used tool sales depend upon demand from semiconductor chip manufacturers who build or expand fabrication facilities. The impact of this demand on the Company will vary with the type of semiconductor chip manufacturers that are purchasing systems.  For example, changes in demand in the memory and mature process technology segments will most significantly impact the Company since customers in these segments account for 85% of implant capital expenditures. When the rate of construction or expansion of fabrication facilities declines, demand for our systems will decline, reducing our revenue. In addition, all or a portion of the demand for increased capacity may be satisfied by a semiconductor chip manufacturer’s ability to reconfigure and re-use equipment they already own.  Revenue decline also hurts our profitability because our established cost structure and our continued investments in engineering, research and development and marketing necessary to develop new products and to maintain extensive customer service and support capabilities limit our ability to reduce expenses in proportion to declining sales.

If we fail to develop and introduce reliable new or enhanced products and services that meet the needs of semiconductor chip manufacturers, our results will suffer.

Rapid technological changes in semiconductor chip manufacturing processes require us to respond quickly to changing customer requirements. Our future success will depend in part upon our ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities. This will depend upon a variety of factors, including new product selection, timely and efficient completion of product design and development as well as manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular:

•

We must continue to develop competitive technical specifications for new systems, or enhancements to our existing systems, and manufacture and ship these systems or enhancements in volume in a timely manner.

•

We will need to accurately predict the schedule on which our customers will be ready to transition to new products, in order to accurately forecast demand for new products while managing the transition from older products.

•

We will need to effectively manage product reliability or quality problems that often exist with new systems, in order to avoid higher manufacturing costs, delays in acceptance and payment and additional service and warranty expenses, and ultimately, a lack of repeat orders.

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

We derive our new systems revenue from the sale of a small number of expensive products to a relatively small number of customers. The selling prices on our ion implant and other systems range from approximately $2.0 million to $8.0 million. We also sell used equipment in our aftermarket business. Each sale, or failure to make a sale, may have a significant effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems, warranty costs and impact of changes to inventory reserves. New product introductions may also affect our gross margin. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

Our financial results may fall short of anticipated levels because forecasting revenue and profitability is complex and may be inaccurate.

Management may from time to time provide financial forecasts to investors. These forecasts are based on assumptions, which are believed to be reasonable when made, of shipment timing and system acceptance timing. Any of these assumptions can prove erroneous and the level of revenue recognizable in a particular quarter may vary from the forecast. Our lengthy sales cycle, coupled with customers’ competing capital budget considerations, make the timing of customer orders difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenue and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially affect our financial results.

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

The semiconductor industry is cyclical and we expect that demand for our products will increase and decrease, making it difficult to manage the business and potentially causing harm to our sales and profitability.

The semiconductor industry is cyclical, experiencing upturns when the demand for our products is high and downturns when our customers are not investing in new or expanded fabrication facilities. From time to time, inventory buildups in the semiconductor industry, produce an oversupply of semiconductors. This can cause a reduced demand for capital equipment such as our products, negatively impacting our sales and level of profitability. Our revenue can vary significantly from one point in the cycle to another, making it difficult to manage the business, both when revenue is increasing and when it is decreasing. In addition, a substantial portion of our operating expenses do not fluctuate with changes in volume. Significant decreases in revenue can therefore have a disproportionate effect on profitability. In addition, reduced demand for our products and services may require Axcelis to implement cost reduction efforts, including restructuring activities, which may adversely affect Axcelis’ ability to capitalize on opportunities that arise in the future.

If we fail to compete successfully in the highly competitive semiconductor capital equipment industry, our sales and profitability will decline.

The ion implant segment is highly competitive and includes one company with substantially greater financial, engineering, manufacturing, marketing and customer service and support resources that may better position it to compete successfully, as well as several smaller companies that could provide innovative systems with technology that may have performance advantages. We expect our competitors to continue to improve the design and performance of their existing products and processes and to introduce new products and processes with improved price and performance characteristics. If we are unable to improve or introduce competing products when demanded by the markets, our business will be harmed. Finally, if we must lower prices to remain competitive without commensurate cost of goods savings, our gross margin and profitability will be adversely affected.

We are dependent on sales to a limited number of large customers; the loss of a significant customer or any reduction in orders from them could materially affect our sales.

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers.  In 2017, our top ten customers accounted for 73.3% of our net sales, in comparison to 70.2% and 76.8% in 2016 and 2015, respectively. None of our customers has entered into a long‑term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Axcelis is subject to the risks of operating internationally and we derive a substantial portion of our revenue from outside the United States, especially from Asia.

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non‑U.S. customers and sales by our non‑U.S. subsidiaries, accounted for 84.9% of total revenue in 2017 in comparison to 80.0% of total revenue in 2016 and 84.8% in 2015. Ion implanter system shipments to Asian customers represented 82.6% of total shipment dollars in 2017 in comparison to 75.3% in 2016 and 78.9% in 2015. We anticipate that international sales will continue to account for a significant portion of our revenue. The potential increased investment in semiconductor chip manufacturing capability in China is expected to create disruption in our markets, resulting in both risk and opportunity. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

•	unexpected changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

•	volatility in currency exchange rates;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	extended payment terms beyond those customarily offered in the United States;

•	difficulties in managing suppliers, service providers or representatives outside the United States;

•	difficulties in staffing and managing foreign subsidiary operations; and

•	potential adverse tax consequences.

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

We rely to a substantial extent on outside vendors to manufacture many of the components and sub‑assemblies of our products. We obtain many of these components and sub‑assemblies from a limited group of suppliers. Accordingly, based on situations outside of our control, we may be unable to obtain an adequate supply of required components on a timely basis, on price and other terms acceptable to us, or at all. In addition, we often quote prices to our customers and accept customer orders for our products before purchasing components and sub‑assemblies from our suppliers. If our suppliers increase the cost of components or sub‑assemblies, we may not have alternative sources of supply and may not be able to raise the price of our products to cover all or part of the increased cost of components, negatively impacting our gross margin.

The manufacture of some of these components and sub‑assemblies is an extremely complex process and requires long lead times. As a result we could experience delays or shortages. If we are unable to obtain adequate and timely deliveries of our required components or sub‑assemblies, we may have to seek alternative sources of supply or manufacture these components internally. This could delay our ability to manufacture or to ship our systems on a timely basis, causing us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

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

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. However, the aftermarket revenues of our non-U.S. subsidiaries, and most of the operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies.  The translation of these operating results into U.S. dollars in our Consolidated Statement of Operations can result in other income (expense).  Similarly, the translation of asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).  Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2017, approximately 23.5% of our revenue was derived from foreign operations with this inherent risk. In addition, at December 31, 2017, our operations outside of the United States accounted for approximately 14.6% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

Axcelis is exposed to risks related to cybersecurity threats and incidents.

In the conduct of its business, Axcelis collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Axcelis or its customers or other business partners, as well as personally-identifiable information of individuals. As reported in the 2017 Verizon Data Breach Investigation Report, attempts to access confidential business information make up almost all of the cyber security risk for a manufacturing company, with 93% of the threat actors external to the company.  Verizon reported that most of the attacks are conducted by state-affiliated actors who are an “advanced persistent threat.”  Axcelis has been and expects to be subject to cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date. Axcelis devotes significant resources to network security, data encryption, employee training and other measures to protect its systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Axcelis’ and that of third parties); reputational damage; litigation with third parties; diminution in the value of Axcelis’ investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.

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

As of December 31, 2017, the Company also leased 47 other properties, of which 11 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

Our Beverly, Massachusetts facility is ISO 9001:2015 and ISO 14001:2004 and our European office is ISO 9001:2015 certified.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. The following table sets forth the high and low closing sale prices as reported on the Nasdaq Global Select Market during each of the quarters for the two most recent years. As of March 12,  2018, we had approximately 2,000 stockholders of record. We have never paid any cash dividends to our shareholders and do not anticipate paying cash dividends in the foreseeable future.

	Common Stock
	Price
	High	Low
2016
First Quarter	$11.40	$8.96
Second Quarter	$11.88	$9.16
Third Quarter	$13.43	$9.91
Fourth Quarter	$14.55	$11.20
2017
First Quarter	$18.80	$14.15
Second Quarter	$25.65	$17.80
Third Quarter	$27.35	$19.45
Fourth Quarter	$36.63	$27.90

Item 6.  Selected Financial Data.

The following selected consolidated statements of operations data for each of the three years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10‑K. The selected consolidated balance sheets data as of December 31, 2015 and 2014, and the statements of operations data for the years ended December 31, 2014 and 2013, have been derived from the audited financial statements contained in our Form 10‑K filed on March 4,  2016.  The consolidated balance sheets data as of December 31, 2013 have been derived from the audited financial statements contained in our Form 10-K filed on March 3, 2014.

The historical financial information set forth below may not be indicative of our future performance and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and

our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 15 of Part IV, respectively, of this Form 10‑K.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$410,561	$266,980	$301,495	$203,051	$195,632
Gross profit	150,247	99,598	101,706	70,164	67,935
Income (loss) from operations	47,842	16,623	20,718	(10,661)	(14,618)
Income (loss) before income taxes	43,831	11,024	15,205	(10,167)	(16,104)
Net income (loss)	126,959	11,001	14,678	(11,266)	(17,144)
Net income (loss) per share:
Basic	$4.11	$0.38	$0.51	$(0.40)	$(0.63)
Diluted	$3.80	$0.36	$0.49	$(0.40)	$(0.63)
Shares used in computing basic and diluted per share amounts:
Basic	30,866	29,195	28,595	27,863	27,217
Diluted	33,436	30,947	30,229	27,863	27,217
Consolidated balance sheets data:
Cash and cash equivalents	$133,407	$70,791	$78,889	$30,753	$46,290
Working capital	260,488	192,998	185,589	126,541	142,952
Total assets	488,218	302,231	281,784	221,158	227,053
Long-term liabilities	55,321	53,045	53,652	7,204	22,087
Stockholders’ equity	353,610	201,455	183,764	161,856	169,506

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

Overview

The semiconductor capital equipment industry is subject to cyclical swings in capital spending by semiconductor chip manufacturers. Capital spending is influenced by demand for semiconductors and the products using them, the utilization rate and capacity of existing semiconductor chip manufacturing facilities and changes in semiconductor technology, all of which are outside of our control. As a result, our revenue may fluctuate from year to year and period to period. Our established cost structure does not vary significantly with changes in volume. We may also experience fluctuations in operating results and cash flows depending on our revenue level.

2017 was a very strong year for the Company. Our 2017 revenues of $410.6 million were $143.6 million higher than our 2016 revenues, driven mainly by strong system sales. Axcelis made progress towards our long-term strategic goal of regaining a position of market share leadership in the ion implant semiconductor capital equipment market with our Purion systems now a tool of record at seven of the top ten semiconductor capital equipment spenders.

In 2017 we continued to invest a significant portion of our resources in research and development programs related to our Purion ion implantation platform. The strong semiconductor market in 2017 provided the backdrop for additional market share growth for the Company. Systems revenue grew by 88.6% from 2016 to 2017, with Purion ion implanters representing 89.0% of 2017 systems revenue. During the year, Axcelis shipped Purion systems to 18 new customer fabs. Seven of these sites represent new Purion customers, and the other eleven locations are first in-fab Purion placements by existing Purion customers.

The Company’s gross margin for 2017  was 36.6%, down from 37.3% in 2016. 2017 gross margin was impacted by a $6.2 million excess inventory reserve charge taken on legacy tools and parts in the fourth quarter of 2017, which reduced full year 2017 gross margin by 1.5 percentage points. Without the impact of this excess inventory charge, gross margins in 2017 would have been at the Company’s highest annual level in 11 years. We also worked diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

Consolidation and partnering within the semiconductor chip manufacturing industry has resulted in a smaller number of customers. Our net revenue from our ten largest customers accounted for 73.3% of total revenue for the year ended December 31, 2017 compared to 70.2% and 76.8% of revenue for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, the Company had two customers representing 24.9% and 13.1% of total revenue, respectively.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies see Note 2 to the consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K.

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

We did not record an impairment charge in the years ended December 31, 2017,  2016 or 2015.

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

Inventory—Allowance for Excess and Obsolescence and Lower of Cost or Net Realizable Value

We record an allowance for estimated excess and obsolete inventory and lower of cost or net realizable value. The allowance is determined using management’s assumptions of materials usage, based on estimates of forecasted and historical demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write‑downs may be required.

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

We consider a number of factors when estimating volatility. Our method of estimating expected volatility for all stock options granted relies on a combination of historical and implied volatility. We believe that this blended volatility results in a more accurate estimate of the grant‑date fair value of employee stock options because it more appropriately reflects the market’s current expectations of future volatility.

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

We evaluate the weight of all available evidence such as historical losses, the expected timing of the reversals of existing temporary differences and projected future taxable income to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended December 31,
	2017	2016	2015
Revenue:
Product	94.3%	91.5%	92.5%
Services	5.7	8.5	7.5
Total revenue	100	100	100
Cost of revenue:
Product	57.2	55.8	60.1
Services	6.2	6.9	6.2
Total cost of revenue	63.4	62.7	66.3
Gross profit	36.6	37.3	33.7
Operating expenses:
Research and development	10.5	12.9	10.8
Sales and marketing	6.9	8.9	7.7
General and administrative	7.5	9.2	8.3
Restructuring charges	—	0.1	—
Total operating expenses	24.9	31.1	26.8
Income from operations	11.7	6.2	6.9
Other (expense) income:
Interest income	0.2	0.1	—
Interest expense	(1.3)	(1.9)	(1.7)
Other, net	0.1	(0.3)	(0.2)
Total other expense	(1.0)	(2.1)	(1.9)
Income before income taxes	10.7	4.1	5.0
Income tax (benefit) provision	(20.2)	—	0.1
Net income	30.9%	4.1%	4.9%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
Product	$387,124	$244,295	$142,829	58.5%	$244,295	$278,875	$(34,580)	(12.4)%
Percentage of revenue	94.3%	91.5%			91.5%	92.5%
Services	23,437	22,685	752	3.3%	22,685	22,620	65	0.3%
Percentage of revenue	5.7%	8.5%			8.5%	7.5%
Total revenue	$410,561	$266,980	$143,581	53.8%	$266,980	$301,495	$(34,515)	(11.4)%

2017 Compared with 2016

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $387.1 million or 94.3% of revenue in 2017, compared with $244.3 million, or 91.5% of revenue in 2016. The increase in product revenue in 2017 was primarily driven by an increase in the number of Purion systems sold.

Approximately 34.2% of systems revenue in 2017 was from sales of 200mm products and 65.8% was from sales of 300mm products, compared with 38.9% and 61.1% for sales of 200mm products and 300mm products in 2016, respectively.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2017 and 2016 was $18.1 million and $11.0 million, respectively. The increase was primarily due to the increased number of systems sold in the current year.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on‑site service personnel, was $23.4 million, or 5.7% of revenue for 2017, compared with $22.7 million, or 8.5% of revenue for 2016. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

2016 Compared with 2015

Product

Product revenue was $244.3 million or 91.5% of revenue in 2016, compared with $278.9 million, or 92.5% of revenue in 2015.  The decrease in product revenue in 2016 was primarily driven by a decrease in the number of Purion systems sold due to an unexpected decline in DRAM spending.

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

Services

Services revenue was $22.7 million, or 8.5% of revenue for 2016, compared with $22.6 million, or 7.5% of revenue for 2015.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also uses revenue categorizations which look at revenue by product line (the most significant of which is ion implant) and by aftermarket, as described below.

2017 Compared with 2016

Ion Implant

Revenue from sales of ion implantation products and related service was $391.1 million, or 95.2% of total revenue in 2017, compared with $248.9 million, or 93.2%, of total revenue in 2016.

Aftermarket

We refer to the business of selling spare parts, product upgrades, and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Revenue from our aftermarket business was $147.9 million in 2017, compared to $127.7 million for 2016. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

2016 Compared with 2015

Ion Implant

Revenue from sales of ion implantation products and related service was  $248.9 million, or 93.2% of total revenue in 2016, compared with $282.6 million, or 93.2%, of total revenue in 2015.

Aftermarket

Revenue from our aftermarket business was  $127.7 million in 2016, which decreased slightly compared to $129.6 million for 2015.

Gross Profit / Gross Margin

The following table sets forth our gross profit:

	Year ended		Period-to-Period		Year ended			Period-to-Period
	December 31,		Change		December 31,			Change
	2017	2016	$	%	2016	2015		$	%
	(dollars in thousands)
Gross Profit:
Product	$152,192	$95,288	$56,904	59.7%	$95,288	$97,815		$(2,527)	(2.6)%
Product gross margin	39.3%	39.0%			39.0%	35.1%	%

Services	(1,945)	4,310	(6,255)	(145.1)%	4,310	$3,891		419	10.8%
Services gross margin	(8.3)%	19.0%			19.0%	17.2%	%
Total gross profit	$150,247	$99,598	$50,649	50.9%	$99,598	$101,706		$(2,108)	(2.1)%
Gross margin	36.6%	37.3%			37.3%	33.7%	%

2017 Compared with 2016

Product

Gross margin from product revenue was 39.3% for the twelve months ended December 31, 2017, compared to 39.0% for the twelve months ended December 31, 2016. The increase in gross margin of 0.3%  resulted from improved margins on Purion systems, partially offset by an excess reserve for legacy inventory.

Services

Gross margin from services revenue was (8.3)% for the twelve months ended December 31, 2017, compared to 19.0% for the twelve months ended December 31, 2016. The decrease in gross margin in the recent period is primarily attributable to increased costs on service contracts.

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

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$43,071	$34,402	$8,669	25.2%	$34,402	$32,586	$1,816	5.6%
Percentage of revenue	10.5%	12.9%			12.9%	10.8%
Sales and marketing	28,532	23,839	4,693	19.7%	23,839	23,325	514	2.2%
Percentage of revenue	6.9%	8.9%			8.9%	7.7%
General and administrative	30,802	24,452	6,350	26.0%	24,452	25,059	(607)	(2.4)%
Percentage of revenue	7.5%	9.2%			9.2%	8.3%
Restructuring charges	—	282	(282)	(100.0)%	282	18	264	1,466.7%
Percentage of revenue	—%	0.1%			0.1%	—%
Total operating expenses	$102,405	$82,975	$19,430	23.4%	$82,975	$80,988	$1,987	2.5%
Percentage of revenue	24.9%	31.1%			31.1%	26.9% %

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $64.5 million, or 63.0% of our total operating expenses, for the year ended December 31, 2017; $47.6 million, or 57.5%, of our total operating expenses for the year ended December 31, 2016; and $47.9 million, or 59.1%, of our total operating expenses for the year ended December 31, 2015.

Research and Development

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2017	2016	$ %		2016	2015	$ %
	(dollars in thousands)
Research and development	$43,071	$34,402	$8,669	25.2%	$34,402	$32,586	1,816	5.6%
Percentage of revenue	10.5%	12.9%			12.9%	10.8%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2017 Compared with 2016

Research and development expense was $43.1 million in 2017, an increase of approximately $8.7 million, or 25.2%, compared with $34.4 million in 2016. The increase was primarily due to variable incentive plan expense and to a lesser extent to increased headcount.

2016 Compared with 2015

Research and development expense was $34.4 million in 2016,  an increase of approximately $1.8 million, or 5.6%, compared with $32.6 million in 2015. The increase was primarily due to increased headcount and outside services to support product enhancements of our Purion platform partially offset by lower variable incentive plan expense.

Sales and Marketing

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2017	2016	$ %		2016	2015	$ %
	(dollars in thousands)
Sales and marketing	$28,532	$23,839	$4,693	19.7%	$23,839	$23,325	$514	2.2%
Percentage of revenue	6.9%	8.9%			8.9%	7.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2017 Compared with 2016

Sales and marketing expense was $28.5 million in 2017, an increase of $4.7 million, or 19.7%, compared with $23.8 million in 2016.  The increase was primarily due to variable incentive plan expense and to a lesser extent to increased headcount.

2016 Compared with 2015

Sales and marketing expense was $23.8 million in 2016, an increase of $0.5 million, or 2.2%, compared with $23.3 million in 2015. The increase was primarily due to an increase in new tool evaluation costs.

General and Administrative

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2017	2016	$ %		2016	2015	$ %
	(dollars in thousands)
General and administrative	$30,802	$24,452	$6,350	26.0%	$24,452	$25,059	(607)	(2.4)%
Percentage of revenue	7.5%	9.2%			9.2%	8.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

2017 Compared with 2016

General and administrative expense was $30.8 million in 2017,  an increase of $6.4 million, or 26.0% compared with $24.5 million in 2016.  The increase was primarily due to variable incentive plan expense and to a lesser extent to increased headcount.

2016 Compared with 2015

General and administrative expense was $24.5 million in 2016, a decrease of $0.6 million, or 2.4% compared with $25.1 million in 2015. The decrease was primarily due to a reduction in personnel costs driven by a decrease in variable incentive plan expense.

Restructuring

The Company from time to time incurs expenses relating to restructuring.

2017 Compared with 2016

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

2017 Compared with 2016

Other expense for the year ended December 31, 2017 was $4.0 million, which includes $5.1 million of interest expense related to our sale leaseback obligation and other miscellaneous expense of $0.7 million, offset by interest income of $0.7 million and $1.1 million of foreign currency translation gains. Other expense for the year ended December 31, 2016 was $5.6 million and includes interest expense of $5.1 million, interest income of $0.2 million and $0.6 million of foreign currency translation loss.

2016 Compared with 2015

Other expense for the years ended December 31, 2016 and 2015 was $5.6 million and $5.5 million, respectively and includes interest related to our sale leaseback obligation of $5.1 million and $4.8 million, respectively.

Income Taxes

Income tax (benefit) expense was $(83.1) million, $0.1 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The income tax benefit of $83.1 million in 2017 was primarily due to the release of our valuation allowance on our deferred tax assets. Our income tax expense for the years ended December 31, 2016 and 2015  is due to operating results of foreign entities in jurisdictions in Europe and Asia, where we earn taxable income. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2017, the Company had $90.3 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. The Company has continued to maintain a $7.1 million valuation allowance in the U.S.

against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. In releasing the valuation allowance in 2017, we considered the weight of all available evidence in determining whether a valuation allowance was required against the Company’s deferred tax assets at December 31, 2017. After consideration of both positive and negative evidence, management concluded that it is more likely than not that a substantial portion of its deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative is the volatile semiconductor industry that the Company operates in. If future operating results of the U.S. or these foreign jurisdictions significantly exceed expectations it is reasonably possible that there could be a further reduction in the valuation allowance in the future. Further reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical un-repatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of December 31, 2017, we have accrued income tax liabilities of $0.4 million under the Transition Toll Tax after utilization of foreign tax credits and research and development credits. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

The 2017 Tax Act includes a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income. These changes are effective beginning in 2018.

Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates. The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business. For example, our sales and other factors relate to the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor capital equipment industry. Our established cost structure does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending on fluctuations in our revenue level.

In 2017, $56.3 million of cash was provided by operating activities. This compares to  $8.8 million of cash used to support operations in 2016. Cash and cash equivalents at December 31, 2017 was $133.4 million, compared to $70.8 million at December 31, 2016. Approximately $16.4 million of cash was located in foreign jurisdictions as of December 31, 2017. In addition to the cash and cash equivalent balance at December 31, 2017, the Company had $7.5 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the lease on our corporate headquarters in Beverly, Massachusetts, a $0.8 million letter of credit relating to workers’ compensation insurance,  a $0.7 million letter of credit associated with a bank guarantee and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2017 was $260.5 million. At December 31, 2017, the Company had no bank debt.

Capital expenditures were $7.3 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively. Total capital expenditures for 2018 are projected to be approximately $6.0 million. Future capital expenditures beyond 2018 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash provided by financing activities was $15.1 million and $2.3 million for the years ended December 31, 2017 and 2016, respectively. The $15.1 million cash provided by financing activities in 2017 was mainly due to the exercise of stock options and proceeds received from the employee stock purchase plan. The $2.3 million cash provided by financing activities in 2016 was mainly due to the exercise of stock options and proceeds received from the employee stock purchase plan.

We have outstanding letters of credit and surety bonds in the amount of $9.4 million to cover the security deposit under the lease of our headquarters, workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2017 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2018	2019
Surety bonds	$1,885	$664	$1,221
Standby letters of credit	7,466	7,466	—
Total	$9,351	$8,130	$1,221

The following represents our contractual obligations as of December 31, 2017 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	2023 - Beyond
Sale leaseback obligation	$120,632	$5,471	$11,313	$11,828	$92,020
Purchase order commitments	83,520	81,572	807	1,141	—
Operating leases	6,306	2,915	2,730	622	39
Total	$210,458	$89,958	$14,850	$13,591	$92,059

We have no off‑balance sheet arrangements at December 31, 2017, exclusive of operating leases.

We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $80.2 million at December 31, 2017. These carryforwards, which expire principally between 2018 and 2034, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

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

Related‑Party Transactions

There are no significant related‑party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2017, or in this Annual Report on Form 10‑K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10‑K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents at December 31, 2017. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2017 and 2016, approximately 23.5% and 28.4% of our revenue were derived from foreign operations with this inherent risk. In addition, at both December 31, 2017 and 2016, our operations outside of the United States accounted for approximately 14.6% and 20.1% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We do not use derivative financial instruments in managing our foreign currency exchange risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with all U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2018

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10‑K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 16,  2018 (the “Proxy Statement”) captioned:

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

1)	Financial Statements:

2)	Exhibits

The exhibits filed as part of this Form 10‑K are listed on the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

3)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Item 16.  Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

            We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company is accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Boston, Massachusetts

March 14, 2018

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2017	2016	2015
Revenue:
Product	$387,124	$244,295	$278,875
Services	23,437	22,685	22,620
Total revenue	410,561	266,980	301,495
Cost of revenue:
Product	234,932	149,007	181,060
Services	25,382	18,375	18,729
Total cost of revenue	260,314	167,382	199,789
Gross profit	150,247	99,598	101,706
Operating expenses:
Research and development	43,071	34,402	32,586
Sales and marketing	28,532	23,839	23,325
General and administrative	30,802	24,452	25,059
Restructuring charges	—	282	18
Total operating expenses	102,405	82,975	80,988
Income from operations	47,842	16,623	20,718
Other (expense) income:
Interest income	714	238	64
Interest expense	(5,121)	(5,073)	(4,976)
Other, net	396	(764)	(601)
Total other expense	(4,011)	(5,599)	(5,513)
Income before income taxes	43,831	11,024	15,205
Income tax (benefit) provision	(83,128)	23	527
Net income	$126,959	$11,001	$14,678
Net income per share:
Basic	$4.11	$0.38	$0.51
Diluted	$3.80	$0.36	$0.49
Shares used in computing net income per share:
Basic weighted average common shares	30,866	29,195	28,595
Diluted weighted average common shares	33,436	30,947	30,229

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2017	2016	2015
Net income	$126,959	$11,001	$14,678
Other comprehensive income:
Foreign currency translation adjustments	4,347	(847)	(2,664)
Amortization of actuarial gains and other adjustments from pension plan	108	(1)	(43)
Total other comprehensive income (loss)	4,455	(848)	(2,707)
Comprehensive income	$131,414	$10,153	$11,971

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$133,407	$70,791
Short-term restricted cash	750	—
Accounts receivable, net	75,302	50,573
Inventories, net	120,544	113,853
Prepaid expenses and other current assets	9,772	5,512
Total current assets	339,775	240,729
Property, plant and equipment, net	36,168	30,840
Long-term restricted cash	6,723	6,864
Deferred income taxes	83,148	1,060
Other assets	22,404	22,738
Total assets	$488,218	$302,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,642	$24,996
Accrued compensation	20,955	5,142
Warranty	4,112	2,426
Income taxes	273	240
Deferred revenue	16,181	10,335
Other current liabilities	5,124	4,592
Total current liabilities	79,287	47,731
Sale leaseback obligation	47,714	47,586
Long-term deferred revenue	1,964	674
Other long-term liabilities	5,643	4,785
Total liabilities	134,608	100,776
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,048 shares issued and outstanding at December 31, 2017; 29,518 shares issued and outstanding at December 31, 2016	32	30
Additional paid-in capital	556,147	535,408
Accumulated deficit	(204,745)	(331,704)
Accumulated other comprehensive income (loss)	2,176	(2,279)
Total stockholders’ equity	353,610	201,455
Total liabilities and stockholders’ equity	$488,218	$302,231

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	28,213	$28	$519,153	$(1,218)	$(357,383)	$1,276	$161,856
Net income	—	—	—	—	14,678	—	14,678
Foreign currency translation adjustments	—	—	—	—	—	(2,664)	(2,664)
Change in pension obligation	—	—	—	—	—	(43)	(43)
Exercise of stock options	759	1	3,920	—	—	—	3,921
Issuance of shares under Employee Stock Purchase Plan	47	—	441	—	—	—	441
Issuance of restricted common shares	7	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	5,582	—	—	—	5,582
Balance at December 31, 2015	29,026	29	529,089	(1,218)	(342,705)	(1,431)	183,764
Net income	—	—	—	—	11,001	—	11,001
Foreign currency translation adjustments	—	—	—	—	—	(847)	(847)
Change in pension obligation	—	—	—	—	—	(1)	(1)
Exercise of stock options	392	1	2,237	—	—	—	2,238
Issuance of shares under Employee Stock Purchase Plan	22	—	325	—	—	—	325
Issuance of restricted common shares	108	—	(11)	—	—	—	(11)
Treasury shares returned to authorized	(30)	—	(1,218)	1,218	—	—	—
Reverse stock split issuance costs	—	—	(145)	—	—	—	(145)
Stock-based compensation expense	—	—	5,131	—	—	—	5,131
Balance at December 31, 2016	29,518	30	535,408	—	(331,704)	(2,279)	201,455
Net income	—	—	—	—	126,959	—	126,959
Foreign currency translation adjustments	—	—	—	—	—	4,347	4,347
Change in pension obligation	—	—	—	—	—	108	108
Exercise of stock options	2,358	2	15,512	—	—	—	15,514
Issuance of shares under Employee Stock Purchase Plan	34	—	845	—	—	—	845
Issuance of restricted common shares	138	—	(1,164)	—	—	—	(1,164)
Stock-based compensation expense	—	—	5,546	—	—	—	5,546
Balance at December 31, 2017	32,048	$32	$556,147	$—	$(204,745)	$2,176	$353,610

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$126,959	$11,001	$14,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,002	4,258	4,869
Gain on sale of equipment	—	(248)	—
Deferred taxes	(82,085)	519	779
Stock-based compensation expense	5,672	5,179	5,575
Provision for doubtful accounts	—	106	—
Provision for excess and obsolete inventory	(8,135)	1,051	1,721
Changes in operating assets & liabilities:
Accounts receivable	(23,573)	(14,135)	5,171
Inventories	5,703	(6,572)	(15,938)
Prepaid expenses and other current assets	(3,866)	(1,056)	640
Accounts payable and other current liabilities	25,000	810	6,005
Deferred revenue	7,079	2,467	1,360
Income taxes	14	102	(46)
Other assets and liabilities	(1,486)	(12,270)	(6,547)
Net cash provided by (used in) operating activities	56,284	(8,788)	18,267
Cash flows from investing activities
Proceeds from sale of equipment	—	270	—
Expenditures for property, plant and equipment and capitalized software	(7,285)	(2,506)	(1,830)
Net cash used in investing activities	(7,285)	(2,236)	(1,830)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,184)	(11)	(8)
Financing fees and other expenses	—	(146)	(847)
Principal payments on term loan	—	—	(14,530)
Principal payments on sale leaseback obligation	—	—	(392)
Proceeds from financing obligations	—	—	48,940
Proceeds from Employee Stock Purchase Plan	739	277	441
Proceeds from exercise of stock options	15,515	2,227	3,921
Net cash provided by financing activities	15,070	2,347	37,525
Effect of exchange rate changes on cash and cash equivalents	(844)	507	285
Net increase (decrease) in cash, cash equivalents and restricted cash	63,225	(8,170)	54,247
Cash, cash equivalents and restricted cash at beginning of period	77,655	85,825	31,578
Cash, cash equivalents and restricted cash at end of period	$140,880	$77,655	$85,825

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$583	$525	$669
Interest	$5,315	$4,815	$3,985

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

(a)          Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly‑owned, controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to the current year’s presentation.

Events occurring subsequent to December 31, 2017 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

(b)          Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the realizable value of inventories, valuing stock-based compensation instruments and reserves relating to tax assets and liabilities. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

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

For the year ended December 31, 2017 the Company had $1.1 million in foreign exchange gains. For the year ended December 31, 2016 the Company had $0.6 million in foreign exchange losses. For the year ended December 31, 2015 the Company did not have any material foreign exchange gains or losses.

(d)          Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market funds, U.S Government and Agency Securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value.

(e)          Inventories

Inventories are carried at lower of cost or net realizable value, determined using the first‑in, first‑out (“FIFO”) method, or market. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or net realizable value. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

The Company records an allowance for estimated excess inventory. The allowance is determined using management’s assumptions of materials usage, based on estimates of demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write‑downs may be required.

(f)          Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.

Depreciation and amortization are recorded using the straight‑line method over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Land and buildings (under lease)	Lesser of the lease term or estimated useful life of the asset
Machinery and equipment	7 to 10 years

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

The Company did not have any indicators of impairment during the period ending December 31, 2017. The Company did not record an impairment charge in the years ended December 31, 2017, 2016, or 2015.

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

(h)         Concentration of Risk and Off‑Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company’s cash equivalents are principally maintained in investment grade money‑market funds, U.S. Government and Agency Securities and deposit accounts.

The Company has no significant off‑balance‑sheet risk such as currency exchange contracts, option contracts or other hedging arrangements.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. For selected overseas sales, the Company requires customers to obtain letters of credit before product is shipped. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. The Company does not have any off‑balance sheet credit exposure related to its customers.

The Company’s customers consist of semiconductor chip manufacturers located throughout the world and net sales to its ten largest customers accounted for 73.3%, 70.2% and 76.8% of revenue in 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017 the Company had two customers representing 24.9% and 13.1% of total revenue, respectively. For the year ended December 31, 2016, the Company had one customer representing 17.0% of total revenue.  For the year ended December 31, 2015, the Company had two customers representing 29.3% and 10.5% of total revenue, respectively.

As of December 31, 2017, the Company had three customers account for 19.8%, 11.8% and 10.6% of consolidated accounts receivable, respectively. As of December 31, 2016, the Company had four customers account for 22.0%, 12.3%, 12.0% and 10.6% of consolidated accounts receivable, respectively.

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

(k)         Stock‑Based Compensation

The Company generally recognizes compensation expense for all stock-based payments to employees and directors, including grants of stock options and restricted stock units, based on the grant‑date fair value of those stock‑based payments using the Black‑Scholes option pricing model, adjusted for expected forfeitures. Other valuation models may be utilized in the limited circumstances where awards with market-based vesting considerations, such as the price of the Company’s common stock, or performance based awards, are granted. Stock‑based compensation expense is recognized ratably over the requisite service period. For each stock option or restricted stock unit grant with vesting based on a combination of time, market or performance conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

See Note 11 for additional information relating to stock‑based compensation.

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

(m)         Computation of Net Income per Share

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

The components of net income per share are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders	$126,959	$11,001	$14,678
Weighted average common shares outstanding used in computing basic income per share	30,866	29,195	28,595
Incremental options and RSUs	2,570	1,752	1,634
Weighted average common shares used in computing diluted net income per share	33,436	30,947	30,229
Net income per share
Basic	$4.11	$0.38	$0.51
Diluted	$3.80	$0.36	$0.49

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase 0.9 million and 0.9 million common equivalent shares for the periods ended December 31, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

(n)          Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2017:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2016	$(1,591)	$(688)	$(2,279)
Other comprehensive income and pension reclassification	4,347	108	4,455
Balance at December 31, 2017	$2,756	$(580)	$2,176

(o)         Recent Accounting Guidance

Accounting Standards or Updates Recently Adopted

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

The Company prospectively adopted the provisions of ASU No. 2016-09 relating to the accounting for excess tax benefits. Axcelis had tax deductions in excess of recognized compensation cost of $29.5 million for the year ended December 31, 2017 which resulted in a tax benefit of $10.3 million.

The Company retrospectively adopted the provisions of ASU 2016-09 related to the presentation of employee taxes. These provide that when an employer withholds shares for taxes on vesting of equity compensation, the value withheld is presented as a financing activity on the statement of cash flows. This resulted in a $1.2 million, eleven thousand and an eight thousand dollar reduction in net cash provided by financing activities for the years ended December 31, 2017, 2016 and 2015, respectively. Prior to adoption, these amounts were reflected within cash flows from operating activities.

The Company has also elected to continue to estimate a forfeiture rate associated with our stock-based awards and related expense.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 203): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. On January 1, 2017, the Company early adopted this ASU retrospectively, resulting in $6.9 million of restricted cash being included in the beginning balances of cash, cash equivalents and restricted cash balances on the statement of cash flows for the periods presented. Please see Note 3 for additional information.

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which further clarifies performance obligations in a contract with a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers” (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides a more narrow interpretation of ASU No. 2014-09. In July, 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies the transition periods related to public and private business entities.  These ASUs (collectively referred to as “Topic 606”) are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.

The Company has substantially completed the implementation of Topic 606 and has identified the necessary changes to its policies, processes, systems, and controls.

The Company will adopt Topic 606, effective January 1, 2018, using the modified retrospective approach. The cumulative effect of adopting Topic 606 will be a $1.6 million increase to retained earnings on January 1, 2018. We have completed our assessment of the effect of adoption. Based on our assessment, under ASC 606 we will no longer value any installation performance obligation as the greater of the standalone selling price or retention, but rather only value installation at the standalone selling price.

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” In July, 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies the transition periods related to public and private business entities.  The ASU requires lessees to recognize the rights and obligations created by most leases as assets and liabilities on their balance sheet and continue to recognize expenses on their income statement over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on the consolidated financial statements and disclosures.

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

Note 3. Cash, cash equivalents and restricted cash

	December 31,
	2017	2016
	(dollars in thousands)
Cash and cash equivalents	$133,407	$70,791
Short-term and long-term restricted cash	7,473	6,864
Total cash, cash equivalents and restricted cash	$140,880	$77,655

As of December 31, 2017, the Company had $7.5 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the sale leaseback transaction, a $0.8 million letter of credit relating to workers’ compensation insurance, a $0.7 million letter of credit associated with a bank guarantee and a $0.1 million deposit relating to customs activity.

Note 4. Accounts Receivable, net

The components of accounts receivable are as follows:

	December 31,
	2017	2016
	(in thousands)
Trade receivables	$75,302	$50,650
Allowance for doubtful accounts	—	(77)
Trade receivables, net	$75,302	$50,573

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

Note 5. Inventories, net

The components of inventories are as follows:

	December 31,
	2017	2016
	(in thousands)
Raw materials	$82,313	$80,503
Work in process	31,651	14,117
Finished goods (completed systems)	6,580	19,233
Inventories, net	$120,544	$113,853

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2017, the Company recorded a net increase of $5.3  million in inventory reserves, which includes $6.2 million of write-down of excess inventory related to Legacy products. As of December 31, 2017 and 2016, inventories are stated net of inventory reserves of $14.2 million and $8.8 million respectively.

During each of the years ended 2017, 2016 and 2015, the Company recorded charges to cost of sales of $8.1 million, $0.8 million and $0.5 million to reflect the lower of cost or net realizable value.

The Company has inventory on consignment at customer locations as of December 31, 2017 and 2016, of $3.6 million and $3.4 million, respectively.

Note 6. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2017	2016
	(in thousands)
Land and buildings	$76,260	$75,792
Machinery and equipment	11,477	9,472
Construction in process	6,982	1,704
Total cost	94,719	86,968
Accumulated depreciation	(58,551)	(56,128)
Property, plant and equipment, net	$36,168	$30,840

Depreciation expense was $2.2 million, $1.8 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7. Assets Manufactured for Internal Use, net

The components of assets manufactured for internal use, included in amounts reported as other assets, are as follows:

	December 31,
	2017	2016
	(in thousands)
Internal use assets	$40,366	$42,776
Construction in process	301	1,745
Total cost	40,667	44,521
Accumulated depreciation	(20,035)	(22,838)
Assets manufactured for internal use, net	$20,632	$21,683

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $2.8 million, $2.4 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The changes in the Company’s product warranty liability are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at January 1 (beginning of year)	$2,666	$3,555	$1,526
Warranties issued during the period	5,671	3,125	4,305
Settlements made during the period	(2,603)	(4,249)	(2,672)
Changes in estimate of liability for pre-existing warranties during the period	(1,232)	235	396
Balance at December 31 (end of period)	$4,502	$2,666	$3,555

Amount classified as current	$4,112	$2,426	$3,363
Amount classified as long-term	390	240	192
Total warranty liability	$4,502	$2,666	$3,555

Note 9. Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility for the purchase price of $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company recorded a financing obligation of $47.7 million as of December 31, 2017. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The

Company posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. In October 2015, this letter of credit was cash collateralized.

Note 10. Employee Benefit Plans

(a)          Defined Contribution Plan

The Company maintains the Axcelis Long-Term Investment Plan, a defined contribution plan. All regular employees are eligible to participate and may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2015, the Company implemented a matching contribution of up to one thousand U.S. dollars on a dollar-for-dollar basis on contributions by eligible participants. In 2016, the Company increased the matching contribution to a maximum of $1,200, on the basis of one dollar matched for each two dollars contributed by eligible participants. In 2017, the Company increased the matching contribution to 50% of employees’ pre-tax contributions on the first 6% of eligible compensation contributed to the plan. Total related expense was $0.5 million, $0.4 million and $0.4 million, for 2017, 2016 and 2015, respectively.

(b)          Other Compensation Plans

The Company operates in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

The Company has recorded an unfunded liability of $4.6 million and $4.0 million at December 31, 2017 and 2016, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2017	2016
	(in thousands)
Current:
Accrued compensation	$967	$902
Total current liabilities	$967	$902
Long-term:
Other long-term liabilities	3,583	3,057
Total liabilities	$4,550	$3,959

The expense recorded in connection with these plans was $1.0 million, $0.8 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Note 11. Stock Award Plans and Stock Based Compensation

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

The 2012 Equity Plan, as amended, reserves 6.5 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. In accordance with the terms of the 2012 Equity Plan, this reserves shares that were not issued under an award (because such award expires, is terminated unexercised or is forfeited) that was outstanding under the 2000 Stock Plan as of the May 2, 2012.

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

Restricted stock units granted to employees during 2017 had both time-based vesting provisions and performance-based vesting provisions. Generally, unvested restricted stock unit awards expire upon termination of service to the Company. The Company settles restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period ended December 31, 2017.

As of December 31, 2017, there were 1.3 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

As of December 31, 2017, there were 2.6 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and 0.6 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the Purchase Plan was approximately $0.1 million for each of the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, there were a total of 0.3 million shares reserved for issuance and available for purchase under the Purchase Plan. Less than 0.1 million shares were purchased under the Purchase Plan in each of the years ended December 31, 2017, 2016 and 2015. The Purchase Plan will expire in June 2020, unless re-approved by the stockholders.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, the Company uses the Black‑Scholes option pricing model to calculate the grant‑date fair value of an award. The fair values of options granted were calculated using the following estimated weighted‑average assumptions:

	Year ended December 31,
	2017	2016	2015
Weighted-average expected volatility	N/A	49.3% — 56.7%	56.2% — 64.7%
Weighted-average expected term	N/A	4.7 years	4.6 — 4.7 years
Risk-free interest rate	N/A	1.1% — 2.0%	1.3% — 1.6%
Expected dividend yield	N/A	0%	0%

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

The amount of stock‑based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock‑based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock‑based awards, including executive officer awards, for the years ended December 31, 2017, 2016 and 2015.

For the year ended December 31, 2017, the Company recognized stock-based compensation expense of $5.7 million. Stock-based compensation expense was $5.2 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively. The Company presents the expenses related to stock-based compensation in the same expense line items as cash compensation paid to its employees. For the year ended December 31, 2017, the Company used restricted stock units in its annual equity compensation program. For the year ended December 31, 2016, the Company primarily used restricted stock units in its annual equity compensation program. For the year ended December 31, 2015, the Company primarily used stock options in its annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Axcelis had tax deductions in excess of recognized compensation cost of $29.5 million for the year ended December 31, 2017 which resulted in a tax benefit of $10.3 million. Because the Company did not recognize the benefit of tax deductions in excess of recognized compensation cost due to its cumulative net operating loss position, this had no impact on the Company’s consolidated statement of cash flows as of and for the years ended December 31, 2017, 2016 and 2015.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2016	4,951	$7.29
Granted	—	—
Exercised	(2,358)	6.58
Canceled	(15)	10.24
Expired	(2)	21.32
Outstanding at December 31, 2017	2,576	$7.91	3.21	$53,571
Exercisable at December 31, 2017	2,008	$7.16	2.92	$43,236
Options Vested or Expected to Vest at December 31, 2017(1)	2,555	$7.88	3.25	$53,189

(1)   In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2017, 2016 and 2015 was $39.7 million, $2.5 million and $5.3 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $3.9 million and $5.4 million respectively. The weighted average grant-date fair value of options granted for the years ended December 31, 2016 and 2015 was $5.75 and $5.05, respectively. As of December 31, 2017, there was $2.3 million of total forfeiture‑adjusted unrecognized compensation cost related to non‑vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted‑average period of 1.4 years.

(f)          Restricted Stock and Restricted Stock Units

Restricted stock units (“RSUs”) represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the RSU Award Agreement in either the 2012 Equity Incentive Plan. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives. RSU awards granted in 2017 included time vested share awards and awards with performance vesting conditions. No restricted stock awards were granted, or vested, during the years ended December 31, 2017, 2016 and 2015.  The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period.

Changes in the Company’s non‑vested restricted stock units for the year ended December 31, 2017 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2016	548	$9.85
Granted	320	20.72
Vested	(196)	11.32
Forfeited	(55)	10.36
Outstanding at December 31, 2017	617	$14.93

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2017, 2016 and 2015 was $20.72,  $9.73 and $12.12, respectively. Some restricted stock units provide for net share settlement to offset the personal income tax obligations of the employee’s restricted stock unit vesting. Vesting activity above reflects shares vested before net share settlement.

Note 12. Stockholders’ Equity

The Company may issue up to 75 million shares of common stock without additional shareholder approval. As of December 31, 2017 and 2016, there were 32.0 million and 29.5 million outstanding shares of common stock.

Note 13. Fair Value Measurements

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

(b)          Assets and Liabilities Measured at Fair Value

The Company’s money market funds and short-term investments are included in cash and cash equivalents in the consolidated balance sheets, and are considered a level 1 investment as they are valued at quoted market prices in active markets.

The following table sets forth Company’s assets and liabilities which are measured at fair value by level within the fair value hierarchy.

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$116,433	$—	$—	$116,433

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$54,170	$—	$—	$54,170

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current and non‑current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short‑term maturities.

Note 14. Commitments and Contingencies

(a)          Lease Commitments

The Company leases manufacturing and office facilities and certain equipment under operating leases that expire through 2037. Rental expense was $3.9 million, $3.8 million and $3.8 million under operating leases for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease commitments on non‑cancelable operating leases for the year ended December 31, 2017 are as follows:

Operating
Leases
(in thousands)
2018	$2,915
2019	1,836
2020	894
2021	420
2022	202
Thereafter	39
$6,306

(b)          Sale Leaseback Financing Obligation

In addition to the lease commitments as described above, the Company entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with this lease obligation as of December 31, 2017:

Lease
Obligation
(in thousands)
2018	$5,471
2019	5,594
2020	5,719
2021	5,848
2022	5,980
Thereafter	92,020
Total lease payments	$120,632
Less interest portion	(72,918)
Sale leaseback obligation	$47,714

(c)          Purchase Commitments

The Company has non‑cancelable contracts and purchase orders for inventory of $83.5 million at December 31, 2017.

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

Revenue by product lines is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Ion implantation systems and services	$391,051	$248,885	$282,624
Other systems and services	19,510	18,095	18,871
Total revenue	$410,561	$266,980	$301,495

Revenue and long‑lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets
	(in thousands)
2017
United States	$313,916	$56,089
Europe	26,936	—
Asia Pacific	69,709	707
	$410,561	$56,796
2016
United States	$191,261	$52,006
Europe	25,436	—
Asia Pacific	50,283	517
	$266,980	$52,523
2015
United States	$226,890	$41,729
Europe	24,209	—
Asia Pacific	50,396	334
	$301,495	$42,063

Long‑lived assets consist of property, plant and equipment, net, and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $348.5 million (84.9% of total revenue), $213.8 million (80.0% of total revenue) and $256.5 million (85.1% of total revenue) in 2017, 2016 and 2015, respectively.

Note 16. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$40,752	$8,880	$12,708
Foreign	3,079	2,144	2,497
Income before income taxes	$43,831	$11,024	$15,205

Provision for income taxes is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current:
United States
Federal	$430	$—	$—
State	32	49	(33)
Foreign	230	(217)	374
Total current	692	(168)	341
Deferred:
Federal	(82,048)	—	—
State	(1,698)	—	—
Foreign	(74)	191	186
Total deferred	(83,820)	191	186
Income tax provision	$(83,128)	$23	$527

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Income tax benefit at the United States statutory rate	$15,341	$3,859	$5,322
State income taxes	203	32	(22)
Unrecognized tax benefits	(285)	(615)	(174)
Effect of change in valuation allowance	(115,831)	(7,765)	(5,676)
Foreign income tax rate differentials	(312)	233	600
Unremitted earnings of foreign subsidiaries	(8,933)	305	(102)
Stock options	(10,342)	264	379
Credit expirations	—	3,565	—
Repatriation of foreign earnings	4,556	—	—
Recognition of equity NOL's	(1,165)	—	—
Rate change	42,531	—	—
Credit generation	(8,778)	—	—
Discrete items, net	31	—	(540)
Other, net	(144)	145	740
Income tax provision	$(83,128)	$23	$527

Significant components of long‑term deferred income taxes are as follows:

	Year ended December 31,
	2017	2016

Federal net operating loss carryforwards	$56,646	$98,007
State net operating loss carryforwards	1,586	1,546
Foreign net operating loss carryforwards	758	673
Federal tax credit carryforwards	14,312	12,778
State tax credit carryforwards	6,908	2,566
Unremitted earnings of foreign subsidiaries	(21)	(8,913)
Intangible assets	116	229
Property, plant and equipment	5,838	9,774
Accrued compensation	45	97
Inventories	3,798	5,230
Stock compensation	2,351	6,687
Warranty	980	930
Deferred revenue	187	—
Other	(3,220)	(5,578)
Deferred taxes, gross	90,284	124,026
Valuation allowance	(7,136)	(122,966)
Deferred taxes, net	$83,148	$1,060

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law and has resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical un-repatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. As of December 31, 2017, we have accrued income tax liabilities of $0.4 million under the Transition Toll Tax after utilization of foreign tax credits and research and development credits. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates. The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The 2017 Tax Act includes a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income. These changes are effective beginning in 2018.

At December 31, 2017, the Company had $90.3 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. Management has considered the weight of all available evidence in determining whether a valuation allowance remains to be required against its deferred tax assets at December 31, 2017. After consideration of both positive and negative evidence, management has concluded that it is more likely than not that a substantial portion of its deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence to be considered is the volatile semiconductor industry that the Company operates in. The Company has continued to maintain a $7.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. If future operating results of the U.S. or these foreign jurisdictions significantly exceed expectations it is reasonably possible that there could be a further reduction in the valuation allowance in the future. Further reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

At December 31, 2017, the Company has federal and state net operating loss carryforwards of $298.9 million and foreign net operating loss carryforwards of $2.9 million expiring principally between 2018 and 2034.

The Company has research and development and other tax credit carryforwards of $21.2 million at December 31, 2017 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2017 and 2037.

It is Company policy to provide taxes for the total anticipated tax impact of the undistributed earnings of our wholly-owned foreign subsidiaries, as such earnings are not expected to be reinvested indefinitely. The Company anticipates that certain state taxes resulting from remitting such earnings will be offset by net operating loss or credit carryforwards to the extent available. In addition, the Company does not anticipate incurring a foreign withholding tax on remitting such earnings since it does not intend to remit the earnings as dividends.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2011. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

At December 31, 2017, the Company had unrecognized tax benefits related to uncertain tax positions of approximately $9.1 million, of which approximately $8.0 million reduced the Company’s deferred tax assets and the offsetting valuation allowance and $1.1 million was recorded in other long-term liabilities. During the first quarter of 2017, the statute of limitations associated with two tax positions previously taken by the Company expired. The related tax reserve of $0.3 million and accrued interest of $0.2 million that had been recorded were reversed during the twelve months ended December 31, 2017. The Company recognized a benefit of $0.1 million in interest and penalties related to unrecognized tax benefits for the year-ended December 31, 2017.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	2017	2016	2015
	(in thousands)
Balance at beginning of year	$6,844	$7,671	$7,960
Increase in unrecognized tax benefits as a result of tax positions taken during a prior period	81	76	(78)
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	—	(211)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	(511)	(903)	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	2,691	—	—
Balance at end of year	$9,105	$6,844	$7,671

Recorded as other long-term liability	$1,109	$1,462	$2,142
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	7,996	5,382	5,529
Balance at end of year	$9,105	$6,844	$7,671

Note 17. Quarterly Results of Operations (unaudited)

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2017(1)	2017	2017	2017	2016	2016	2016	2016
	(in thousands, except per share data)
Revenue	$116,396	$104,482	$102,790	$86,893	$69,358	$65,650	$64,451	$67,521
Gross profit	36,720	39,751	39,062	34,714	26,947	24,104	25,131	23,415
Net income	91,680	11,841	13,932	9,506	3,965	2,151	2,937	1,948
Net income per basic share	$2.88	$0.38	$0.46	$0.32	$0.13	$0.07	$0.10	$0.07
Net income per diluted share	$2.68	$0.35	$0.42	$0.29	$0.13	$0.07	$0.10	$0.06

(1)	Gross profit includes $6.2 million charge to inventory reserves. Net income also includes an $81.6 million tax benefit relating to the reversal of a valuation allowance on deferred tax assets.

Exhibit Index

Exhibit No.	Description
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

3.1	Restated Certificate of Incorporation of the registrant, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8‑K filed with the Commission on May 19, 2014.

10.1*

Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10‑K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.2*	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through February 13, 2018. Filed herewith.

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

10.6*

Form of Change in Control Agreement, as amended, as approved by the Compensation Committee of the Board of Directors on November 11, 2016, between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended December 31, 2016 filed with the Commission on March 14, 2017.

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

10.12*	Named Executive Officer Base Compensation at March 14, 2018. Filed herewith.

10.13*	Non‑Employee Director Cash Compensation at March 14, 2018. Filed herewith.

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

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10‑K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a‑14(a)/15d‑14(a) (Section 302 of the Sarbanes‑Oxley Act), dated March 14, 2018. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a‑14(a)/15d‑14(a) (Section 302 of the Sarbanes‑Oxley Act), dated March 14, 2018. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes‑Oxley Act), dated March 14, 2018. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes‑Oxley Act), dated March 14, 2018. Filed herewith.

101

The following materials from the Company’s Form 10‑K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Mary G. Puma
Mary G. Puma,
President and Chief Executive Officer
Dated: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mary G. Puma	Director and Principal Executive Officer	March 14, 2018
Mary G. Puma

/s/ Kevin J. Brewer	Principal Accounting and Financial Officer	March 14, 2018
Kevin J. Brewer

/s/ Richard J. Faubert	Director	March 14, 2018
Richard J. Faubert

/s/ R. John Fletcher	Director	March 14, 2018
R. John Fletcher

/s/ Arthur L. George, Jr.	Director	March 14, 2018
Arthur L. George Jr.

/s/ Joseph P. Keithley	Director	March 14, 2018
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	March 14, 2018
John T. Kurtzweil

/s/ Patrick H. Nettles	Director	March 14, 2018
Patrick H. Nettles

/s/ Thomas St. Dennis	Director	March 14, 2018
Thomas St. Dennis

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Period	Expenses	Deductions	Other(*)	Period
Year ended December 31, 2017
Allowance for doubtful accounts and returns(**)	$77	$—	$(77)	$—	$—
Reserve for excess and obsolete inventory(***)	8,897	8,135	(2,820)	—	14,212
Year ended December 31, 2016
Allowance for doubtful accounts and returns(**)	$—	$106	$(29)	$—	$77
Reserve for excess and obsolete inventory(***)	10,465	1,051	(2,619)	—	8,897
Year ended December 31, 2015
Allowance for doubtful accounts and returns(**)	$390	$—	$(390)	$—	$—
Reserve for excess and obsolete inventory(***)	23,642	1,721	(14,898)	—	10,465

(*)     Represents foreign currency translation adjustments.

(**)   Deductions include the write-off of accounts receivable.

(***) Deductions include the disposal and sale of fully reserved inventory