Form 10-Q
period 2018-03-31
AXCELIS TECHNOLOGIES INC
filed 2018-05-04
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018 there were 32,145,565 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Revenue:
Product	$116,022	$81,978
Services	6,163	4,915
Total revenue	122,185	86,893
Cost of revenue:
Product	68,374	46,797
Services	6,655	5,382
Total cost of revenue	75,029	52,179
Gross profit	47,156	34,714
Operating expenses:
Research and development	12,233	9,895
Sales and marketing	8,411	7,049
General and administrative	8,010	7,057
Total operating expenses	28,654	24,001
Income from operations	18,502	10,713
Other (expense) income:
Interest income	410	69
Interest expense	(1,337)	(1,111)
Other, net	(102)	(154)
Total other expense	(1,029)	(1,196)
Income before income taxes	17,473	9,517
Income tax provision	3,558	11
Net income	$13,915	$9,506
Net income per share:
Basic	$0.43	$0.32
Diluted	$0.41	$0.29
Shares used in computing net income per share:
Basic weighted average common shares	32,094	29,772
Diluted weighted average common shares	34,123	32,255

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net income	$13,915	$9,506
Other comprehensive income:
Foreign currency translation adjustments	1,021	1,915
Amortization of actuarial loss and other adjustments from pension plan	30	28
Total other comprehensive income	1,051	1,943
Comprehensive income	$14,966	$11,449

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$140,957	$133,407
Short-term restricted cash	770	750
Accounts receivable, net	75,588	75,302
Inventories, net	135,005	120,544
Prepaid expenses and other current assets	9,277	9,772
Total current assets	361,597	339,775
Property, plant and equipment, net	36,203	36,168
Long-term restricted cash	6,744	6,723
Deferred income taxes	80,697	83,148
Other assets	19,903	22,404
Total assets	$505,144	$488,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,438	$32,642
Accrued compensation	7,685	20,955
Warranty	4,583	4,112
Income taxes	389	273
Deferred revenue	15,507	16,181
Other current liabilities	5,482	5,124
Total current liabilities	77,084	79,287
Sale leaseback obligation	47,724	47,714
Long-term deferred revenue	3,015	1,964
Other long-term liabilities	5,794	5,643
Total liabilities	133,617	134,608
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,142 shares issued and outstanding at March 31, 2018; 32,048 shares issued and outstanding at December 31, 2017	32	32
Additional paid-in capital	557,498	556,147
Accumulated deficit	(189,230)	(204,745)
Accumulated other comprehensive income	3,227	2,176
Total stockholders’ equity	371,527	353,610
Total liabilities and stockholders’ equity	$505,144	$488,218

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$13,915	$9,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,448	1,177
Deferred taxes	2,451	(22)
Stock-based compensation expense	1,132	1,075
Provision for excess and obsolete inventory	485	578
Changes in operating assets & liabilities:
Accounts receivable	16	(16,178)
Inventories	(11,462)	(844)
Prepaid expenses and other current assets	592	(2,347)
Accounts payable and other current liabilities	(1,836)	3,049
Deferred revenue	1,963	2,085
Income taxes	113	2
Other assets and liabilities	(317)	(749)
Net cash provided by (used in) operating activities	8,500	(2,668)

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(723)	(1,116)
Net cash used in investing activities	(723)	(1,116)

Cash flows from financing activities
Net settlement on restricted stock grants	(226)	(286)
Proceeds from exercise of stock options	446	2,531
Net cash provided by financing activities	220	2,245

Effect of exchange rate changes on cash and cash equivalents	(406)	105
Net increase (decrease) in cash, cash equivalents and restricted cash	7,591	(1,434)

Cash, cash equivalents and restricted cash at beginning of period	140,880	77,655
Cash, cash equivalents and restricted cash at end of period	$148,471	$76,221

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

The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2.  Stock-Based Compensation

The Company maintains the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units and performance awards to selected employees, directors and consultants of the Company. The Company’s 2000 Stock Plan (the “2000 Stock Plan”) expired on May 1, 2012 and no new grants may be made under that plan after that date.  However, unexpired awards granted under the 2000 Stock Plan remain outstanding and subject to the terms of the 2000 Stock Plan. The Company also maintains the Axcelis Technologies, Inc. Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan and the ESPP are more fully described in Note 11 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $1.1 million for each of the three month periods ended March 31, 2018 and 2017 related to restricted stock units and non-qualified stock options.

In the three month periods ended March 31, 2018 and 2017, the Company issued 0.1 million and 0.5 million shares of common stock, respectively, in relation to stock option exercises and vesting of restricted stock units. In the three month periods ended March 31, 2018 and 2017, the Company received proceeds of $0.4 million and $2.5 million, respectively, in connection with the exercise of stock options.

Note 3.  Revenue

We design, manufacture and service ion implantation and other processing equipment used in the fabrication of semiconductor chips and sell our products to leading semiconductor chip manufacturers worldwide. We offer a complete line of high energy, high current and medium current implanters (“Systems”) for all application requirements. In addition, we provide extensive aftermarket lifecycle products and services (“Aftermarket”), including used tools, spare parts, equipment upgrades, maintenance service and customer training.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers or (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. See Footnote 14 regarding the impact of the adoption of ASC 606 on our financial statements. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Our Systems sales consist of multiple performance obligations, including the system itself and obligations that are not delivered simultaneously with the system. These undelivered obligations might include a combination of installation services, extended warranty and support and spare parts, all of which are generally covered by a single sales price.

Our aftermarket business includes both products and services type arrangements. Performance obligations in these contracts consist of used tools, spare parts, equipment upgrades, maintenance services and customer training.

Customers who purchase new systems are provided an assurance-type warranty for one year after acceptance of the tool. For Aftermarket transactions, we provide customers an assurance-type warranty for 90 days. Customers can choose to purchase extended warranty terms with enhanced support similar to a service-type warranty ranging from one to three years. In accordance with ASC 606, assurance-type warranties are not considered a performance obligation, whereas service-type warranties are.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. In applying this guidance, Companies must also consider whether any significant financing components exist.

The transaction price for all transactions is based on the price reflected in the individual customers purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of our transactions.

For those transactions where all performance obligations will be satisfied within one year or less, the Company is applying the practical expedient outlined in ASC 606-10-32-18. This practical expedient allows the Company not to adjust promised consideration for the effects of a significant financing component if the Company expects at contract inception the period between when the Company transfers the promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those transactions that are expected to be completed after one year, the Company has assessed that there are no significant financing components because any difference between the promised consideration and the cash selling price of the good or service is for reasons other than the provision of financing.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation.

Where required, the Company determines standalone selling price (SSP) for each obligation based on consideration of both market and Company specific factors, including the selling price and profit margin for similar products, the cost to produce, and the anticipated margin

For those contracts that contain multiple performance obligations (primarily systems sales, as well as some aftermarket contracts requiring both time and material inputs), the company must determine SSP. The Company used a cost plus margin approach in determining the SSP for any materials related performance obligations (such as upgrades, spare parts, systems). To determine the SSP for labor related performance obligations (such as the labor component of installation), the Company used directly observable inputs based on the standalone sale prices for these services.

5)	Recognize revenue when or as the Company satisfied a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, settle liabilities, and holding or selling the asset.  For over time recognition, ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

The Company has the right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (i.e. certain aftermarket contracts), as such the Company has elected a practical expedient to recognize revenue in the amount to which the entity has a right to invoice for such services.

Product related revenues (whether for systems or aftermarket business) are recognized at a point in time, when they are shipped or delivered, depending on shipping terms.

For installation services, revenue is recognized at a point in time, once the installation of the tool is complete. The nature of the installation services are such that the customer does not simultaneously receive and consume the benefits provided by the entity’s performance, nor does performance of installation services create or enhance an asset that the customer controls. Installation services do not create an asset with an alternative use to the entity, and the entity does not have an enforceable right to payment for performance completed to date.

Service-type warranties for any product are recognized over time, as these represent a stand ready obligation to service the product during the warranty period. Progress in the satisfaction of these performance obligations will be measured using an input method of time elapsed.

Maintenance and service contracts are recognized over time.  Progress in the satisfaction of these performance obligations will be measured using an input method of either time elapsed in the case of fixed period contracts, or labor hours expended, in the case of project based contracts.

Cost to Obtain and Fulfill a Contract with a Customer

The Company recognizes an asset related to incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The Company will recognize an asset from costs incurred to fulfill a contract only if such costs relate directly to a contract that the entity can specifically identify, the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Any assets recognized related to costs to obtain or fulfill a contract are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

In substantially all of our business transactions, we incur incremental costs to obtain contracts with customers, in the form of sales commissions. We maintain a commission program which awards our employees for System sales, aftermarket activity and other individual goals. Under ASC 606, an asset shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. However, ASC 606 provides a practical expedient to allow for the recognition of commission expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Based on the nature of the Company’s commission agreements, all commissions are expensed as incurred based upon the expectation that the amortization period would be one year or less.

Revenue Categories used by Management

Our business operates in the following fundamental disciplines: Systems and Aftermarket.

Revenue by categories used by management are as follows:

	Three months ended
	March 31,
	2018*	2017
	(in thousands)
Systems	$85,475	$55,249
Aftermarket	36,710	31,644
	$122,185	$86,893

*The impact upon adoption of ASC 606 was an increase to Systems revenue of $1.0 million.

The increase in revenue in the three months ended March 31, 2018, in comparison to the three months ended March 31, 2017, is attributable to an increase in sales of our Purion products.

Economic factors affecting our revenue

Global economic conditions have a direct impact on our revenue. We are substantially dependent on sales of our products and services to customers outside the United States. Adverse economic conditions such as political and economic instability, potential adverse tax consequences and volatility in exchange rates pose a risk that our clients may reduce, postpone or cancel spending for our products and services, which would impact our revenue.

Revenue by geographic markets is determined based upon the location of where our products are shipped and our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended
	March 31,
	2018*	2017
	(in thousands)
North America	$10,523	$6,997
Asia	97,689	63,245
Europe	13,973	16,651
	$122,185	$86,893

*The impact upon adoption of ASC 606 was an increase in revenue to Asia of $1.5 million and decreases of $0.3 million and $0.2 million to North America and Europe, respectively.

Contract assets and liabilities

Contract assets and contract liabilities are as follows:

	March 31,	December 31,	March 31,
	2018	2017	2017
	(in thousands)
Contract assets	$—	$—	$—

Contract liabilities	$18,522	$18,145	$13,121

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$6,342	$9,105	$5,277
Performance obligations satisfied in previous periods	$—	$—	$—

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. The change in contract liabilities of $5.0 million from March 31, 2017 to December 31, 2017 is primarily due to the increase of deferrals relating to the sale of new systems.

System transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

As of March 31, 2018, the Company had deferred revenue of $18.5 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied.  Short-term deferred revenue of $15.5 million represents performance obligations that will be satisfied within the next 12 months. This amount relates primarily to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $3.0 million relates primarily to unsatisfied extended warranty performance obligations that expected to be provided within the next 24 months.

Note 4.  Computation of Net Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted‑average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased by the number of additional common shares that would have been outstanding if the potentially dilutive common shares issuable for stock options and restricted stock units had been issued, calculated using the treasury stock method.

The components of net earnings per share are as follows:

	Three months ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net income available to common stockholders	$13,915	$9,506
Weighted average common shares outstanding used in computing basic income per share	32,094	29,772
Incremental options and RSUs	2,029	2,483
Weighted average common shares used in computing diluted net income per share	34,123	32,255
Net income per share
Basic	$0.43	$0.32
Diluted	$0.41	$0.29

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase ten thousand and one hundred thousand common equivalent shares for the three month periods ended March 31, 2018 and 2017,  respectively, as their effect would have been anti-dilutive.

Note 5.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the three months ended March 31, 2018:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2017	$2,756	$(580)	$2,176
Other comprehensive income and pension reclassification	1,021	30	1,051
Balance at March 31, 2018	$3,777	$(550)	$3,227

Note 6. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the amounts shown in the statement of cash flows.

	March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$140,957	$69,429
Short-term and long-term restricted cash	7,514	6,792
Total cash, cash equivalents and restricted cash	$148,471	$76,221

The restricted cash balance of $7.5 million as of March 31, 2018 which relates to (i) $5.9 million letter of credit associated with a security deposit for the lease of our corporate headquarters in Beverly, Massachusetts, (ii) $0.8 million letter of credit relating to workers’ compensation insurance, (iii) $0.7 million bank guarantee on a customer prepayment and (iv) $0.1 million deposit relating to customs activity. The restricted cash balance of $6.8 million as of March 31, 2017 includes the same items except for the bank guarantee.

Note 7.  Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Raw materials	$88,009	$82,313
Work in process	33,696	31,651
Finished goods (completed systems)	13,300	6,580
Inventories, net	$135,005	$120,544

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.

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

The changes in the Company’s standard product warranty liability are as follows:

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Balance at January 1 (beginning of year)	$4,502	$2,666
Warranties issued during the period	1,540	1,166
Settlements made during the period	(1,334)	(454)
Changes in estimate of liability for pre-existing warranties during the period	260	(254)
Balance at March 31 (end of period)	$4,968	$3,124

Amount classified as current	$4,583	$2,748
Amount classified as long-term	385	376
Total warranty liability	$4,968	$3,124

Note 9.  Fair Value Measurements

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

(b)  Fair Value Measurements

The Company’s money market funds and short-term investments are included in cash and cash equivalents in the consolidated balance sheets and are considered a level 1 investment as they are valued at quoted market prices in active markets.

The following table sets forth the Company’s assets by level within the fair value hierarchy:

	March 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$124,987	$—	$—	$124,987

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$116,433	$—	$—	$116,433

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility in Beverly Massachusetts for $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.7 million as of March 31, 2018. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and the associated cash posted as collateral is included in long-term restricted cash.

Note 11.  Income Taxes

During the three months ended March 31, 2018 and 2017, we recorded an income tax provision of $3.6 million and $11 thousand, respectively. The change in the income tax provision for the current quarter compared to the prior year was primarily due to the release of a  significant portion of our valuation allowance in the fourth quarter of 2017. Prior to the release of the valuation allowance, the Company reported in its consolidated statements of operations only the amount of taxes actually payable. Subsequent to the release of the valuation allowance, tax expense also reflects the tax liability that would be payable without consideration of the usage of any net operating loss carryforwards. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2017, the Company had $90.3 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income tax liabilities in future years.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into law, which significantly changed existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal statutory tax rate and adopting a territorial tax system. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The TCJA also includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a base erosion anti-abuse tax ("BEAT") measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company considered the available guidance and has incorporated the relevant provisions of GILTI into the income tax provision and concluded that the provisions of BEAT do not apply to the Company at this time.

In accordance with Staff Accounting Bulletin (“SAB”) 118, the Company disclosed in its 2017 Annual Report on Form 10-K that it is able to determine a reasonable estimate for certain effects of tax reform and has recorded that estimate as a provisional amount. The Company intends to use the one-year measurement period to update the provisional amount recorded as it finalizes its analysis relating to certain matters, such as developing interpretations of provisions to the TCJA, changes to certain estimates and amounts related to the Earning and Profits of certain subsidiaries and the filing of tax returns. Also, Treasury regulations, administrative interpretations, or court decisions interpreting the TCJA may require further adjustments and changes to the provisional amounts. As of the first quarter 2018, the Company has not made any changes to its estimate for the transition tax liability.

Note 12.  Concentration of Risk

For the three months ended March 31, 2018, two customers accounted for 25.9% and 15.4% of total revenue, respectively. For the three months ended March 31, 2017, four customers accounted for 19.2%, 16.6%, 16.4% and 16.3% of total revenue, respectively.

At March 31, 2018, three customers accounted for 18.1%, 17.3% and 11.1% of accounts receivable, respectively. At December 31, 2017, three customers accounted for 19.8%, 11.8% and 10.6% of accounts receivable, respectively.

Note 13.  Contingencies

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

Note 14.  Recent Accounting Guidance

Accounting Standards or Updates Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, “Revenue from

Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which further clarifies performance obligations in a contract with a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers” (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides a more narrow interpretation of ASU No. 2014-09. In July 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarify the transition periods related to public and private business entities.  These ASUs (collectively referred to as “Topic 606”) are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.

Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. In our adoption, ASC 606 was applied only to open contracts using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018 was as follows (in thousands):

Consolidated Statement of Operations	As Reported March 31, 2018	ASC 606 Adjustments	Pro Forma Under ASC 605
Revenue:
Product	$116,022	$(1,006)	$115,016
Total revenue	122,185	(1,006)	121,179
Gross profit	47,156	(1,006)	46,150
Income from operations	18,502	(1,006)	17,496
Income before income taxes	17,473	(1,006)	16,467
Income tax provision	3,558	(232)	3,326
Net income	$13,915	$(774)	$13,141
Net income per share:
Basic	$0.43	$(0.02)	$0.41
Diluted	$0.41	$(0.02)	$0.39

Consolidated Balance Sheet	As Reported March 31, 2018	ASC 606 Adjustments	Pro Forma Under ASC 605
Deferred income taxes	$80,697	$232	$80,929
Total assets	$505,144	$232	$505,376

Deferred revenue	$18,522	$2,606	$21,128
Total current liabilities	77,084	2,606	79,690
Total liabilities	133,617	2,606	136,223
Accumulated deficit	(189,230)	(2,374)	(191,604)
Total stockholders' equity	371,527	(2,374)	369,153
Total liabilities and stockholders' equity	$505,144	$232	$505,376

The impact of the adoption of ASC 606 on consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2018 was not material.

Upon adoption of ASC 606, we changed our accounting policy for the installation performance obligation included in all system sales. Previously under ASC 605, the Company deferred revenue for the greater of the fair value of the installation or the portion of contract consideration for which collection was contingent upon installation completion (the “retention”). The concept of contingent consideration is no longer relevant under ASC 606 and therefore we will only defer the portion of the transaction price allocated to the installation performance obligation. As a result of this change, we recorded a cumulative effect adjustment to increase retained earnings and decrease deferred revenue on January 1, 2018 by $1.6 million. Upon the adoption, all new contracts will be accounted for under ASC 606. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in Note 3.

In August 2016, the FASB issued ASU No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments.” The ASU is intended to add or clarify guidance on the classification relating to specific cash flow receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, and is to be applied retrospectively for each period presented. Adoption of ASU 2016-15 had no material effect on our consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment applies to all entities offering a defined benefit pension plan, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in the ASU require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within the annual period. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Adoption of ASU 2017-07 had no material effect on the consolidated financial statements and disclosures.

Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The ASU requires lessees to recognize the rights and obligations created by most leases as assets and liabilities on their balance sheet and continue to recognize expenses on their income statement over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on the consolidated financial statements and disclosures. The Company anticipates adopting the new standard on January 1, 2019 using the modified retrospective approach with the primary effect of adopting the new standard to be the recognition of additional assets and corresponding liabilities related to operating leases. The adoption is not expected to have a material impact on the Company’s results of operations and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part II, Item 1A to our annual report on Form 10-K for the year ended December 31, 2017, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

Axcelis is a producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our ten largest customers accounted for 87.6% of total revenue for the three months ended March 31, 2018.

Our product development and manufacturing activities occur primarily in the United States.  Our equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia. In the first quarter of 2018, we signed an agreement with Screen Semiconductor Solutions Co., Ltd., a Japanese semiconductor equipment company, to establish a sales and service network to distribute Purion products to customers in Japan.

In the first quarter of 2018,  higher revenues were the result of customers’ increasing selection of Purion ion implanters due to strong spending by customers serving the memory and mature process technology segments.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 are based upon Axcelis’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended
	March 31,
	2018	2017
Revenue:
Product	95.0%	94.3%
Services	5.0	5.7
Total revenue	100.0	100.0
Cost of revenue:
Product	56.0	53.9
Services	5.4	6.1
Total cost of revenue	61.4	60.0
Gross profit	38.6	40.0
Operating expenses:
Research and development	10.0	11.4
Sales and marketing	6.9	8.1
General and administrative	6.6	8.1
Total operating expenses	23.5	27.6
Income from operations	15.1	12.4
Other (expense) income:
Interest income	0.3	0.1
Interest expense	(1.1)	(1.3)
Other, net	(0.1)	(0.2)
Total other expense	(0.9)	(1.4)
Income before income taxes	14.2	11.0
Income tax provision	2.9	—
Net income	11.3%	11.0%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period
	March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Product	$116,022	$81,978	$34,044	41.5%
Percentage of revenue	95.0%	94.3%
Services	6,163	4,915	1,248	25.4%
Percentage of revenue	5.0%	5.7%
Total revenue	$122,185	$86,893	$35,292	40.6%

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $116.0 million, or 95.0% of revenue during the three months ended March 31, 2018, compared with $82.0 million, or 94.3% of revenue for the three months ended March 31, 2017. The $34.0 million increase in product revenue for the three month period ending March 31, 2018, in comparison to the same period in 2017, was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at March 31, 2018 and December 31, 2017 was $18.5 million and $18.1 million, respectively. The increase in deferred revenue is primarily due to the increase in the number of systems sold in the quarter.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.2 million, or 5.0% of revenue for the three months ended March 31, 2018, compared with $4.9 million, or 5.7% of revenue for the three months ended March 31, 2017. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which divide revenue into new systems sales and “aftermarket,” meaning sales of spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and services hours.

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017

New Systems

Included in total revenue of $122.2 million during the three months ended March 31, 2018 is revenue from sales of new systems of $85.5 million, or 70.0% of total revenue, compared with $55.2 million, or 63.6%, of total revenue for the three months ended March 31, 2017.  The increase was due to higher sales of our Purion systems sold in the recent quarter.

Aftermarket

Included in total revenue of $122.2 million during the three months ended March 31, 2018 is revenue from our aftermarket business of $36.7 million, compared to $31.6 million for the three months ended March 31, 2017. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period
	March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Gross Profit:
Product	$47,648	$35,181	$12,467	35.4%
Product gross margin	41.1%	42.9%

Services	(492)	$(467)	(25)	5.4%
Services gross margin	(8.0)%	(9.5)%
Total gross profit	$47,156	$34,714	$12,442	35.8%
Gross margin	38.6%	40.0%

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017

Product

Gross margin from product revenue was 41.1% for the three months ended March 31, 2018, compared to 42.9% for the three months ended March 31, 2017.  The decrease in gross margin of 1.8 percentage points resulted from a higher mix of Systems revenue and a lower mix of parts and upgrades revenue.

Services

Gross margin from services revenue was (8.0)% for the three months ended March 31, 2018, compared to (9.5)% for the three months ended March 31, 2017.  The improvement in gross margin in the recent period is primarily attributable to reduced costs on service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period
	March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$12,233	$9,895	$2,338	23.6%
Percentage of revenue	10.0%	11.4%
Sales and marketing	8,411	7,049	1,362	19.3%
Percentage of revenue	6.9%	8.1%
General and administrative	8,010	7,057	953	13.5%
Percentage of revenue	6.6%	8.1%
Total operating expenses	$28,654	$24,001	$4,653	19.4%
Percentage of revenue	23.5%	27.6%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $17.9 million or 62.5% of our total operating expenses for the three month period ended March 31, 2018.  Personnel costs were $14.6 million or 60.6%, of our total operating expenses for the three month period ended March 31,  2017.  The higher personnel costs for the three months March 31, 2018 are primarily due to increased headcount to support growth.

Research and Development

	Three months ended		Period-to-Period
	March 31,		Change
	2018	2017	$ %
	(dollars in thousands)
Research and development	$12,233	$9,895	2,338	23.6%
Percentage of revenue	10.0%	11.4%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will provide customers with competitive performance advantages.

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017

Research and development expense was $12.2 million during the three months ended March 31, 2018; a $2.3 million, or 23.6%, increase from $9.9 million during the three months ended March 31, 2017.  The increase is primarily due to increased headcount to support the development of new Purion products.

Sales and Marketing

	Three months ended		Period-to-Period
	March 31,		Change
	2018	2017	$ %
	(dollars in thousands)
Sales and marketing	$8,411	$7,049	$1,362	19.3%
Percentage of revenue	6.9%	8.1%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017

Sales and marketing expense was $8.4 million during the three months ended March 31, 2018; an increase of $1.4 million, or 19.3%, compared with $7.0 million during the three months ended March 31, 2017. The increase is primarily due to increased headcount to support our growing business.

General and Administrative

	Three months ended		Period-to-Period
	March 31,		Change
	2018	2017	$ %
	(dollars in thousands)
General and administrative	$8,010	$7,057	953	13.5%
Percentage of revenue	6.6%	8.1%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017

General and administrative expense was $8.0 million during the three months ended March 31, 2018; an increase of $1.0 million, or 13.5%, compared to $7.1 million during the three months ended March 31, 2017. The increase is primarily due to increased headcount to support our growing business.

Other (Expense) Income

	Three months ended		Period-to-period
	March 31,		change
	2018	2017	$ %
	(dollars in thousands)
Other (expense) income	$(1,029)	$(1,196)	$167	14.0%
Percentage of revenue	(0.9)%	(1.4)%

Other (expense) income consists primarily of interest relating to the lease obligation we incurred in connection with the 2015 sale of our headquarters facility (“sale leaseback)” and other financing obligations, foreign exchange gains and losses attributable to fluctuations of the U.S dollar against local currencies of certain of the countries in which we operate as well as interest earned on our invested cash balances. Other expense was $1.0 million for the three months ended March 31, 2018, compared with $1.2 million for the three months ended March 31, 2017.

The decrease in other expense for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017, was primarily due to interest earned on our invested cash.

During the three month periods ended March 31, 2018 and 2017, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period
	March 31,		change
	2018	2017	$	%
	(dollars in thousands)
Income tax provision	$3,558	$11	$3,547	N/M	*
Percentage of revenue	2.9%	—%

*Not Meaningful

During the three months ended March 31, 2018 and 2017, we recorded income tax provisions of $3.6 million and $11 thousand, respectively. The change in the income tax provision for the current quarter compared to the prior year was primarily due to the release of a significant portion of our valuation allowance for previously unrecognized net operating losses that offset any U.S. tax provision for the three months ended March 31, 2017.  We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2017, the Company had $90.3 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. Management considered the weight of all available evidence in determining whether a valuation allowance was required against its deferred tax assets at December 31, 2017. After consideration of both positive and negative evidence, management concluded in 2017 that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence considered is the volatile semiconductor industry in which the Company operates. The Company has continued to maintain a $7.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes.

Liquidity and Capital Resources

The Company had $141.0 million in unrestricted cash and cash equivalents at March 31, 2018, in addition to $7.5 million in restricted cash, primarily comprised of the $5.9 million security deposit for the lease of our corporate headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand.

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

During the three months ended March 31, 2018, the Company generated  $8.5 million of cash from operating activities. This was predominately driven by strong sales resulting in net income of $13.9 million. In comparison, during the three months ended March 31, 2017, the Company used $2.7 million of cash in operating activities.

Investing activities for the three months ended March 31, 2018 and 2017 resulted in cash outflows of $0.7 million and $1.1 million, respectively, used for capital expenditures.

Financing activities for the three months ended March 31, 2018 and 2017 provided net cash of $0.2 million and $2.2 million, respectively, primarily relating to the proceeds from the exercise of stock options.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2018 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2018, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of March 31, 2018, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

10.1

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through February 13, 2018. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed with the Commission on March 14, 2018.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 4, 2018. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 4, 2018. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 4, 2018. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 4, 2018. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 4, 2018	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer