Form 10-Q
period 2018-06-30
AXCELIS TECHNOLOGIES INC
filed 2018-08-03
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018 there were 32,355,546 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product	$112,521	$96,539	$228,543	$178,517
Services	6,812	6,251	12,975	11,166
Total revenue	119,333	102,790	241,518	189,683
Cost of revenue:
Product	63,913	57,689	132,287	104,486
Services	6,420	6,039	13,075	11,421
Total cost of revenue	70,333	63,728	145,362	115,907
Gross profit	49,000	39,062	96,156	73,776
Operating expenses:
Research and development	12,553	11,256	24,786	21,151
Sales and marketing	8,912	7,485	17,323	14,534
General and administrative	8,268	7,791	16,278	14,848
Total operating expenses	29,733	26,532	58,387	50,533
Income from operations	19,267	12,530	37,769	23,243
Other (expense) income:
Interest income	515	111	925	180
Interest expense	(1,127)	(1,336)	(2,464)	(2,447)
Other, net	(1,016)	16	(1,118)	(138)
Total other expense	(1,628)	(1,209)	(2,657)	(2,405)
Income before income taxes	17,639	11,321	35,112	20,838
Income tax provision (benefit)	2,970	(2,611)	6,528	(2,600)
Net income	$14,669	$13,932	$28,584	$23,438
Net income per share:
Basic	$0.46	$0.46	$0.89	$0.78
Diluted	$0.43	$0.42	$0.84	$0.72
Shares used in computing net income per share:
Basic weighted average common shares	32,214	30,589	32,154	30,183
Diluted weighted average common shares	33,942	33,168	34,048	32,779

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$14,669	$13,932	$28,584	$23,438
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,321)	489	(1,300)	2,404
Amortization of actuarial loss and other adjustments from pension plan	30	29	60	57
Total other comprehensive (loss) income	(2,291)	518	(1,240)	2,461
Comprehensive income	$12,378	$14,450	$27,344	$25,899

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$147,297	$133,407
Short-term restricted cash	730	750
Accounts receivable, net	74,429	75,302
Inventories, net	129,554	120,544
Prepaid expenses and other current assets	10,925	9,772
Total current assets	362,935	339,775
Property, plant and equipment, net	36,312	36,168
Long-term restricted cash	6,915	6,723
Deferred income taxes	77,005	83,148
Other assets	25,264	22,404
Total assets	$508,431	$488,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,633	$32,642
Accrued compensation	12,727	20,955
Warranty	4,698	4,112
Income taxes	163	273
Deferred revenue	11,927	16,181
Other current liabilities	4,542	5,124
Total current liabilities	66,690	79,287
Sale leaseback obligation	47,735	47,714
Long-term deferred revenue	3,248	1,964
Other long-term liabilities	5,144	5,643
Total liabilities	122,817	134,608
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,331 shares issued and outstanding at June 30, 2018; 32,048 shares issued and outstanding at December 31, 2017	32	32
Additional paid-in capital	559,207	556,147
Accumulated deficit	(174,561)	(204,745)
Accumulated other comprehensive income	936	2,176
Total stockholders’ equity	385,614	353,610
Total liabilities and stockholders’ equity	$508,431	$488,218

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$28,584	$23,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,776	2,432
Deferred taxes	6,144	(2,910)
Stock-based compensation expense	3,188	2,580
Provision for excess and obsolete inventory	1,170	1,014
Changes in operating assets & liabilities:
Accounts receivable	530	2,699
Inventories	(9,330)	(7,527)
Prepaid expenses and other current assets	(1,272)	(4,253)
Accounts payable and other current liabilities	(8,032)	10,788
Deferred revenue	(1,358)	3,859
Income taxes	(104)	7
Other assets and liabilities	(6,956)	(730)
Net cash provided by operating activities	15,340	31,397

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(1,675)	(1,849)
Net cash used in investing activities	(1,675)	(1,849)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,387)	(1,134)
Proceeds from Employee Stock Purchase Plan	437	349
Proceeds from exercise of stock options	822	9,290
Net cash (used in) provided by financing activities	(128)	8,505

Effect of exchange rate changes on cash and cash equivalents	525	(357)
Net increase in cash, cash equivalents and restricted cash	14,062	37,696

Cash, cash equivalents and restricted cash at beginning of period	140,880	77,655
Cash, cash equivalents and restricted cash at end of period	$154,942	$115,351

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

The Company recognized stock-based compensation expense of $2.1 million and $1.5 million for the three month periods ended June 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $3.2 million and $2.6 million for the six month periods ended June 30, 2018 and 2017, respectively. These amounts include compensation expense related to restricted stock units (“RSUs”), non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended June 30, 2018 and 2017, the Company issued 0.2 million and 1.2 million shares of common stock, respectively, in relation to stock option exercises, shares issued under the ESPP and vesting of RSUs. In the three month periods ended June 30, 2018 and 2017, the Company received proceeds of $0.9 million and $7.1 million, respectively, in connection with the exercise of stock options and ESPP purchases.

In the six month periods ended June 30, 2018 and 2017, the Company issued 0.3 million and 1.7 million shares of common stock, respectively, in relation to stock option exercises, shares issued under the ESPP and vesting of restricted stock units. In the six month periods ended June 30, 2018 and 2017, the Company received proceeds of $1.3 million and $9.6 million, respectively, in connection with the exercise of stock options and ESPP purchases.

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers or (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. See Footnote 14 regarding the impact of the adoption of ASC 606 on our financial statements. To account for and measure revenue, the Company applies the following five steps:

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

Where required, the Company determines standalone selling price (SSP) for each obligation based on consideration of both market and Company specific factors, including the selling price and profit margin for similar products, the cost to produce, and the anticipated margin.

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

5)	Recognize revenue when or as the Company has satisfied a performance obligation

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

Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered); and

Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

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

Revenue Categories used by Management

Our business operates in the following fundamental disciplines: Systems and Aftermarket.

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018*	2017	2018*	2017
	(in thousands)		(in thousands)
Systems	$73,919	$62,440	$159,395	$117,691
Aftermarket	45,414	40,350	82,123	71,992
	$119,333	$102,790	$241,518	$189,683

*The impact upon adoption of ASC 606 was an increase to Systems revenue of $0.8 million and $1.8 million for the three and six month periods ended June 30, 2018, respectively. Please refer to Note 14 for additional discussion of ASC 606 adoption impact on revenue amounts and comparable revenue figures.

The increase in revenue in the three and six month periods ended June 30, 2018, in comparison to the three and six month periods ended June 30, 2017, is attributable to an increase in sales of our Purion products and Aftermarket business.

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

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018*	2017	2018*	2017
	(in thousands)		(in thousands)
North America	$16,485	$12,400	$27,008	$19,399
Asia	88,471	81,103	186,160	144,347
Europe	14,377	9,287	28,350	25,937
	$119,333	$102,790	$241,518	$189,683

*The impact upon adoption of ASC 606 for the three months ended June 30, 2018 was an increase in revenue to Asia and North America $0.8 million and $0.1 million, respectively, and a decrease to Europe of $0.1 million. The impact upon adoption of ASC 606 for the six months ended June 30, 2018 was an increase in revenue to Asia of $2.3 million and a decrease to North America and Europe of $0.3 million and $0.2 million, respectively. Please refer to Note 14 for additional discussion of ASC 606 adoption impact on revenue amounts and comparable revenue figures.

Contract assets and liabilities

Contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Contract assets	$—	$—

Contract liabilities	$15,175	$18,145

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$8,787	$3,780	$10,617	$7,066
Performance obligations satisfied in previous periods	$—	$—	$—	$—

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. The decrease in contract liabilities of $3.0 million from December 31, 2017 to June 30, 2018 is primarily due the reclassification of $1.6 million relating to our adoption of ASC 606 as well as timing of system acceptances to a decrease in deferrals.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

As of June 30, 2018, the Company had deferred revenue of $15.2 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied.  Short-term deferred revenue of $11.9 million represents performance obligations that will be satisfied within the next 12 months. This amount relates primarily to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $3.2 million relates primarily to unsatisfied extended warranty performance obligations that expected to be satisfied within the next 24 months.

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income available to common stockholders	$14,669	$13,932	$28,584	$23,438
Weighted average common shares outstanding used in computing basic income per share	32,214	30,589	32,154	30,183
Incremental options and RSUs	1,728	2,579	1,894	2,596
Weighted average common shares used in computing diluted net income per share	33,942	33,168	34,048	32,779
Net income per share
Basic	$0.46	$0.46	$0.89	$0.78
Diluted	$0.43	$0.42	$0.84	$0.72

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase 0.3 million and six thousand common equivalent shares for the three month periods ended June 30, 2018 and 2017,  respectively, and does not include options and restricted stock units outstanding to purchase ten thousand and 0.3 million common equivalent shares for the six month periods ended June 30, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

Note 5.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the six months ended June 30, 2018:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2017	$2,756	$(580)	$2,176
Other comprehensive income and pension reclassification	(1,300)	60	(1,240)
Balance at June 30, 2018	$1,456	$(520)	$936

Note 6. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the amounts shown in the statement of cash flows.

	June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$147,297	$108,558
Short-term and long-term restricted cash	7,645	6,793
Total cash, cash equivalents and restricted cash	$154,942	$115,351

The restricted cash balance of $7.6 million as of June 30, 2018 is the result of (i)  a $5.9 million letter of credit associated with a security deposit for the lease of our corporate headquarters in Beverly, Massachusetts, (ii)  a $0.8 million letter of credit relating to workers’ compensation insurance, (iii) two bank guaranties of our performance relating to customer payments in the amounts of $0.7 million and $0.1 million and (iv)  a $0.1 million deposit relating to customs activity. The restricted cash balance of $6.8 million as of June 30, 2017 includes the same items except for the bank guarantees.

Note 7.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Raw materials	$85,077	$82,313
Work in process	34,560	31,651
Finished goods (completed systems)	9,917	6,580
Inventories, net	$129,554	$120,544

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

The changes in the Company’s standard product warranty liability are as follows:

	Six months ended
	June 30,
	2018	2017
	(in thousands)
Balance at January 1 (beginning of year)	$4,502	$2,666
Warranties issued during the period	3,124	2,577
Settlements made during the period	(2,892)	(1,090)
Changes in estimate of liability for pre-existing warranties during the period	411	(281)
Balance at June 30 (end of period)	$5,145	$3,872

Amount classified as current	$4,698	$3,537
Amount classified as long-term	447	335
Total warranty liability	$5,145	$3,872

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

The following table sets forth the Company’s assets by level within the fair value hierarchy:

	June 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$129,620	$—	$—	$129,620

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$116,433	$—	$—	$116,433

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10.  Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, the Company sold its corporate headquarters facility in Beverly Massachusetts for $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, the Company has recorded a financing obligation of $47.7 million as of June 30, 2018. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and the associated cash is included in long-term restricted cash.

Note 11.  Income Taxes

During the three months ended June 30, 2018 we recorded an income tax provision of $3.0 million. During the six months ended June 30, 2018 we recorded an income tax provision of $6.5 million.  Included in the income tax provision for the three and six months ended June 30, 2018 was a tax benefit of $0.3 million recognized upon the expiration of the statute of limitations regarding an uncertain tax position previously recorded. Interest and penalties of $0.2 million previously accrued were credited to interest expense. The change in the income tax provision for the three and six months periods ended June 30, 2018 compared to the prior year was primarily due to the release of a significant portion of our valuation allowance in the fourth quarter of 2017. Prior to the release of the valuation allowance, the Company reported in its consolidated statements of operations only the amount of taxes actually payable. Subsequent to the release of the valuation allowance, tax expense also reflects the tax liability that would be payable without consideration of the usage of any net operating loss carryforwards. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.

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

In accordance with Staff Accounting Bulletin 118, the Company disclosed in its 2017 Annual Report on Form 10-K that it is able to determine a reasonable estimate for certain effects of tax reform and has recorded that estimate as a provisional amount. The Company intends to use the one-year measurement period to update the provisional amount recorded as it finalizes its analysis relating to certain matters, such as developing interpretations of provisions to the TCJA, changes to certain estimates and amounts related to the Earning and Profits of certain subsidiaries and the filing of tax returns. Also, Treasury regulations, administrative interpretations, or court decisions interpreting the TCJA may require further adjustments and changes to the provisional amounts. As of the second quarter 2018, the Company has not made any changes to its estimate for the transition tax liability.

Note 12.  Concentration of Risk

For the three months ended June 30, 2018, one customer accounted for 23.9% of total revenue. For the three months ended June 30, 2017,  four customers accounted for 27.3%,  21.6%,  12.8% and 10.5% of total revenue, respectively.

For the six months ended June 30, 2018,  two customers accounted for 24.9% and 11.8% of total revenue, respectively. For the six months ended June 30, 2017, four customers accounted for 22.3%,  19.2%,  15.7% and 13.3% of total revenue, respectively.

At June 30, 2018, one customer accounted for 10.0% of accounts receivable, respectively. At December 31, 2017, three customers accounted for 19.8%,  11.8% and 10.6% of accounts receivable, respectively.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the three and six months ended June 30, 2018 and consolidated balance sheet as of June 30, 2018 was as follows (in thousands):

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
Consolidated Statement of Operations	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605
Revenue:
Product	$112,521	$(830)	$111,691	$228,543	$(1,836)	$226,707
Total revenue	119,333	(830)	118,503	241,518	(1,836)	239,682
Gross profit	49,000	(830)	48,170	96,156	(1,836)	94,320
Income from operations	19,267	(830)	18,437	37,769	(1,836)	35,933
Income before income taxes	17,639	(830)	16,809	35,112	(1,836)	33,276
Income tax provision	2,970	(166)	2,804	6,528	(398)	6,130
Net income	$14,669	$(664)	$14,005	$28,584	$(1,438)	$27,146
Net income per share:
Basic	$0.46	$(0.02)	$0.44	$0.89	$(0.04)	$0.85
Diluted	$0.43	$(0.02)	$0.41	$0.84	$(0.04)	$0.80

	June 30, 2018
Consolidated Balance Sheet	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605
Deferred income taxes	$77,005	$398	$77,403
Total assets	$508,431	$398	$508,829

Deferred revenue	$15,175	$2,430	$17,605
Total current liabilities	66,690	2,430	69,120
Total liabilities	122,817	2,430	125,247
Accumulated deficit	(174,561)	(2,032)	(176,593)
Total stockholders' equity	385,614	(2,032)	383,582
Total liabilities and stockholders' equity	$508,431	$398	$508,829

The impact of the adoption of ASC 606 on consolidated statements of comprehensive income and cash flows for the six months ended June 30, 2018 was not material.

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

Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The ASU requires lessees to recognize the rights and obligations created by most leases as assets and liabilities on their balance sheet and continue to recognize expenses on their income statement over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842)”, that provides targeted improvements relating to the transition method options with which to adopt the new standard. Under this additional and optional transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. We are currently evaluating the impact of ASUs 2016-02 and 2018-11 on the consolidated financial statements and disclosures. The Company anticipates adopting the new standard on January 1, 2019 using the modified retrospective approach under the ASU 2018-11 transition method with the primary effect of adopting the new standard to be the recognition of additional right-of-use assets and corresponding liabilities related to operating leases. The adoption is not expected to have a material impact on the Company’s results of operations and cash flows.

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

Overview

Axcelis is a producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our ten largest customers accounted for 77.2% of total revenue for the six months ended June 30, 2018.

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

In the second quarter of 2018,  we delivered solid financial results driven by strong sales of both products and services combined with improved gross margin performance.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 are based upon Axcelis’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product	94.3%	93.9%	94.6%	94.1%
Services	5.7	6.1	5.4	5.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.6	56.1	54.8	55.1
Services	5.4	5.9	5.4	6.0
Total cost of revenue	59.0	62.0	60.2	61.1
Gross profit	41.0	38.0	39.8	38.9
Operating expenses:
Research and development	10.5	11.0	10.3	11.2
Sales and marketing	7.5	7.3	7.2	7.7
General and administrative	6.9	7.6	6.7	7.8
Total operating expenses	24.9	25.9	24.2	26.7
Income from operations	16.1	12.1	15.6	12.2
Other (expense) income:
Interest income	0.4	0.1	0.4	0.1
Interest expense	(0.9)	(1.3)	(1.0)	(1.3)
Other, net	(0.8)	—	(0.5)	(0.1)
Total other expense	(1.3)	(1.2)	(1.1)	(1.3)
Income before income taxes	14.8	10.9	14.5	10.9
Income tax provision (benefit)	2.5	(2.5)	2.7	(1.4)
Net income	12.3%	13.4%	11.8%	12.3%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue:
Product	$112,521	$96,539	$15,982	16.6%	$228,543	$178,517	$50,026	28.0%
Percentage of revenue	94.3%	93.9%			94.6%	94.1%
Services	6,812	6,251	561	9.0%	12,975	11,166	1,809	16.2%
Percentage of revenue	5.7%	6.1%			5.4%	5.9%
Total revenue	$119,333	$102,790	$16,543	16.1%	$241,518	$189,683	$51,835	27.3%

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $112.5 million, or 94.3% of revenue during the three months ended June 30, 2018, compared with $96.5 million, or 93.9% of revenue for the three months ended June 30, 2017. The $16.0 million increase in product revenue for the three month period ending June 30, 2018, in comparison to the same period in 2017, was primarily driven by an increase in the number of Purion systems sold and to a lesser extent an increase in upgrade revenues.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at June 30, 2018 and December 31, 2017 was $15.2 million and $18.1 million, respectively. The decrease in deferred revenue is primarily due to the reclassification of $1.6 million relating to our adoption of ASC 606 as well as timing of system acceptances.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.8 million, or 5.7% of revenue for the three months ended June 30, 2018, compared with $6.3 million, or 6.1% of revenue for the three months ended June 30, 2017. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2018 Compared with Six ended June 30, 2017

Product

Product revenue, was $228.5 million, or 94.6% of revenue during the six months ended June 30, 2018, compared with $178.5 million, or 94.1% of revenue for the six months ended June 30, 2017. The $50.0 million increase in product revenue for the six month period ending June 30, 2018, in comparison to the same period in 2017, was primarily driven by an increase in the number of Purion systems sold.

Services

Services revenue, was $13.0 million, or 5.4% of revenue for the six months ended June 30, 2018, compared with $11.2 million, or 5.9% of revenue for the six months ended June 30, 2017.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which divide revenue into new systems sales and “aftermarket,” meaning sales of spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and services hours.

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017

New Systems

Included in total revenue of $119.3 million during the three months ended June 30, 2018 is revenue from sales of new systems of $74.0 million, or 61.9% of total revenue, compared with $62.4 million, or 60.7%, of total revenue for the three months ended June 30, 2017.  The increase was due to higher sales of our Purion systems sold in the recent quarter.

Aftermarket

Included in total revenue of $119.3 million during the three months ended June 30, 2018 is revenue from our aftermarket business of $45.3 million, compared to $40.4 million for the three months ended June 30, 2017. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Six months ended June 30, 2018 Compared with Six months ended June 30, 2017

New Systems

Included in total revenue of $241.5 million during the six months ended June 30, 2018 is revenue from sales of new systems of $159.4 million, or 66.0% of total revenue, compared with $117.7 million, or 62.0%, of total revenue for the six months ended June 30, 2017. The increase was due to higher sales of our Purion systems sold.

Aftermarket

Included in total revenue of $241.5 million during the six months ended June 30, 2018 is revenue from our aftermarket business of $82.1 million, compared to $72.0 million for the six months ended June 30, 2017.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Gross Profit:
Product	$48,608	$38,850	$9,758	25.1%	$96,256	$74,031	$22,225	30.0%
Product gross margin	43.2%	40.2%			42.1%	41.5%

Services	392	212	180	84.9%	(100)	$(255)	155	60.8%
Services gross margin	5.8%	3.4%			(0.8)%	(2.3)%
Total gross profit	$49,000	$39,062	$9,938	25.4%	$96,156	$73,776	$22,380	30.3%
Gross margin	41.0%	38.0%			39.8%	38.9%

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017

Product

Gross margin from product revenue was 43.2% for the three months ended June 30, 2018, compared to 40.2% for the three months ended June 30, 2017.  The increase in gross margin of 3.0 percentage points resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 5.8% for the three months ended June 30, 2018, compared to 3.4% for the three months ended June 30, 2017.  The increase in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2018 Compared with Six months ended June 30, 2017

Product

Gross margin from product revenue was 42.1% for the six months ended June 30, 2018, compared to 41.5% for the six months ended June 30, 2017. The increase in gross margin of 0.6 percentage points resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was (0.8)% for the six months ended June 30, 2018, compared to (2.3)% for the six months ended June 30, 2017. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$12,553	$11,256	$1,297	11.5%	$24,786	$21,151	$3,635	17.2%
Percentage of revenue	10.5%	11.0%			10.3%	11.2%
Sales and marketing	8,912	7,485	1,427	19.1%	17,323	14,534	2,789	19.2%
Percentage of revenue	7.5%	7.3%			7.2%	7.7%
General and administrative	8,268	7,791	477	6.1%	16,278	14,848	1,430	9.6%
Percentage of revenue	6.9%	7.6%			6.7%	7.8%
Total operating expenses	$29,733	$26,532	$3,201	12.1%	$58,387	$50,533	$7,854	15.5%
Percentage of revenue	24.9%	25.9%			24.2%	26.7%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $18.8 million or 63.2% of our total operating expenses for the three month period ended June 30, 2018, compared to $16.6 million or 62.7% of our total operating expenses for the three month period ended June 30, 2017.  Personnel costs were $36.7 million or 62.8%, of our total operating expenses for the six month period ended June 30,  2018, compared to $31.2 million or 61.7% of our total operating expenses.  The higher personnel costs for the three and six month periods ended June 30, 2018 are primarily due to increased headcount to support growth.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Research and development	$12,553	$11,256	$1,297	11.5%	$24,786	$21,151	3,635	17.2%
Percentage of revenue	10.5%	11.0%			10.3%	11.2%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will provide customers with competitive performance advantages.

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017

Research and development expense was $12.6 million during the three months ended June 30, 2018; a $1.3 million, or 11.5%, increase from $11.3 million during the three months ended June 30, 2017.  The increase is primarily due to increased headcount to support the development of new Purion products.

Six months ended June 30, 2018 Compared with Six months ended June 30, 2017

Research and development expense was $24.8 million during the six months ended June 30, 2018; a $3.6 million, or 17.2%, increase from $21.2 million during the six months ended June 30, 2017. The increase is primarily due to increased headcount to support the development of new Purion products.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Sales and marketing	$8,912	$7,485	$1,427	19.1%	$17,323	$14,534	$2,789	19.2%
Percentage of revenue	7.5%	7.3%			7.2%	7.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force. Moving forward, we will realize expenses associated with implementing the agreement with Screen Semiconductor Solutions Co. Ltd., to distribute Purion products to customers in Japan.

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017

Sales and marketing expense was $8.9 million during the three months ended June 30, 2018; an increase of $1.4 million, or 19.1%, compared with $7.5 million during the three months ended June 30, 2017.  The increase is primarily due to increased headcount to support growth.

Six months ended June 30, 2018 Compared with Six months ended June 30, 2017

Sales and marketing expense was $17.3 million during the six months ended June 30, 2018; an increase of $2.8 million, or 19.2%, compared with $14.5 million during the six months ended June 30, 2017. The increase is primarily due to increased headcount to support growth.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
General and administrative	$8,268	$7,791	$477	6.1%	$16,278	$14,848	1,430	9.6%
Percentage of revenue	6.9%	7.6%			6.7%	7.8%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017

General and administrative expense was $8.3 million during the three months ended June 30, 2018; an increase of $0.5 million, or 6.1%, compared with  $7.8 million during the three months ended June 30, 2017.  The increase is primarily due to stock based compensation expense.

Six months ended June 30, 2018 Compared with Six months ended June 30, 2017

General and administrative expense was $16.3 million during the six months ended June 30, 2018; an increase of $1.4 million, or 9.6%, compared to $14.8 million during the six months ended June 30, 2017. The increase is primarily due to increases in salary, stock based compensation expense and outside services.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Other (expense) income	$(1,628)	$(1,209)	$(419)	(34.7)%	$(2,657)	$(2,405)	$(252)	(10.5)%
Percentage of revenue	(1.3)%	(1.2)%			(1.1)%	(1.3)%

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

Other expense was $1.6 million for the three months ended June 30, 2018, compared with $1.2 million for the three months ended June 30, 2017. The increase in other expense for the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017, was primarily due to fluctuations in currency exchange.  Other expense was $2.7 million for the six months ended June 30, 2018, compared with $2.4 million for the six months ended June 30, 2017. The increase in other expense for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017, was primarily due to fluctuations in currency exchange.

During the three and six month periods ended June 30, 2018 and 2017, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision (Benefit)

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2018	2017	$ %		2018	2017	$	%
	(dollars in thousands)
Income tax provision (benefit)	$2,970	$(2,611)	$5,581	(213.7)%	$6,528	$(2,600)	$9,128	(351.1)
Percentage of revenue	2.5%	(2.5)%			2.7%	(1.4)%

During the three months ended June 30, 2018 we recorded an income tax provision of $3.0 million. During the six months ended June 30, 2018, we recorded an income tax provision of $6.5 million.  Included in the income tax provision for the three and six months ended June 30, 2018 was a tax benefit of $0.3 million recognized upon the expiration of the statute of limitations regarding an uncertain tax position previously recorded. The related interest and penalties of $0.2 million were reversed.  During the three and six months ended June 30, 2017 we recorded an income tax benefit of $2.6 million. The change in the income tax provision for the current quarter and six month period ended June 30, 2018 compared to the same periods for the prior year was primarily due to the release of a significant portion of our valuation allowance in the fourth quarter of 2017. Prior to the release of the valuation allowance, the Company reported in its consolidated statements of operations only the amount of taxes actually payable. Subsequent to the release of the valuation allowance, tax expense also reflects the tax liability that would be payable without consideration of the usage of any net operating loss carryforwards. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2017, the Company had $90.3 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. Management considered the weight of all available evidence in determining whether a valuation allowance was required against its deferred tax assets at December 31, 2017. After consideration of both positive and negative evidence, management concluded in 2017 that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence considered is the volatility of the semiconductor industry in which the Company operates. The Company has continued to maintain a $7.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes.

Liquidity and Capital Resources

The Company had $147.3 million in unrestricted cash and cash equivalents at June 30, 2018, in addition to $7.6 million in restricted cash, primarily comprised of the $5.9 million security deposit for the lease of our corporate headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand.

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

During the six months ended June 30, 2018, the Company generated  $15.3 million of cash from operating activities. This was predominately driven by strong sales resulting in net income of $28.6 million. In comparison, during the six months ended June 30, 2017, the Company generated  $31.4 million of cash in operating activities.

Investing activities for the six months ended June 30, 2018 and 2017 resulted in cash outflows of $1.7 million and $1.8 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2018 resulted in a net cash outflow of $0.1 million due to payments to tax authorities of income taxes relating to shares withheld on the vesting of restricted stock grants. Financing activities for the six months ended June 30, 2017 provided net cash of $8.5 million primarily relating to the proceeds from the exercise of stock options.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2018 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2018, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of June 30, 2018, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 3, 2018. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 3, 2018. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 3, 2018. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 3, 2018. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 3, 2018	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer