Form 10-Q
period 2018-09-30
AXCELIS TECHNOLOGIES INC
filed 2018-11-02
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐.

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

As of October 31, 2018 there were 32,412,147 shares of the registrant’s common stock outstanding.

   PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product	$88,496	$98,161	$317,039	$276,678
Services	6,878	6,321	19,853	17,487
Total revenue	95,374	104,482	336,892	294,165
Cost of revenue:
Product	49,136	58,056	181,423	162,542
Services	6,325	6,675	19,400	18,096
Total cost of revenue	55,461	64,731	200,823	180,638
Gross profit	39,913	39,751	136,069	113,527
Operating expenses:
Research and development	12,845	11,003	37,631	32,154
Sales and marketing	7,923	6,801	25,246	21,335
General and administrative	8,477	8,112	24,755	22,960
Total operating expenses	29,245	25,916	87,632	76,449
Income from operations	10,668	13,835	48,437	37,078
Other (expense) income:
Interest income	593	219	1,518	399
Interest expense	(1,323)	(1,337)	(3,787)	(3,784)
Other, net	(592)	138	(1,710)	—
Total other expense	(1,322)	(980)	(3,979)	(3,385)
Income before income taxes	9,346	12,855	44,458	33,693
Income tax provision (benefit)	508	1,014	7,036	(1,586)
Net income	$8,838	$11,841	$37,422	$35,279
Net income per share:
Basic	$0.27	$0.38	$1.16	$1.15
Diluted	$0.26	$0.35	$1.10	$1.07
Shares used in computing net income per share:
Basic weighted average common shares	32,365	31,274	32,225	30,550
Diluted weighted average common shares	33,973	33,524	34,032	33,048

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$8,838	$11,841	$37,422	$35,279
Other comprehensive (loss) income:
Foreign currency translation adjustments	(284)	524	(1,584)	2,928
Amortization of actuarial loss and other adjustments from pension plan	30	32	90	89
Total other comprehensive (loss) income	(254)	556	(1,494)	3,017
Comprehensive income	$8,584	$12,397	$35,928	$38,296

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$148,716	$133,407
Short-term restricted cash	—	750
Accounts receivable, net	84,977	75,302
Inventories, net	124,008	120,544
Prepaid expenses and other current assets	9,582	9,772
Total current assets	367,283	339,775
Property, plant and equipment, net	37,659	36,168
Long-term restricted cash	6,877	6,723
Deferred income taxes	76,382	83,148
Other assets	31,031	22,404
Total assets	$519,232	$488,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,930	$32,642
Accrued compensation	14,261	20,955
Warranty	4,545	4,112
Income taxes	205	273
Deferred revenue	14,393	16,181
Other current liabilities	4,938	5,124
Total current liabilities	66,272	79,287
Sale leaseback obligation	47,746	47,714
Long-term deferred revenue	3,381	1,964
Other long-term liabilities	4,759	5,643
Total liabilities	122,158	134,608
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,398 shares issued and outstanding at September 30, 2018; 32,048 shares issued and outstanding at December 31, 2017	32	32
Additional paid-in capital	562,083	556,147
Accumulated deficit	(165,723)	(204,745)
Accumulated other comprehensive income	682	2,176
Total stockholders’ equity	397,074	353,610
Total liabilities and stockholders’ equity	$519,232	$488,218

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$37,422	$35,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,208	3,752
Deferred taxes	6,767	(2,076)
Stock-based compensation expense	5,603	4,325
Provision for excess and obsolete inventory	1,657	1,547
Changes in operating assets & liabilities:
Accounts receivable	(10,222)	(18,374)
Inventories	(4,867)	(8,237)
Prepaid expenses and other current assets	49	(1,645)
Accounts payable and other current liabilities	(10,872)	21,345
Deferred revenue	1,245	5,353
Income taxes	(61)	34
Other assets and liabilities	(13,709)	(981)
Net cash provided by operating activities	17,220	40,322

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(3,852)	(6,910)
Net cash used in investing activities	(3,852)	(6,910)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,393)	(1,134)
Proceeds from Employee Stock Purchase Plan	437	349
Proceeds from exercise of stock options	1,289	11,112
Net cash provided by financing activities	333	10,327

Effect of exchange rate changes on cash and cash equivalents	1,012	(706)
Net increase in cash, cash equivalents and restricted cash	14,713	43,033

Cash, cash equivalents and restricted cash at beginning of period	140,880	77,655
Cash, cash equivalents and restricted cash at end of period	$155,593	$120,688

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

The Company recognized stock-based compensation expense of $2.4 million and $1.7 million for the three month periods ended September 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $5.6 million and $4.3 million for the nine month periods ended September 30, 2018 and 2017, respectively. These amounts include compensation expense related to restricted stock units (“RSUs”), non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended September 30, 2018 and 2017, the Company issued 0.1 million and 0.3 million shares of common stock, respectively, in relation to stock option exercises and vesting of RSUs. In the three month periods ended September 30, 2018 and 2017, the Company received proceeds of $0.5 million and $1.8 million, respectively, in connection with the exercise of stock options.

In the nine month periods ended September 30, 2018 and 2017, the Company issued 0.3 million and 1.9 million shares of common stock, respectively, in relation to stock option exercises, shares issued under the ESPP and vesting of RSUs. In the nine month periods ended September 30, 2018 and 2017, the Company received proceeds of $1.7 million and $11.4 million, respectively, in connection with the exercise of stock options and ESPP purchases.

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

(a)	Recognition of GAAP Revenue

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers or (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. See Note 14 regarding the impact of the adoption of ASC 606 on our financial statements. To account for and measure revenue, the Company applies the following five steps:

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

The transaction price for all transactions is based on the price reflected in the individual customer’s purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of our transactions.

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

(b)	Recognizing Assets related to Recoverable Customer Contract Costs

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

(c)	Alternative Operational Revenue Categories used by Management

To reflect the organization of the Company’s business operations, management also divides revenue into two categories: revenue from sales of new Systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as Aftermarket.

Below are the revenues by categories used by management for the periods covered in this report:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018*	2017	2018*	2017
	(in thousands)		(in thousands)
Systems	$56,394	$69,218	$215,789	$186,908
Aftermarket	38,980	35,264	121,103	107,257
	$95,374	$104,482	$336,892	$294,165

*The impact upon adoption of ASC 606 was a decrease to Systems revenue of $0.6 million for the three month period ended September 30, 2018 and $1.3 million increase for the and nine month period ended September 30, 2018. Please refer to Note 14 for additional discussion of ASC 606 adoption impact on revenue amounts and comparable revenue figures.

The increase in revenue in the nine month period ended September 30, 2018, in comparison to the nine month period ended September 30, 2017, is attributable to an increase in sales of our Purion products and Aftermarket business.

(d)	Economic Factors Affecting our Revenue: Geographic Breakdown of Revenue

Global economic conditions have a direct impact on our revenue. We are substantially dependent on sales of our products and services to customers outside the United States. Adverse economic conditions, political instability, potential adverse tax consequences and volatility in exchange rates pose a risk that our clients may reduce, postpone or cancel spending for our products and services, which would impact our revenue.

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018*	2017	2018*	2017
	(in thousands)		(in thousands)
North America	$12,115	$12,435	$39,123	$31,834
Asia	67,019	80,245	253,179	224,591
Europe	16,240	11,802	44,590	37,740
	$95,374	$104,482	$336,892	$294,165

*The impact upon adoption of ASC 606 for the three months ended September 30, 2018 was a decrease in revenue to Asia of $0.8 million and an increase to Europe of $0.2 million. The impact upon adoption of ASC 606 for the nine months ended September 30, 2018 was primarily an increase in revenue to Asia of $1.5 million, partially offset by a decline to North America of $0.2 million. Please refer to Note 14 for additional discussion of ASC 606 adoption impact on revenue amounts and comparable revenue figures.

(e)	Recognition of Deferred Revenue from Contract Liabilities

Contract assets and contract liabilities are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Contract assets	$—	$—

Contract liabilities	$17,774	$18,145

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$4,569	$8,516	$11,957	$8,880
Performance obligations satisfied in previous periods	$—	$—	$—	$—

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. The decrease in contract liabilities of $0.4 million from December 31, 2017 to September 30, 2018 is primarily due to the reclassification of $1.6 million relating to our adoption of ASC 606, offset by the timing of system acceptances.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

As of September 30, 2018, the Company had deferred revenue of $17.8 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied.  Short-term deferred revenue of $14.4 million represents performance obligations that will be satisfied within the next 12 months. This amount relates primarily to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $3.4 million relates primarily to unsatisfied extended warranty performance obligations that we expect to be satisfied within the next 24 months.

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income available to common stockholders	$8,838	$11,841	$37,422	$35,279
Weighted average common shares outstanding used in computing basic income per share	32,365	31,274	32,225	30,550
Incremental options and RSUs	1,608	2,250	1,807	2,498
Weighted average common shares used in computing diluted net income per share	33,973	33,524	34,032	33,048
Net income per share
Basic	$0.27	$0.38	$1.16	$1.15
Diluted	$0.26	$0.35	$1.10	$1.07

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase 0.3 million and four thousand common equivalent shares for the three month periods ended September 30, 2018 and 2017, respectively, and does not include options and restricted stock units outstanding to purchase eleven thousand and 0.2 million common equivalent shares for the nine month periods ended September 30, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

Note 5.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the nine months ended September 30, 2018:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2017	$2,756	$(580)	$2,176
Other comprehensive income and pension reclassification	(1,584)	90	(1,494)
Balance at September 30, 2018	$1,172	$(490)	$682

Note 6. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the amounts shown in the statement of cash flows.

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$148,716	$133,407
Short-term and long-term restricted cash	6,877	7,473
Total cash, cash equivalents and restricted cash	$155,593	$140,880

The restricted cash balance of $6.9 million as of September 30, 2018 is the result of (i) a $5.9 million letter of credit associated with a security deposit for the lease of our corporate headquarters in Beverly, Massachusetts, (ii) a $0.8 million letter of credit relating to workers’ compensation insurance, (iii) a bank guarantee of our performance relating to customer payment in the amount of $0.1 million and (iv) a $0.1 million deposit relating to customs activity. The restricted cash balance of $7.5 million as of December 31, 2017 includes (i) a $5.9 million letter of credit associated with a security deposit for the lease of our corporate headquarters in Beverly, Massachusetts, (ii) a

$0.8 million letter of credit relating to workers’ compensation insurance, a $0.7 million letter of credit associated with a bank guarantee and a $0.1 million deposit relating to customs activity.

Note 7.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Raw materials	$91,782	$82,313
Work in process	23,849	31,651
Finished goods (completed systems)	8,377	6,580
Inventories, net	$124,008	$120,544

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

The changes in the Company’s standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2018	2017
	(in thousands)
Balance at January 1 (beginning of year)	$4,502	$2,666
Warranties issued during the period	4,294	3,898
Settlements made during the period	(4,566)	(1,614)
Changes in estimate of liability for pre-existing warranties during the period	650	(562)
Balance at September 30 (end of period)	$4,880	$4,388

Amount classified as current	$4,545	$4,154
Amount classified as long-term	335	234
Total warranty liability	$4,880	$4,388

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

The following table sets forth the Company’s assets by level within the fair value hierarchy:

	September 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$131,654	$—	$—	$131,654

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$116,433	$—	$—	$116,433

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 10.  Financing Arrangements

On January 30, 2015, the Company sold its corporate headquarters facility in Beverly Massachusetts for $48.9 million. As part of the sale, the Company also entered into a 22-year lease agreement of our headquarters facility. This sale leaseback is accounted for as a financing arrangement under generally accepted accounting principles and, as such, the Company has recorded a financing obligation of $47.7 million as of September 30, 2018. The associated lease payments are deemed to include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. The Company posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and the associated cash is included in long-term restricted cash.

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

During the three months ended September 30, 2018 we recorded an income tax provision of $0.5 million. During the nine months ended September 30, 2018 we recorded an income tax provision of $7.0 million. Included in the income tax provision for the three and nine months ended September 30, 2018 is a tax benefit of $1.4 million relating to the calculation of transition tax under the TCJA. This tax benefit reduced by 15.2% and 3.1% the otherwise effective tax rate for the three and nine months ended September 30, 2018, respectively. Also included in the income tax provision for the nine months ended September 30, 2018 is a tax benefit of $0.3 million recognized upon the expiration of the statute of limitations regarding an uncertain tax position previously recorded. The related interest and penalties previously accrued were reversed resulting in a reduction to interest expense of $0.2 million.

The change in the income tax provision for the three and nine months periods ended September 30, 2018 compared to the prior year was primarily due to the release of a significant portion of our valuation allowance in the fourth quarter of 2017. Prior to the release of the valuation allowance, the Company reported in its consolidated statements of operations only the amount of taxes actually payable. Subsequent to the release of the valuation allowance, tax expense also reflects the tax liability that would be payable without consideration of the usage of any net operating loss carryforwards. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. At December 31, 2017, the Company had $90.3 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income tax liabilities in future years.

Note 12.  Concentration of Risk

For the three months ended September 30, 2018, three customers accounted for 17.8%, 13.6% and 13.1% of total revenue, respectively. For the three months ended September 30, 2017,  two customers accounted for 25.9% and 15.9% of total revenue, respectively.

For the nine months ended September 30, 2018,  two customers accounted for 22.9% and 10.8% of total revenue, respectively. For the nine months ended September 30, 2017, four customers accounted for 23.6%, 18.0%, 13.4% and 10.5% of total revenue, respectively.

At September 30, 2018, three customers accounted for 16.0%, 13.8% and 12.5% of accounts receivable, respectively. At December 31, 2017, three customers accounted for 19.8%, 11.8% and 10.6% of accounts receivable, respectively.

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

Note 14.  Recent Accounting Guidance

(a)	Accounting Standard Codification 606 on Revenue Recognition Adopted January 1, 2018

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the three and nine months ended September 30, 2018 and consolidated balance sheet as of September 30, 2018 was as follows (in thousands):

	Three months ended			Nine months ended
	September 30, 2018			September 30, 2018
Consolidated Statement of Operations	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605
Revenue:
Product	$88,496	$556	$89,052	$317,039	$(1,280)	$315,759
Total revenue	95,374	556	95,930	336,892	(1,280)	335,612
Gross profit	39,913	556	40,469	136,069	(1,280)	134,789
Income from operations	10,668	556	11,224	48,437	(1,280)	47,157
Income before income taxes	9,346	556	9,902	44,458	(1,280)	43,178
Income tax provision	508	121	629	7,036	(277)	6,759
Net income	$8,838	$435	$9,273	$37,422	$(1,003)	$36,419
Net income per share:
Basic	$0.27	$0.01	$0.28	$1.16	$(0.03)	$1.13
Diluted	$0.26	$0.01	$0.27	$1.10	$(0.03)	$1.07

	September 30, 2018
Consolidated Balance Sheet	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605
Deferred income taxes	$76,382	$277	$76,659
Total assets	$519,232	$277	$519,509

Deferred revenue	$17,774	$2,880	$20,654
Total current liabilities	66,272	2,880	69,152
Total liabilities	122,158	2,880	125,038
Accumulated deficit	(165,723)	(2,603)	(168,326)
Total stockholders' equity	397,074	(2,603)	394,471
Total liabilities and stockholders' equity	$519,232	$277	$519,509

The impact of the adoption of ASC 606 on consolidated statements of comprehensive income and cash flows for the nine months ended September 30, 2018 was not material.

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

(b)	Accounting Standard Update 2016-15 on Cash Receipts Adopted January 1, 2018

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

(c)	Accounting Standard Update 2017-07 on Retirement Benefits Adopted January 1, 2018

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

(d)	Accounting Standard Update 2016-02 on Leases to be Effective January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The ASU requires lessees to recognize the rights and obligations created by most leases as assets and liabilities on their balance sheet and continue to recognize expenses on their income statement over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842)”, that provides targeted improvements relating to the transition method options with which to adopt the new standard. Under this additional and optional transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. We are currently implementing procedures and controls in anticipation of our adoption as well as evaluating the impact of ASUs 2016-02 and 2018-11 on the consolidated financial statements and disclosures. The Company anticipates adopting the new standard on January 1, 2019 using the modified retrospective approach under the ASU 2018-11 transition method with the primary effect to be the recognition of additional right-of-use assets and corresponding liabilities related to operating leases. The adoption is not expected to have a material impact on the Company’s results of operations and cash flows.

(e)	Accounting Standard Update 2018-13 on Fair Value Measurements to be Effective January 1, 2020

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820).” The amendments in ASU No. 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, removing disclosure requirements for transfers between Level 1 and Level 2 within the fair value hierarchy, as well as modifying the disclosure requirement relating to the timing of liquidation for investments calculated on net asset value. The ASU also requires the disclosure of unrealized gains and losses for the period included in other comprehensive income for Level 3 instruments. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments on changes for unrealized gains and losses should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on the consolidated financial statements and disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part II, Item 1A to our annual report on Form 10-K for the year ended December 31, 2017, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

Axcelis is a producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business.  Our ten largest customers accounted for 76.4% of total revenue for the nine months ended September 30, 2018.

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

In the third quarter of 2018, we delivered solid financial results driven by improved gross margin performance.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product	92.8%	94.0%	94.1%	94.1%
Services	7.2	6.0	5.9	5.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	51.6	55.6	53.9	55.3
Services	6.6	6.4	5.8	6.2
Total cost of revenue	58.2	62.0	59.7	61.5
Gross profit	41.8	38.0	40.3	38.5
Operating expenses:
Research and development	13.5	10.5	11.2	10.9
Sales and marketing	8.3	6.5	7.5	7.3
General and administrative	8.9	7.8	7.3	7.8
Total operating expenses	30.7	24.8	26.0	26.0
Income from operations	11.1	13.2	14.3	12.5
Other (expense) income:
Interest income	0.6	0.2	0.5	0.1
Interest expense	(1.4)	(1.3)	(1.1)	(1.3)
Other, net	(0.6)	0.1	(0.5)	—
Total other expense	(1.4)	(1.0)	(1.1)	(1.2)
Income before income taxes	9.7	12.2	13.2	11.3
Income tax provision (benefit)	0.5	1.0	2.1	(0.5)
Net income	9.2%	11.2%	11.1%	11.8%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue:
Product	$88,496	$98,161	$(9,665)	(9.8)%	$317,039	$276,678	$40,361	14.6%
Percentage of revenue	92.8%	94.0%			94.1%	94.1%
Services	6,878	6,321	557	8.8%	19,853	17,487	2,366	13.5%
Percentage of revenue	7.2%	6.0%			5.9%	5.9%
Total revenue	$95,374	$104,482	$(9,108)	(8.7)%	$336,892	$294,165	$42,727	14.5%

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017

Product

Product revenue, which includes system sales, sales of spare parts, product upgrades and used systems was $88.5 million, or 92.8% of revenue during the three months ended September 30, 2018, compared with

$98.2 million, or 94.0% of revenue for the three months ended September 30, 2017. The $9.7 million decrease in product revenue for the three month period ending September 30, 2018, in comparison to the same period in 2017, was primarily driven by the mix of tool types sold.

A portion of our revenue from system sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at September 30, 2018 and December 31, 2017 was $17.8 million and $18.1 million, respectively. The net decrease in deferred revenue is primarily due to the reclassification of $1.6 million relating to our adoption of ASC 606 as well as timing of system acceptances.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.9 million, or 7.2% of revenue for the three months ended September 30, 2018, compared with $6.3 million, or 6.0% of revenue for the three months ended September 30, 2017. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2018 Compared with Nine ended September 30, 2017

Product

Product revenue, was $317.0 million, or 94.1% of revenue during the nine months ended September 30, 2018, compared with $276.7 million, or 94.1% of revenue for the nine months ended September 30, 2017. The $40.4 million increase in product revenue for the nine month period ending September 30, 2018, in comparison to the same period in 2017, was primarily driven by an increase in the number of Purion systems sold and to a lesser extent, an increase in upgrade revenue.

Services

Services revenue, was $19.9 million, or 5.9% of revenue for the nine months ended September 30, 2018, compared with $17.5 million, or 5.9% of revenue for the nine months ended September 30, 2017.

Revenue Categories used by Management

As an alternative to the line item revenue categories discussed above, management also uses revenue categorizations which divide revenue into new systems sales and “aftermarket,” meaning sales of spare parts, product upgrades and used systems, combined with the sale of maintenance labor and service contracts and services hours.

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017

New Systems

Included in total revenue of $95.4 million during the three months ended September 30, 2018 is revenue from sales of new systems of $56.4 million, or 59.1% of total revenue, compared with $69.2 million, or 66.2%, of total revenue for the three months ended September 30, 2017.

Aftermarket

Included in total revenue of $95.4 million during the three months ended September 30, 2018 is revenue from our aftermarket business of $39.0 million, compared to $35.3 million for the three months ended September 30, 2017. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’

manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Nine months ended September 30, 2018 Compared with Nine months ended September 30, 2017

New Systems

Included in total revenue of $336.9 million during the nine months ended September 30, 2018 is revenue from sales of new systems of $215.8 million, or 64.0% of total revenue, compared with $186.9 million, or 63.6%, of total revenue for the nine months ended September 30, 2017. The increase was due to higher sales of our Purion systems sold.

Aftermarket

Included in total revenue of $336.9 million during the nine months ended September 30, 2018 is revenue from our aftermarket business of $121.1 million, compared to $107.3 million for the nine months ended September 30, 2017.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Gross Profit:
Product	$39,360	$40,105	$(745)	(1.9)%	$135,616	$114,136	$21,480	18.8%
Product gross margin	44.5%	40.9%			42.8%	41.3%

Services	553	(354)	907	256.2%	453	$(609)	1,062	174.4%
Services gross margin	8.0%	(5.6)%			2.3%	(3.5)%
Total gross profit	$39,913	$39,751	$162	0.4%	$136,069	$113,527	$22,542	19.9%
Gross margin	41.8%	38.0%			40.3%	38.5%

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017

Product

Gross margin from product revenue was 44.5% for the three months ended September 30, 2018, compared to 40.9% for the three months ended September 30, 2017. The increase in gross margin of 3.6 percentage points resulted from an increase in higher margin parts and upgrade revenue.

Services

Gross margin from services revenue was 8.0% for the three months ended September 30, 2018, compared to (5.6)% for the three months ended September 30, 2017. The increase in gross margin is attributable to changes in the mix of service contracts.

Nine months ended September 30, 2018 Compared with Nine months ended September 30, 2017

Product

Gross margin from product revenue was 42.8% for the nine months ended September 30, 2018, compared to 41.3% for the nine months ended September 30, 2017. The increase in gross margin of 1.5 percentage points resulted from an increase in higher margin parts and upgrade revenue.

Services

Gross margin from services revenue was 2.3% for the nine months ended September 30, 2018, compared to (3.5)% for the nine months ended September 30, 2017. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$12,845	$11,003	$1,842	16.7%	$37,631	$32,154	$5,477	17.0%
Percentage of revenue	13.5%	10.5%			11.2%	10.9%
Sales and marketing	7,923	6,801	1,122	16.5%	25,246	21,335	3,911	18.3%
Percentage of revenue	8.3%	6.5%			7.5%	7.3%
General and administrative	8,477	8,112	365	4.5%	24,755	22,960	1,795	7.8%
Percentage of revenue	8.9%	7.8%			7.3%	7.8%
Total operating expenses	$29,245	$25,916	$3,329	12.8%	$87,632	$76,449	$11,183	14.6%
Percentage of revenue	30.7%	24.8%			26.0%	26.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $18.1 million or 61.8% of our total operating expenses for the three month period ended September 30, 2018, compared to $16.7 million or 64.5% of our total operating expenses for the three month period ended September 30, 2017. Personnel costs were $54.7 million or 62.5%, of our total operating expenses for the nine month period ended September 30, 2018, compared to $47.9 million or 62.7% of our total operating expenses.  The higher personnel costs for the three and nine month periods ended September 30, 2018 are primarily due to increased headcount to support growth.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Research and development	$12,845	$11,003	$1,842	16.7%	$37,631	$32,154	5,477	17.0%
Percentage of revenue	13.5%	10.5%			11.2%	10.9%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will provide customers with competitive performance advantages.

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017

Research and development expense was $12.8 million during the three months ended September 30, 2018; a $1.8 million, or 16.7%, increase from $11.0 million during the three months ended September 30, 2017. The increase is primarily due to increased headcount and project materials cost to support the development of new Purion products.

Nine months ended September 30, 2018 Compared with Nine months ended September 30, 2017

Research and development expense was $37.6 million during the nine months ended September 30, 2018; a $5.5 million, or 17.0%, increase from $32.2 million during the nine months ended September 30, 2017. The increase is primarily due to increased headcount and project costs to support the development of new Purion products.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Sales and marketing	$7,923	$6,801	$1,122	16.5%	$25,246	$21,335	$3,911	18.3%
Percentage of revenue	8.3%	6.5%			7.5%	7.3%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force. Moving forward, we will incur expenses associated with implementing the agreement with Screen Semiconductor Solutions Co. Ltd., to distribute Purion products to customers in Japan.

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017

Sales and marketing expense was $7.9 million during the three months ended September 30, 2018; an increase of $1.1 million, or 16.5%, compared with $6.8 million during the three months ended September 30, 2017. The increase is primarily due to increased headcount to support growth.

Nine months ended September 30, 2018 Compared with Nine months ended September 30, 2017

Sales and marketing expense was $25.2 million during the nine months ended September 30, 2018; an increase of $3.9 million, or 18.3%, compared with $21.3 million during the nine months ended September 30, 2017. The increase is primarily due to increased headcount and travel to support growth.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
General and administrative	$8,477	$8,112	$365	4.5%	$24,755	$22,960	1,795	7.8%
Percentage of revenue	8.9%	7.8%			7.3%	7.8%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017

General and administrative expense was $8.5 million during the three months ended September 30, 2018; an increase of $0.4 million, or 4.5%, compared with  $8.1 million during the three months ended September 30, 2017. The increase is primarily due to stock based compensation expense.

Nine months ended September 30, 2018 Compared with Nine months ended September 30, 2017

General and administrative expense was $24.8 million during the nine months ended September 30, 2018; an increase of $1.8 million, or 7.8%, compared to $23.0 million during the nine months ended September 30, 2017. The increase is primarily due to increases in salary, stock based compensation expense and outside services.

Other (Expense) Income

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Other (expense) income	$(1,322)	$(980)	$(342)	(34.9)%	$(3,979)	$(3,385)	$(594)	(17.5)%
Percentage of revenue	(1.4)%	(1.0)%			(1.1)%	(1.2)%

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

Other expense was $1.3 million for the three months ended September 30, 2018, compared with $1.0 million for the three months ended September 30, 2017. The increase in other expense for the three month period ended September 30, 2018 compared to the three month period ended September 30, 2017, was primarily due to fluctuations in currency exchange. Other expense was $4.0 million for the nine months ended September 30, 2018, compared with $3.4 million for the nine months ended September 30, 2017. The increase in other expense for the nine month period ended September 30, 2018 compared to the nine month period ended September 30, 2017, was primarily due to fluctuations in currency exchange, offset by increased interest earned on our investments.

During the three and nine month periods ended September 30, 2018 and 2017, with the exception of operating lease agreements entered into by the Company, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision (Benefit)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2018	2017	$ %		2018	2017	$ %
	(dollars in thousands)
Income tax provision (benefit)	$508	$1,014	$(506)	(49.9)%	$7,036	$(1,586)	$8,622	543.6%
Percentage of revenue	0.5%	1.0%			2.1%	(0.5)%

During the three months ended September 30, 2018 we recorded an income tax provision of $0.5 million. During the nine months ended September 30, 2018 we recorded an income tax provision of $7.0 million. Included in the income tax provision for the three and nine months ended September 30, 2018 is a tax benefit of $1.4 million relating to the calculation of transition tax under the TCJA. This tax benefit reduced by 15.2% and 3.1% the otherwise effective tax rate for the three and nine months ended September 30, 2018, respectively. Also included in the income tax provision for the nine months ended September 30, 2018 is a tax benefit of $0.3 million recognized upon the expiration of the statute of limitations regarding an uncertain tax position previously recorded. The related interest and penalties previously accrued were reversed resulting in a reduction to interest expense of $0.2 million.

During the three months ended September 30, 2017, the Company recorded a tax expense of approximately $0.8 million as a discrete item in relation to excess tax benefits associated with the exercise of nonqualified stock options and vesting of restricted stock. This resulted in a net tax expense of $1.0 million for the three months ended September 30, 2017. The income tax benefit of $1.6 million for the nine months ended September 30, 2017 includes a $2.0 million tax benefit related to the excess tax benefit on the exercise of non-qualified stock options and the vesting of restricted stock.

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

Liquidity and Capital Resources

The Company had $148.7 million in unrestricted cash and cash equivalents at September 30, 2018, in addition to $6.9 million in restricted cash, primarily comprised of the $5.9 million security deposit for the lease of our corporate headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business, which can require significant cash investment to meet sudden demand. Additionally, we have begun efforts to identify both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2018, the Company generated $17.2 million of cash from operating activities. This was predominately driven by net income of $37.4 million. In comparison, during the nine months ended September 30, 2017, the Company generated $40.3 million of cash in operating activities.

Investing activities for the nine months ended September 30, 2018 and 2017 resulted in cash outflows of $3.9 million and $6.9 million, respectively, used for capital expenditures.

Financing activities for the nine months ended September 30, 2018 provided net cash proceeds of $0.3 million, primarily relating to exercise of stock options as well as purchases under the ESPP, partially offset by cash payments made to government tax authorities for income tax withholding on restricted stock unit vesting, where shares are withheld by the Company. Financing activities for the nine months ended September 30, 2017 provided net cash of $10.3 million primarily relating to the proceeds from the exercise of stock options.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2018 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2018, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 1A.  Risk Factors.

As of September 30, 2018, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 2, 2018. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 2, 2018. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 2, 2018. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 2, 2018. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 2, 2018	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer