Form 10-K
period 2018-12-31
AXCELIS TECHNOLOGIES INC
filed 2019-03-11
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018:  $640,157,087

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 4, 2019:  32,741,315

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 14, 2019 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 95.3% of our revenue in 2018, with the remaining 4.7% of revenue derived from other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

Despite a significant slowdown in memory spending in the second half of 2018, revenue increased by nearly 8% over 2017, with systems revenue increasing by 6.7%, and revenues from Customer Support & Innovation (“CS&I”), our aftermarket business, increasing by nearly 10%.  2018 full year gross margin exceeded 40% and cash increased by 33% to $178.0 million.

Our 2018 results were the product of hard work across the Company over prior years to expand the Purion install base to a large and diverse group of customers. We have focused on key markets in the mature process technology sector such as image sensor, power device and mature foundry and logic. We developed Purion product extensions specifically for these markets and becoming key partners with these customers.  As a result, our fourth quarter 2018 revenues showed a split of 68% mature process technology and 32% memory, illustrating our expansion into the mature process technology sector, and the reduction in our dependence on memory customers.  For the full year the mix was 54% mature process technology and 46% memory.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable, financial performance, which we expect to continue to deliver in 2019. Our performance is subject to risks and uncertainties discussed below under Item 1A Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things,” and data storage servers. Types of semiconductor chips include dynamic random-access memory (“DRAM”) and “negative and” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The increased number of devices providing information to and receiving information from the Internet, sometimes referred to as the “Connected World,” is increasing demand for chips. These chips are used in data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory chips to support the storage of data, internet streaming and “cloud computing” data analytics.

Most semiconductor chips are built on silicon wafers of either 200mm (8 inches) or 300mm (12 inches) in diameter. Each semiconductor chip is made up of millions of tiny transistors or “switches” to control the functions of the device. Transistors are created in the silicon wafer by introducing various precisely placed impurities into the silicon in specific patterns.

Semiconductor chip manufacturers own or manage wafer fabrication facilities (often referred to as “fabs”), which utilize many different types of equipment in the making of integrated circuits. Over 300 process steps utilizing over 50 different types of process tools are required to make a single device like a microprocessor. Semiconductor chip manufacturers seek device performance benefits through new products and technology enhancements and productivity improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities.

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

Axcelis’ Strategy

Axcelis’ 2019 strategic initiatives are:

•	Continue to expand our Purion footprint within our existing customer base
•	Penetrate Japanese and advanced foundry/logic markets with Purion
•	Capitalize on successful market segmentation strategy by releasing new Purion product extensions focused on key market segments
•	Drive Customer Support & Innovation revenues by delivering excellent customer service and innovative, high value products and services
•	Deliver gross margins of 41% for full year 2019

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

Ion Implantation Systems

Ion implantation is a principal step in the transistor formation cycle of the semiconductor chip manufacturing process. Ion implantation is also used to change the material characteristics of the silicon for reasons other than electrical doping, a process known as “material modification.”  An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a wafer. These dopants are ionized and therefore have an electrical charge state.  This electric charge state allows the dopants to be accelerated, focused and filtered with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined energy level (ranging between several hundred and eight million electron‑volts) and with a precisely defined beam current level (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a “stencil” to pattern devices so that the dopants will only enter the wafer where needed. Typical process flows require twenty implant steps, with the most advanced processes requiring thirty or more steps. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt/twist (angle of wafer relative to the ion beam).

In order to efficiently cover the wide range of implant steps, three different types of implanters have been developed, each targeted at a specific range of applications, primarily defined by dose and energy. The three traditional implanter types are referred to as high energy, medium current and high current:

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

The Purion Platform and Family of Ion Implanters

Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Our Purion flagship systems are all based on a common platform which enables a unique combination of implant purity, precision and productivity. Combining a state‑of‑the‑art single wafer end station, with advanced spot beam architectures (that ensures all points across the wafer see the same beam condition at the same beam angle),  Purion products enable exceptional process control to optimize devise performance and yield, at high productivity.

•

High Energy Implant.  Our Purion XE high energy system combines Axcelis’ production‑proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. Axcelis is a market leader in high energy ion implanters, and we expect to maintain our leadership in the high energy segment through sales of both our legacy multi‑wafer high energy systems and the Purion XE, the Purion EXE and the Purion VXE.

•

Medium Current Implant.  Our Purion M medium current system offers higher productivity and lower electrical energy consumption compared to competitive offerings, in addition to other advantages. Our Purion M systems also offer differentiated capabilities for specialty applications.

•

High Current Implant.  Our Purion H spot beam, high current system covers all traditional high current requirements as well as those associated with emerging and future devices. Purion H capabilities extend beyond traditional high current energy and dose ranges, in order to cover new device fabrication requirements as well as to maximize capital utilization and flexibility.  In addition, Purion H provides advantages for material modification applications, including those requiring hot and cold implant capabilities.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our Customer Support and Innovation (“CS&I”), business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 3,200 of our products are in use in 31 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and applications support out of our field offices to customers located in 31 countries. Revenue generated through our CS&I business represented 36.6%, 36.0% and 47.8% of revenue in 2018,  2017 and 2016, respectively.

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

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Germany, Singapore, Japan and Italy. In February 2018, we entered into a distribution and service agreement with SCREEN Semiconductor Solutions, a subsidiary of SCREEN Holdings Co. Ltd., for our Purion ion implant product line in Japan.

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 87.7%, 84.9% and 80.0% of total revenue in 2018,  2017 and 2016, respectively. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10‑K for a breakdown of our revenue and long‑lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2018, the top 20 semiconductor chip manufacturers accounted for approximately 88.8% of total semiconductor capital equipment spending, down from 90.9% in 2017. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2018,  revenues from each of Samsung Electronics Co, Ltd., and SK hynix represented 10 percent or more of consolidated revenues and the loss of these customers would have a material adverse effect on our business.

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. Our Beverly, Massachusetts Advanced Technology Center houses a process development laboratory with 12,500 sq. ft. of class 10/100/1000 clean room for product demonstrations and process development and a 34,000 sq. ft. customer training center. The Advanced Technology Center provides infrastructure and process capabilities that allow customers to test their unique process steps on our systems under conditions that substantially replicate the customers’ production environments. This facility also provides significant capability for our research and development efforts.

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

Our expenses for research and development were $51.9 million, $43.1 million and $34.4 million in 2018,  2017 and 2016, respectively, or 11.7%, 10.5% and 12.9% of revenue, respectively. We expect that research and development expenditures will continue to represent a similar level of investment in future years.

Manufacturing

We manufacture products at our 417,000 sq. ft. ISO 9001:2015, ISO 14001:2015 certified plant in Beverly, Massachusetts. Our facility employs best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

Our clean manufacturing process uses class 1,000/10,000 space to facilitate most of our manufacturing requirements.

Our core competency in manufacturing and supply chain management is built around system assembly and testing, which remains an in‑house capability due to the high degree of expertise and intellectual property associated with the process and design. Non‑core work is sourced to one of several global partners and includes items such as vacuum systems, wafer handling and commodity‑level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

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

Installation of our equipment is provided by factory and field teams. The process includes assembling the equipment at our installation site, and after it has been connected, recalibrating it to factory specifications.

Competition

The semiconductor industry is highly competitive and is characterized by a small number of participants ranging in size. Significant competitive factors in the semiconductor capital equipment market include price, cost of ownership, equipment performance, customer support, capabilities and breadth of product line.

In ion implantation, we mainly compete against Applied Materials, Inc. Applied Materials and Axcelis are the only ion implant manufacturers with a full range of implant products, and service and support infrastructures able to service our customers globally. Three other niche players we compete with from time to time include Advanced Ion Beam Technology, Inc., Nissin Ion Implantation Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of January 1, 2019, we had 243 active patents issued in the United States and 491 active patents granted in other countries, as well as 216 patent applications (48 in the United States and 168 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $65.1 million and $87.3 million as of December 31, 2018 and 2017, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and are typically due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2018 were $42.1 million compared to $103.8 million in the quarter ended December 31, 2017.

Employees

As of December 31, 2018, we had 992 employees and 87 temporary staff worldwide, of which 761 work in North America, 261 in Asia and 57 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

We are proud of our commitment to improving our environment. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO 9001:2015 and ISO 14001:2015 certified at our Beverly, MA facility.

Executive Officers of the Registrant

Mary G. Puma, 61, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation and Semiconductor Equipment and Materials International (SEMI).

Kevin J. Brewer, 60, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company’s Electronic Systems and Missile Systems groups.

John E. Aldeborgh,  62, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. (an ion implantation systems business acquired by Applied Materials Inc. in 2011) from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

William Bintz,  62, is our Executive Vice President, Product Development since November 2016. From 2011 until November 2016, Mr. Bintz served as Executive Vice President, Product Development, Engineering and Marketing. Prior to that, he served as Senior Vice President, Marketing beginning in September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

Lynnette C. Fallon, 59, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

Douglas A. Lawson, 58, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the Company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

Russell J. Low, Ph. D., 48,  is our Executive Vice President, Engineering, having joined Axcelis in October 2016.  Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012.  From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology.  Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. from 1997 to 2003.

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

Historically, a significant portion of our product revenue and all of our service revenue relates to our sale of “aftermarket” products and services, which include parts, consumables, upgrades, service contracts, and time and materials billings. Some of our customers purchase fewer aftermarket products and services, often training their own staff to maintain and service semiconductor capital equipment rather than relying on the equipment manufacturer for these services. In addition, we compete against third party parts suppliers for the sale of parts and consumables that are not protected by patents or otherwise proprietary. To the extent our customers purchase parts and services from other vendors or provide their own system maintenance labor, our revenue and profitability will be less.

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

Management may from time to time provide financial forecasts to investors. These forecasts are based on assumptions, which are believed to be reasonable when made, of the timing of system orders, system shipments, system acceptance and aftermarket revenue. Any of these assumptions can prove erroneous and the level of revenue recognizable in a particular quarter may vary from the forecast. Our lengthy sales cycle, coupled with customers’ competing capital budget considerations, make revenue difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenue and operating results for a quarter depend on our shipping systems on previous orders as scheduled during that quarter, receiving customer acceptance of previously shipped products, and obtaining new orders for products and services to be provided in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in revenue from new orders, including aftermarket revenue, could materially affect our financial results.

Accounting rules addressing revenue recognition add more complexity in forecasting quarterly revenue and profitability. Orders for our products usually contain multiple performance obligations that result in revenue deferral under generally accepted accounting principles. Due to the foregoing factors, investors should understand that our actual financial results for a quarter may vary significantly from our forecasts of financial performance for that quarter. Failure to meet forecasted financial performance may have an adverse effect on the price of our common stock.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers.  In 2018, our top ten customers accounted for 76.9% of our net sales, in comparison to 73.3% and 70.2% in 2017 and 2016, respectively. None of our customers have entered into a long‑term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Axcelis is subject to the risks of operating internationally: we derive a substantial portion of our revenue from outside the United States, especially from Asia.

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non‑U.S. customers and sales by our non‑U.S. subsidiaries, accounted for 87.7% of total revenue in 2018 in comparison to 84.9% of total revenue in 2017 and 80.0% in 2016. Ion implanter system shipments to Asian customers represented 86.6% of total system shipment dollars in 2018 in comparison to 82.6% in 2017 and 75.3% in 2016. We anticipate that international sales will continue to account for a significant portion of our revenue. The potential increased investment in semiconductor chip manufacturing capability in China is expected to result in both risk and opportunity. Because of our dependence upon international sales, our results and prospects may be adversely affected by a number of factors, including:

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

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. However, the aftermarket revenues of our non-U.S. subsidiaries, and most of the operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies.  The translation of these operating results into U.S. dollars in our Consolidated Statement of Operations can result in other income (expense).  Similarly, the translation of asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).  Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2018, approximately 22.5% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2018, our operations outside of the United States accounted for approximately 12.9% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

Axcelis is exposed to risks related to cybersecurity threats and incidents.

In the conduct of our business, Axcelis collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2017 Verizon Data Breach Investigation Report, attempts to access confidential business information make up almost all of the cyber security risk for a manufacturing company, with 93% of the threat actors external to the targeted company.  Verizon reported that most of the attacks are conducted by state-affiliated actors who are an “advanced persistent threat.”  Axcelis has been and expects to be subject to cybersecurity threats and incidents, including employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date. Axcelis devotes significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Axcelis’ and that of third parties); reputational damage; litigation with third parties; diminution in the value of Axcelis’ investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. These adverse outcomes could negatively impact our revenues, expenses, profitability and asset values.

Our proprietary technology may be vulnerable to efforts by competitors to challenge or design around, potentially reducing our market share.

We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, our competitors may be able to challenge, design around or legitimately use the proprietary technology embedded in our systems or other technology or information used in our business. If this occurs, the value of our proprietary technology will be diminished. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficient to prevent others from using technology that is similar to or the same as our technology. Patents issued to us may be challenged, and might be invalidated or circumvented and any rights granted under our patents may not provide adequate protection to us. Our competitors may independently develop similar technology, duplicate features of our products or design around patents that may be issued to us. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce or defend our intellectual property rights. Finally, all patents expire after a period of time (in the U.S., patents expire 20 years from the date of filing of the patent application). Our market share could be negatively impacted by the invalidation or expiration of a patent which had created a barrier for our competitors.

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

From time to time, claims and proceedings may be asserted against us relative to patent validity or infringement matters. We typically agree to indemnify our customers from liability to third parties for intellectual property infringement arising from the use of our products in their intended manner. Therefore, we may receive notification from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets, even if the claims are without merit, could be very expensive and could divert the attention of our management. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to remove certain features from our products or seek costly licenses from third parties or prevent us from manufacturing and selling our systems. In addition, infringement indemnification clauses in system sale agreements may require us to take other actions or require us to provide certain remedies to customers who are exposed to indemnified liabilities. Any of these situations could have a material adverse effect on our business results.

If operations were disrupted at Axcelis’ primary manufacturing facility, it would have a negative impact on our business.

We have one primary manufacturing facility located in Massachusetts. Our operations could be subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers and could result in cancellation of orders or loss of customers, which could seriously harm our business.

If we do not have access to capital on favorable terms, on the timeline we anticipate, or at all, our financial condition and results of operations could be materially adversely affected.

We require a substantial amount of capital to meet our operating requirements and remain competitive. We routinely incur significant costs to purchase inventory to meet expected system sales, to develop and introduce new products, and to place evaluation systems at new customer sites.  Our Board has also authorized management to repurchase shares of our common stock under a one year stock repurchase program.  There can be no assurance that we will realize a return on the capital expended. Although our current cash levels are expected to be adequate for our foreseeable cash requirements, if our operating results falter, or our cash flow or capital resources prove inadequate, we may incur debt to fund these requirements. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. Any inability to obtain funding on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive, and materially and adversely affect our results of operations and financial condition.

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The stock markets in general, and the markets for semiconductor equipment stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

The market price of the common stock may also fluctuate significantly in response to the following factors, among others, some of which are beyond our control:

•	variations in our quarterly operating results;

•	the issuance or repurchase of shares of our common stock;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

The trading price of our common stock in the past has had significant volatility, and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

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

As of December 31, 2018,  we also leased 45 other properties, of which 11 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Malaysia, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

Our Beverly, Massachusetts facility is ISO 9001:2015 and ISO 14001:2015 and our European office is ISO 9001:2015 certified.

Item 3.  Legal Proceedings.

We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations. We are, from time to time, a party to litigation that arises in the normal course of our business operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of March 4, 2019, we had approximately 1,500 stockholders of record. We have never paid any cash dividends to our stockholders and do not anticipate paying cash dividends in the foreseeable future. The remainder of the information required by Item 5 of Form 10-K is incorporated by reference to the information responsive thereto contained in the section of the Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2019 captioned “Proposal 2: Approval of Amendment to the 2012 Equity Incentive Plan – Current Equity Compensation Plan Information.”

Item 6.  Selected Financial Data.

The following selected consolidated statements of operations data for each of the three years ended December 31, 2018,  2017 and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10‑K. The selected consolidated balance sheets data as of December 31, 2016 and 2015, and the statements of operations data for the years ended December 31, 2015 and 2014, have been derived from the audited financial statements contained in our Form 10‑K filed on March 14,  2017.  The consolidated balance sheets data as of December 31, 2014 have been derived from the audited financial statements contained in our Form 10-K filed on March 4, 2016.

The historical financial information set forth below may not be indicative of our future performance and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 15 of Part IV, respectively, of this Form 10‑K.

	Year ended December 31,
	2018*	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$442,575	$410,561	$266,980	$301,495	$203,051
Gross profit	179,636	150,247	99,598	101,706	70,164
Income (loss) from operations	59,959	47,842	16,623	20,718	(10,661)
Income (loss) before income taxes	54,705	43,831	11,024	15,205	(10,167)
Net income (loss)	45,885	126,959	11,001	14,678	(11,266)
Net income (loss) per share:
Basic	$1.42	$4.11	$0.38	$0.51	$(0.40)
Diluted	$1.35	$3.80	$0.36	$0.49	$(0.40)
Shares used in computing basic and diluted per share amounts:
Basic	32,286	30,866	29,195	28,595	27,863
Diluted	34,002	33,436	30,947	30,229	27,863
Consolidated balance sheets data:
Cash and cash equivalents	$177,993	$133,407	$70,791	$78,889	$30,753
Working capital	311,774	260,488	192,998	185,589	126,541
Total assets	548,441	488,218	302,231	281,784	221,158
Long-term liabilities	55,107	55,321	53,045	53,652	7,204
Stockholders’ equity	408,337	353,610	201,455	183,764	161,856

* The adoption of ASC 606 on January 1, 2018 resulted in increases to revenue of $1.0 million, to net income of $0.9 million and basic and diluted earnings per share of $0.03 for the twelve months ended December 31, 2018.

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

Despite a significant slowdown in memory spending in the second half of 2018, revenue increased by nearly 8% over 2017, with systems revenue increasing by 6.7%, and revenues from Customer Support & Innovation (“CS&I”), our aftermarket business, increasing by nearly 10%.  2018 full year gross margin exceeded 40% and cash increased by 33% to nearly $178 million.

Our 2018 results were the product of hard work across the Company over prior years to expand the Purion install base to a large and diverse group of customers. We have focused on key markets in the mature process technology sector such as image sensor, power device and mature foundry and logic. We developed Purion product extensions specifically for these markets, becoming key partners with these customers.  As a result, our fourth quarter 2018 revenues showed a split of 68% mature process technology and 32% memory, illustrating our expansion into the mature process technology sector, and the reduction in our dependence on memory customers.  For the full year the mix was 54% mature process technology and 46% memory.

We also continued to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies.  In 2018, the top 20 semiconductor chip manufacturers accounted for approximately 88.8% of total semiconductor capital equipment spending, down from 90.9% in 2017. Our net revenue from our ten largest customers accounted for 76.9% of total revenue for the year ended December 31, 2018 compared to 73.3% and 70.2% of revenue for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2018,  we had two customers representing 20.1% and 12.1% of total revenue, respectively.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies see Note 2 to the consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the stand alone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met.   Our revenue recognition policies are set forth in section (i) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

We did not record an impairment charge in the years ended December 31, 2018,  2017 or 2016.

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

Inventory—Provision for Excess and Obsolescence and Lower of Cost or Net Realizable Value

We record a provision for estimated excess and obsolete inventory and lower of cost or net realizable value. The provision is determined using management’s assumptions of materials usage, based on estimates of forecasted and historical demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write‑downs may be required.

Although we make every effort to ensure the accuracy of our forecasts or product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technical developments would significantly impact the value of our inventory and our reported operating results. In the future, if we determine that inventory needs to be written down, we will recognize such costs in our cost of revenue at the time of such determination. If we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

Stock-based Compensation

Stock‑based compensation expense for equity awards with service‑based conditions is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. The fair value of restricted stock unit grants is determined using the closing price of our common stock on the date of grant. In contrast, estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk‑free interest rates over the expected term of the options and the expected forfeiture rate.

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

We  may issue stock option grants with vesting based on performance or market conditions, such as the price of our common stock, or, a combination of time, performance or market conditions. The fair values and derived service periods for all grants that have vesting based on performance or market conditions are estimated using the Monte Carlo valuation method. For each stock option grant with vesting based on a combination of time or market conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

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

Our income tax expense includes the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest related to unrecognized tax benefits as interest expense and penalties as operating expense.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended December 31,
	2018	2017	2016
Revenue:
Product	94.0%	94.3%	91.5%
Services	6.0	5.7	8.5
Total revenue	100	100	100
Cost of revenue:
Product	53.4	57.2	55.8
Services	6.0	6.2	6.9
Total cost of revenue	59.4	63.4	62.7
Gross profit	40.6	36.6	37.3
Operating expenses:
Research and development	11.7	10.5	12.9
Sales and marketing	7.8	6.9	8.9
General and administrative	7.5	7.5	9.2
Restructuring Charge	—	—	0.1
Total operating expenses	27.0	24.9	31.1
Income from operations	13.6	11.7	6.2
Other (expense) income:
Interest income	0.5	0.2	0.1
Interest expense	(1.2)	(1.3)	(1.9)
Other, net	(0.6)	0.1	(0.3)
Total other expense	(1.3)	(1.0)	(2.1)
Income before income taxes	12.3	10.7	4.1
Income tax provision (benefit)	1.9	(20.2)	—
Net income	10.4%	30.9%	4.1%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
Product	$415,922	$387,124	$28,798	7.4%	$387,124	$244,295	$142,829	58.5%
Percentage of revenue	94.0%	94.3%			94.3%	91.5%
Services	26,653	23,437	3,216	13.7%	23,437	22,685	752	3.3%
Percentage of revenue	6.0%	5.7%			5.7%	8.5%
Total revenue	$442,575	$410,561	$32,014	7.8%	$410,561	$266,980	$143,581	53.8%

2018 Compared with 2017

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $415.9 million or 94.0% of revenue in 2018, compared with $387.1 million, or 94.3% of revenue in 2017. The increase in product revenue in 2018 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2018 and 2017 was $22.6 million and $18.1 million, respectively. The increase was primarily due to the increased number of systems sold in the current year.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on‑site service personnel, was $26.7 million, or 6.0% of revenue for 2018, compared with $23.4 million, or 5.7% of revenue for 2017. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

2017 Compared with 2016

Product

Product revenue was $387.1 million or 94.3% of revenue in 2017, compared with $244.3 million, or 91.5% of revenue in 2016.  The increase in product revenue in 2017 was primarily driven by an increase in the number of Purion systems sold.

The total amount of deferred revenue at December 31, 2017 and 2016 was $18.1 million and $11.0 million, respectively. The increase was primarily due to the increased number of systems sold in the current year.

Services

Services revenue was $23.4 million, or 5.7% of revenue for 2017, compared with $22.7 million, or 8.5% of revenue for 2016.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also uses revenue categorizations which breakdown revenue into other groupings. Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

•	Ion implant revenue separate from revenue from legacy non-implant product lines, given that ion implantation systems are critical to our growth and strategic objectives;
•	Systems and aftermarket revenues, in which “Aftermarkets” is
A.	the portion of Product revenue relating to spare parts, product upgrades and used systems combined with
B.	Service revenue, which is the labor component of aftermarket revenues;

Aftermarket purchases reflect current fab utilization as opposed to System purchases which reflect capital investment decisions by our customers, which have differing economic drivers;

•	Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and
•

Revenue by our customers’ end markets, since they tend to be subject to different economic environments at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period; currently, management uses three end market categories:  Memory, mature technology processes and leading edge foundry and logic.

The ion implant and aftermarket revenue categories for recent periods are discussed below.

2018 Compared with 2017

Ion Implant

Revenue from sales of ion implantation products and related service was $421.7 million, or 95.3% of total revenue in 2018, compared with $391.1 million, or 95.2%, of total revenue in 2017.

Aftermarket

We refer to the business of selling spare parts, product upgrades, and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Revenue from our aftermarket business was $162.2 million in 2018, compared to $147.9 million for 2017. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

2017 Compared with 2016

Ion Implant

Revenue from sales of ion implantation products and related service was  $391.1 million, or 95.2% of total revenue in 2017, compared with $248.9 million, or 93.2%, of total revenue in 2016.

Aftermarket

Revenue from our aftermarket business was  $147.9 million in 2017, compared to $127.7 million for 2016.

Gross Profit / Gross Margin

The following table sets forth our gross profit:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(dollars in thousands)
Gross Profit:
Product	$179,476	$152,192	$27,284	17.9%	$152,192	$95,288	$56,904	59.7%
Product gross margin	43.2%	39.3%			39.3%	39.0%

Services	160	(1,945)	2,105	(108.2)%	(1,945)	$4,310	(6,255)	(145.1)%
Services gross margin	0.6%	(8.3)%			(8.3)%	19.0%
Total gross profit	$179,636	$150,247	$29,389	19.6%	$150,247	$99,598	$50,649	50.9%
Gross margin	40.6%	36.6%			36.6%	37.3%

2018 Compared with 2017

Product

Gross margin from product revenue was 43.2% for the twelve months ended December 31, 2018, compared to 39.3% for the twelve months ended December 31, 2017. The increase in gross margin of 3.9%  resulted from improved margins on Purion systems and a lower excess reserve for inventory due to a $6.2 million write-down of Legacy inventory in 2017.

Services

Gross margin from services revenue was 0.6% for the twelve months ended December 31, 2018, compared to (8.3)% for the twelve months ended December 31, 2017. The increase in gross margin in the recent period is primarily attributable to decreased costs on service contracts.

2017 Compared with 2016

Product

Gross margin from product revenue was 39.3% for the twelve months ended December 31, 2017, compared to 39.0% for the twelve months ended December 31, 2016. The increase in gross margin of 0.3% resulted from improved margins on Purion systems, partially offset by a $6.2 million write-down of Legacy inventory in 2017.

Services

Gross margin from services revenue was (8.3)% for the twelve months ended December 31, 2017, compared to 19.0% for the twelve months ended December 31, 2016.  The decrease in gross margin is primarily attributable to increased costs on service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$51,876	$43,071	$8,805	20.4%	$43,071	$34,402	$8,669	25.2%
Percentage of revenue	11.7%	10.5%			10.5%	12.9%
Sales and marketing	34,608	28,532	6,076	21.3%	28,532	23,839	4,693	19.7%
Percentage of revenue	7.8%	6.9%			6.9%	8.9%
General and administrative	33,193	30,802	2,391	7.8%	30,802	24,452	6,350	26.0%
Percentage of revenue	7.5%	7.5%			7.5%	9.2%
Restructuring charges	—	—	—	—%	—	282	(282)	(100)%
Percentage of revenue	—%	—%			—%	0.1%
Total operating expenses	$119,677	$102,405	$17,272	16.9%	$102,405	$82,975	$19,430	23.4%
Percentage of revenue	27.0%	24.9%			24.9%	31.1% %

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $74.3 million, or 62.1% of our total operating expenses, for the year ended December 31, 2018; $64.5 million, or 63.0%, of our total operating expenses for the year ended December 31, 2017; and $47.6 million, or 57.5%, of our total operating expenses for the year ended December 31, 2016.

Research and Development

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$ %		2017	2016	$ %
	(dollars in thousands)
Research and development	$51,876	$43,071	$8,805	20.4%	$43,071	$34,402	8,669	25.2%
Percentage of revenue	11.7%	10.5%			10.5%	12.9%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2018 Compared with 2017

Research and development expense was $51.9 million in 2018, an increase of $8.8 million, or 20.4%, compared with $43.1 million in 2017. The increase was primarily due to increased headcount and to project costs to support development of new Purion products and extensions.

2017 Compared with 2016

Research and development expense was $43.1 million in 2017, an increase of approximately $8.7 million, or 25.2%, compared with $34.4 million in 2016. The increase was primarily due to variable incentive plan expense and to a lesser extent to increased headcount.

Sales and Marketing

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$ %		2017	2016	$ %
	(dollars in thousands)
Sales and marketing	$34,608	$28,532	$6,076	21.3%	$28,532	$23,839	$4,693	19.7%
Percentage of revenue	7.8%	6.9%			6.9%	8.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2018 Compared with 2017

Sales and marketing expense was $34.6 million in 2018, an increase of $6.1 million, or 21.3%, compared with $28.5 million in 2017.  The increase was primarily due to increased headcount.

2017 Compared with 2016

Sales and marketing expense was $28.5 million in 2017, an increase of $4.7 million, or 19.7%, compared with $23.8 million in 2016. The increase was primarily due to variable incentive plan expense and to a lesser extent to increased headcount.

General and Administrative

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$ %		2017	2016	$ %
	(dollars in thousands)
General and administrative	$33,193	$30,802	$2,391	7.8%	$30,802	$24,452	6,350	26.0%
Percentage of revenue	7.5%	7.5%			7.5%	9.2%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

2018 Compared with 2017

General and administrative expense was $33.2 million in 2018,  an increase of $2.4 million, or 7.8% compared with $30.8 million in 2017.  The increase was primarily due to increases in professional and consulting fees and to a lesser extent, increased headcount.

2017 Compared with 2016

General and administrative expense was $30.8 million in 2017, an increase of $6.4 million, or 26.0% compared with $24.5 million in 2016. The increase was primarily due to variable incentive plan expense and to a lesser extent to increased headcount.

Restructuring

We from time to time incur expenses relating to restructuring.

2017 Compared with 2016

During the year ended December 31, 2016 we recorded $0.3 million to restructuring expense due to a consolidation in our customer base.

Other (Expense) Income

Other (expense) income consists primarily of interest expense relating to the lease obligation we incurred in connection with the 2015 sale of our headquarters facility (“sale leaseback”) and other financing obligations, foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, as well as interest earned on our invested cash balances.

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$ %		2017	2016	$ %
	(dollars in thousands)
Other expense	$(5,254)	$(4,011)	$(1,243)	31%	$(4,011)	$(5,599)	1,588	(28.4)%
Percentage of revenue	(1.3)%	(1.0)%			(1.0)%	(2.1)%

2018 Compared with 2017

Other expense for the year ended December 31, 2018 was $5.3 million, which includes $5.1 million of interest expense related to our sale leaseback obligation, $1.3 million of foreign currency translation losses, other miscellaneous expense of $1.2 million, partially offset by interest income of $2.3 million. Other expense for the year ended December 31, 2017 was $4.0 million, which includes $5.1 million of interest expense related to our sale leaseback obligation and other miscellaneous expense of $0.7 million, partially offset by interest income of $0.7 million and $1.1 million of foreign currency translation gains.

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

Income Taxes

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2018	2017	$ %		2017	2016	$	%
	(dollars in thousands)
Income tax provision (benefit)	$8,820	$(83,128)	$91,948	(111)%	$(83,128)	$23	(83,151)	*NM	%
Percentage of revenue	1.9%	(20.2)%			(20.2)%	—%

2018 Compared with 2017

Income tax expense was $8.8 million for the year ended December 31, 2018 compared to an income tax benefit of $83.1 million in the previous year. The income tax expense of $8.8 million in 2018 reflects a net effective tax rate of 16.1% on our worldwide pre-tax income.  The income tax benefit of $83.1 million in 2017 was primarily due to the release of our valuation allowance on our deferred tax assets. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2018, we had $71.9 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. We have continued to maintain a $6.8 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. If future operating results of the U.S. or these foreign jurisdictions significantly exceed expectations, it is reasonably possible that there could be a further reduction in the valuation allowance in the future. Further reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

2017 Compared with 2016

Income tax benefit was $83.1 million for the year ended December 31, 2017, compared to $0.1 million income tax expense for the year ended December 31, 2016. The income tax benefit of $83.1 million in 2017 was primarily due to the release of our valuation allowance on our deferred tax assets. Our income tax expense for the year ended December 31, 2016 was due to operating results of foreign entities in jurisdictions in Europe and Asia, where we earned taxable income.

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

In 2018, $47.0 million of cash was provided by operating activities. This compares to  $56.3 million of cash provided by operations in 2017. Cash and cash equivalents at December 31, 2018 was $178.0 million, compared to $133.4 million at December 31, 2017. Approximately $16.2 million of cash was located in foreign jurisdictions as of December 31, 2018. In addition to the cash and cash equivalent balance at December 31, 2018,  we had $6.9 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the lease on our corporate headquarters in Beverly, Massachusetts, a $0.8 million letter of credit relating to workers’ compensation insurance, a $0.1 million bank guarantee and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2018 was $311.8 million. At December 31, 2018,  we had no bank debt.

Capital expenditures were $4.7 million and $7.3 million for the years ended December 31, 2018 and 2017, respectively. Total capital expenditures for 2019 are projected to be approximately $14.5 million. Future capital expenditures beyond 2019 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash provided by financing activities was $1.2 million and $15.1 million for the years ended December 31, 2018 and 2017, respectively. In both years, the cash provided by financing activities was mainly due to the exercise of stock options and proceeds received from the employee stock purchase plan.

We have outstanding letters of credit and surety bonds in the amount of $10.7 million to cover the security deposit under the lease of our headquarters, workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

On January 12, 2019 we announced that our Board of Directors authorized a one-year share repurchase program of up to $35 million of our common stock. These shares may be purchased in the open market or through privately negotiated transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

The following represents our commercial commitments as of December 31, 2018 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2019	2020	2021
Surety bonds	$4,066	$1,167	$287	$2,612
Standby letters of credit, deposits and bank guarantees	6,864	6,799	65	—
Total	$10,930	$7,966	$352	$2,612

The following represents our contractual obligations as of December 31, 2018 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	2024 - Beyond
Sale leaseback obligation	$115,161	$5,594	$11,568	$12,094	$85,905
Purchase order commitments	61,573	60,342	208	1,023	—
Operating leases	6,096	3,244	2,741	110	1
Total	$182,830	$69,180	$14,517	$13,227	$85,906

We have no off‑balance sheet arrangements at December 31, 2018, exclusive of operating leases.

We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $67.1 million at December 31, 2018. These carryforwards, which expire principally between 2019 and 2038, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2018, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2018, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $4.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. We anticipate that U.S. tax resulting from remitting such earnings will be off‑set by net operating loss or credit carryforwards to the extent available. In addition, we do not anticipate incurring a foreign withholding tax on remitting such earnings since we do not intend to remit the earnings as dividends.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long‑term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Related‑Party Transactions

There are no significant related‑party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2018, or in this Annual Report on Form 10‑K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10‑K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents at December 31, 2018. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2018 and 2017, approximately 22.5% and 23.5% of our revenue were derived in local currencies from foreign operations with this inherent risk. In addition, at both December 31, 2018 and 2017, our operations outside of the United States accounted for approximately 12.9% and 14.6% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We do not use derivative financial instruments in managing our foreign currency exchange risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 11, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 11, 2019

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10‑K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 14,  2019 (the “Proxy Statement”) captioned:

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

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10‑K is incorporated by reference from the information responsive thereto contained in the section captioned “Proposal 3: Ratification of the Appointment of our Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

1)	Financial Statements:

2)	Exhibits

The exhibits filed as part of this Form 10‑K are listed on the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

3)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

            We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 11, 2019

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2018	2017	2016
Revenue:
Product	$415,922	$387,124	$244,295
Services	26,653	23,437	22,685
Total revenue	442,575	410,561	266,980
Cost of revenue:
Product	236,446	234,932	149,007
Services	26,493	25,382	18,375
Total cost of revenue	262,939	260,314	167,382
Gross profit	179,636	150,247	99,598
Operating expenses:
Research and development	51,876	43,071	34,402
Sales and marketing	34,608	28,532	23,839
General and administrative	33,193	30,802	24,452
Restructuring charges	—	—	282
Total operating expenses	119,677	102,405	82,975
Income from operations	59,959	47,842	16,623
Other (expense) income:
Interest income	2,328	714	238
Interest expense	(5,110)	(5,121)	(5,073)
Other, net	(2,472)	396	(764)
Total other expense	(5,254)	(4,011)	(5,599)
Income before income taxes	54,705	43,831	11,024
Income tax provision (benefit)	8,820	(83,128)	23
Net income	$45,885	$126,959	$11,001
Net income per share:
Basic	$1.42	$4.11	$0.38
Diluted	$1.35	$3.80	$0.36
Shares used in computing net income per share:
Basic weighted average common shares	32,286	30,866	29,195
Diluted weighted average common shares	34,002	33,436	30,947

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2018	2017	2016
Net income	$45,885	$126,959	$11,001
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,794)	4,347	(847)
Amortization of actuarial loss and other adjustments from pension plan	66	108	(1)
Total other comprehensive (loss) income	(1,728)	4,455	(848)
Comprehensive income	$44,157	$131,414	$10,153

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$177,993	$133,407
Short-term restricted cash	—	750
Accounts receivable, net	78,727	75,302
Inventories, net	129,000	120,544
Prepaid expenses and other current assets	11,051	9,772
Total current assets	396,771	339,775
Property, plant and equipment, net	41,149	36,168
Long-term restricted cash	6,909	6,723
Deferred income taxes	71,939	83,148
Other assets	31,673	22,404
Total assets	$548,441	$488,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,955	$32,642
Accrued compensation	19,218	20,955
Warranty	4,819	4,112
Income taxes	462	273
Deferred revenue	19,513	16,181
Other current liabilities	5,030	5,124
Total current liabilities	84,997	79,287
Sale leaseback obligation	47,757	47,714
Long-term deferred revenue	3,071	1,964
Other long-term liabilities	4,279	5,643
Total liabilities	140,104	134,608
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,558 shares issued and outstanding at December 31, 2018; 32,048 shares issued and outstanding at December 31, 2017	33	32
Additional paid-in capital	565,116	556,147
Accumulated deficit	(157,260)	(204,745)
Accumulated other comprehensive income	448	2,176
Total stockholders’ equity	408,337	353,610
Total liabilities and stockholders’ equity	$548,441	$488,218

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	29,026	$29	$529,089	$(1,218)	$(342,705)	$(1,431)	$183,764
Net income	—	—	—	—	11,001	—	11,001
Foreign currency translation adjustments	—	—	—	—	—	(847)	(847)
Change in pension obligation	—	—	—	—	—	(1)	(1)
Exercise of stock options	392	1	2,237	—	—	—	2,238
Issuance of shares under Employee Stock Purchase Plan	22	—	325	—	—	—	325
Issuance of restricted common shares	108	—	(11)	—	—	—	(11)
Treasury shares returned to authorized	(30)	—	(1,218)	1,218	—	—	—
Reverse stock split issuance costs	—	—	(145)	—	—	—	(145)
Stock-based compensation expense	—	—	5,131	—	—	—	5,131
Balance at December 31, 2016	29,518	30	535,408	—	(331,704)	(2,279)	201,455
Net income	—	—	—	—	126,959	—	126,959
Foreign currency translation adjustments	—	—	—	—	—	4,347	4,347
Change in pension obligation	—	—	—	—	—	108	108
Exercise of stock options	2,358	2	15,512	—	—	—	15,514
Issuance of shares under Employee Stock Purchase Plan	34	—	845	—	—	—	845
Issuance of restricted common shares	138	—	(1,164)	—	—	—	(1,164)
Stock-based compensation expense	—	—	5,546	—	—	—	5,546
Balance at December 31, 2017	32,048	32	556,147	—	(204,745)	2,176	353,610
Net income	—	—	—	—	45,885	—	45,885
Foreign currency translation adjustments	—	—	—	—	—	(1,794)	(1,794)
Change in pension obligation	—	—	—	—	—	66	66
Exercise of stock options	273	1	1,733	—	—	—	1,734
Issuance of shares under Employee Stock Purchase Plan	55	—	1,025	—	—	—	1,025
Issuance of restricted common shares	182	—	(1,419)	—	—	—	(1,419)
Adjustment to Retained Earnings upon ASC 606 Adoption	—	—	—	—	1,600	—	1,600
Stock-based compensation expense	—	—	7,630	—	—	—	7,630
Balance at December 31, 2018	32,558	$33	$565,116	$—	$(157,260)	$448	$408,337

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$45,885	$126,959	$11,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,772	5,002	4,258
Gain on sale of equipment	—	—	(248)
Deferred income taxes	11,209	(82,085)	519
Stock-based compensation expense	7,784	5,672	5,179
Provision for doubtful accounts	—	—	106
Provision for excess and obsolete inventory	2,205	8,135	1,051
Changes in operating assets & liabilities:
Accounts receivable	(3,877)	(23,573)	(14,135)
Inventories	(10,512)	(10,567)	(6,572)
Prepaid expenses and other current assets	(1,436)	(3,866)	(1,056)
Accounts payable and other current liabilities	(703)	25,000	810
Deferred revenue	6,055	7,079	2,467
Income taxes	196	14	102
Other assets and liabilities	(15,613)	(1,486)	(12,270)
Net cash provided by (used in) operating activities	46,965	56,284	(8,788)

Cash flows from investing activities
Proceeds from sale of equipment	—	—	270
Expenditures for property, plant and equipment and capitalized software	(4,715)	(7,285)	(2,506)
Net cash used in investing activities	(4,715)	(7,285)	(2,236)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,419)	(1,184)	(11)
Financing fees and other expenses	—	—	(146)
Proceeds from Employee Stock Purchase Plan	871	739	277
Proceeds from exercise of stock options	1,734	15,515	2,227
Net cash provided by financing activities	1,186	15,070	2,347

Effect of exchange rate changes on cash and cash equivalents	586	(844)	507
Net increase (decrease) in cash, cash equivalents and restricted cash	44,022	63,225	(8,170)

Cash, cash equivalents and restricted cash at beginning of period	140,880	77,655	85,825
Cash, cash equivalents and restricted cash at end of period	$184,902	$140,880	$77,655

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$858	$583	$525
Interest	$5,470	$5,315	$4,815

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995, and is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive aftermarket service and support, including spare parts, equipment upgrades, used equipment and maintenance services to the semiconductor industry.

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

Events occurring subsequent to December 31, 2018 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

(b)          Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the realizable value of inventories, valuing stock-based compensation instruments and reserves relating to tax assets and liabilities. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

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

For the year ended December 31, 2018 we had $1.3 million in foreign exchange loss. For the year ended December 31, 2017 we had $1.1 million in foreign exchange gains. For the year ended December 31, 2016 we had $0.6 million in foreign exchange losses.

(d)          Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market funds, U.S Government and Agency Securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value.

(e)          Inventories

Inventories are carried at lower of cost or net realizable value, determined using the first‑in, first‑out (“FIFO”) method, or market. We periodically review our inventories and make provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or net realizable value. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

We record a provision for estimated excess inventory. The provision is determined using management’s assumptions of materials usage, based on estimates of demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write‑downs may be required.

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

On January 30, 2015, we sold our corporate headquarters facility. As part of this sale, we also entered into a 22-year lease agreement. We accounted for the sale leaseback transaction as a financing arrangement for financial reporting purposes. We retained the historical costs of the property and the related accumulated depreciation on our financial books within property, plant and equipment and will continue to depreciate the property for financial reporting purposes over the lesser of its remaining useful life or its initial lease term of 22 years.

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

We did not have any indicators of impairment during the period ending December 31, 2018. We did not record an impairment charge in the years ended December 31, 2018, 2017, or 2016.

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

(h)         Concentration of Risk and Off‑Balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash equivalents and accounts receivable. Our cash equivalents are principally maintained in investment grade money‑market funds, U.S. Government and Agency Securities and deposit accounts.

We have no significant off‑balance‑sheet risk such as currency exchange contracts, option contracts or other hedging arrangements.

Our exposure to market risk for changes in interest rates relates primarily to cash equivalents. The primary objective of our investment activities is to preserve principal without significantly increasing risk. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments to manage our investment portfolio and do not expect operating results or cash flows to be affected to any significant degree by any change in market interest rates.

We perform ongoing credit evaluations of our customers’ financial condition and generally requires no collateral to secure accounts receivable. For selected overseas sales, we require customers to obtain letters of credit before product is shipped. We maintain an allowance for doubtful accounts based on our assessment of the collectability of accounts receivable. We review the allowance for doubtful accounts quarterly. We do not have any off‑balance sheet credit exposure related to our customers.

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 76.9%, 73.3% and 70.2% of revenue in 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, we had two customers representing 20.1% and 12.1% of total revenue, respectively. For the year ended December 31, 2017 we had two customers representing 24.9% and 13.1% of total revenue, respectively. For the year ended December 31, 2016, we had one customer representing 17.0% of total revenue.

As of December 31, 2018, we had two customers account for 21.9% and 11.5% of consolidated accounts receivable, respectively. As of December 31, 2017, we had three customers account for 19.8%, 11.8% and 10.6% of consolidated accounts receivable, respectively.

Some of the components and sub‑assemblies included in our products are obtained either from a sole source or a limited group of suppliers. Disruption to our supply source, resulting either from economic conditions or other factors, could affect our ability to deliver products to our customers.

(i)          Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers or (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. To account for and measure revenue, we apply the following five steps:

1)	Identify the contract with the customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Systems sales consist of multiple performance obligations, including the system itself and obligations that are not delivered simultaneously with the system. These undelivered obligations might include a combination of installation services, extended warranty and support and spare parts, all of which are generally covered by a single sales price.

The aftermarket business includes both products and services type arrangements. Performance obligations in these contracts consist of used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. In applying this guidance, Companies must also consider whether any significant financing components exist.

The transaction price for all transactions is based on the price reflected in the individual customer’s purchase order. Variable consideration has not been identified as a significant component of the transaction price for any of our transactions.

For those transactions where all performance obligations will be satisfied within one year or less, we apply the practical expedient outlined in ASC 606-10-32-18. This practical expedient allows us not to adjust promised consideration for the effects of a significant financing component if we expect at contract inception that the period between when we transfer the promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those transactions that are expected to be completed after one year, we have assessed that there are no significant financing components because any difference between the promised consideration and the cash selling price of the good or service is for reasons other than the provision of financing.

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

Where required, we determine standalone selling price (SSP) for each obligation based on consideration of both market and Company specific factors, including the selling price and profit margin for similar products, the cost to produce, and the anticipated margin.

For those contracts that contain multiple performance obligations (primarily systems sales, as well as some aftermarket contracts requiring both time and material inputs), we must determine the SSP. We use a cost plus margin approach in determining the SSP for any materials related performance obligations (such as upgrades, spare parts, systems). To determine the SSP for labor related performance obligations (such as the labor component of installation), we use directly observable inputs based on the standalone sale prices for these services.

5)	Recognize revenue when or as we have satisfied a performance obligation

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets or settle liabilities, and holding or selling the asset.  For over time recognition, ASC 606 requires us to select a single revenue recognition method for the performance obligation that faithfully depicts our performance in transferring control of the goods and services. The guidance allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

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

We have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (i.e. certain aftermarket contracts), as such we have elected a practical expedient to recognize revenue in the amount to which the entity has a right to invoice for such services.

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

(j)          Recognizing Assets related to Recoverable Customer Contract Costs

We recognize an asset related to incremental costs incurred by us to obtain a contract with a customer if we expect to recover those costs. We will recognize an asset from costs incurred to fulfill a contract only if such costs relate directly to a contract with an entity that we can specifically identify, the costs incurred will generate or enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Any assets recognized related to costs to obtain or fulfill a contract are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

In substantially all of our business transactions, we incur incremental costs to obtain contracts with customers, in the form of sales commissions. We maintain a commission program which awards our employees for System sales, aftermarket activity and other individual goals. Under ASC 606, an asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. However, ASC 606 provides a practical expedient to allow for the recognition of commission expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Based on the nature of our commission agreements, all commissions are expensed as incurred based upon the expectation that the amortization period would be one year or less.

(k)          Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue.

(l)         Stock‑Based Compensation

We generally recognize compensation expense for all stock-based payments to employees and directors, including grants of stock options and restricted stock units, based on the grant‑date fair value of those stock‑based payments. For stock option awards, we use the Black‑Scholes option pricing model, adjusted for expected forfeitures. Other valuation models may be utilized in the limited circumstances where awards with market-based vesting considerations, such as the price of our common stock, or performance based awards, are granted. Stock‑based compensation expense is recognized ratably over the requisite service period. For each stock option or restricted stock unit grant with vesting based on a combination of time, market or performance conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

See Note 13 for additional information relating to stock‑based compensation.

(m)         Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and operating loss and tax credit carryforwards.

Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest related to unrecognized tax benefits as interest expense and penalties within operating expense in the consolidated statements of operations.

(n)         Computation of Net Income per Share

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

The components of net income per share are as follows:

	Year ended December 31,

	2018	2017	2016
	(in thousands, except per share data)
Net income available to common stockholders	$45,885	$126,959	$11,001
Weighted average common shares outstanding used in computing basic income per share	32,286	30,866	29,195
Incremental options and RSUs	1,716	2,570	1,752
Weighted average common shares used in computing diluted net income per share	34,002	33,436	30,947
Net income per share
Basic	$1.42	$4.11	$0.38
Diluted	$1.35	$3.80	$0.36

Diluted weighted average common shares outstanding does not include options and restricted stock units outstanding to purchase 0.9 million common equivalent shares for the periods ended December 31, 2016, as their effect would have been anti-dilutive.

(o)          Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2018:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2017	$2,756	$(580)	$2,176
Other comprehensive income and pension reclassification	(1,794)	66	(1,728)
Balance at December 31, 2018	$962	$(514)	$448

(p)         Recent Accounting Guidance

i.	Accounting Standard Codification 606 on Revenue Recognition Adopted January 1, 2018

Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. On adoption, ASC 606 was applied only to open contracts using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.

The impact of adoption on our consolidated statement of operations for the twelve months ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	Twelve months ended
	December 31, 2018
Consolidated Statement of Operations	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605
Revenue:
Product	$415,922	$(1,023)	$414,899
Total revenue	442,575	(1,023)	441,552
Gross profit	179,636	(1,023)	178,613
Income from operations	59,959	(1,023)	58,936
Income before income taxes	54,705	(1,023)	53,682
Income tax provision	8,820	(165)	8,655
Net income	$45,885	$(858)	$45,027
Net income per share:
Basic	$1.42	$(0.03)	$1.39
Diluted	$1.35	$(0.03)	$1.32

	December 31, 2018
Consolidated Balance Sheet	As Reported	ASC 606 Adjustments	Pro Forma Under ASC 605
Deferred income taxes	$71,939	$165	$72,104
Total assets	$548,441	$165	$548,606

Deferred revenue	$22,584	$2,623	$25,207
Total current liabilities	84,997	2,623	87,620
Total liabilities	140,104	2,623	142,727
Accumulated deficit	(157,260)	(2,458)	(159,718)
Total stockholders' equity	408,337	(2,458)	405,879
Total liabilities and stockholders' equity	$548,441	$165	$548,606

The impact of the adoption of ASC 606 on consolidated statements of comprehensive income and cash flows for the twelve months ended December 31, 2018 was not material.

Upon adoption of ASC 606, we changed our accounting policy for the installation performance obligation included in all system sales. Previously under ASC 605, we deferred revenue for the greater of the fair value of the installation or the portion of contract consideration for which collection was contingent upon installation completion (the “retention”). The concept of contingent consideration is no longer relevant under ASC 606 and therefore we will only defer the portion of the transaction price allocated to the installation performance obligation. As a result of this change, we recorded a cumulative effect adjustment to increase retained earnings and decrease deferred revenue on January 1, 2018 by $1.6 million. Since the adoption, all new contracts are accounted for under ASC 606. Our revenue recognition policies addressing the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in section (i) of Note 2, Summary of Significant Accounting Policies.

ii.	Accounting Standard Update 2016-15 on Cash Receipts Adopted January 1, 2018

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

iii.	Accounting Standard Update 2017-07 on Retirement Benefits Adopted January 1, 2018

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

iv.	Accounting Standard Update 2016-02 on Leases to be Effective January 1, 2019

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

We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will use the transition method allowed under ASU 2018-11. We are currently finalizing our implementation of procedures regarding reporting and disclosure controls. We anticipate adopting the new standard on January 1, 2019 using the modified retrospective approach under the ASU 2018-11 transition method with the primary effect to be the recognition of additional right-of-use assets and corresponding liabilities related to operating leases. We expect to recognize approximately $6.1 million of right-of-use assets and related liabilities regarding our operating leases for office space, computer and office equipment, as well as vehicles used in our business. We will recognize the lease payments in the Consolidated Statement of Operations on a straight-line basis over the respective lease term. The adoption of this standard is not expected to have a material impact on our results of operations and cash flows.

v.	Accounting Standard Update 2018-13 on Fair Value Measurements to be Effective January 1, 2020

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

Note 3. Correction of an Accounting Error in a Prior Period

Subsequent to the filing of our 2017 Annual Report on Form 10-K, in April 2018, an error was discovered in the consolidated statement of cash flow for the year ended December 31, 2017. The error had no impact upon our consolidated statement of operations or consolidated balance sheet.  This error resulted in presenting the provision for excess and obsolete inventory as a cash outflow, rather than a cash inflow, with a corresponding and offsetting error in the disclosed effect on cash for the change in inventories. The following financial statement line items reported in our consolidated statement of cash flow for the year ended December 31, 2017 were affected by the correction of this error:

	As Reported	As Adjusted	Total Adjustment
(in thousands)	December 31, 2017	December 31, 2017	December 31, 2017
Provision for excess and obsolete inventory	$(8,135)	$8,135	$16,270
Change in inventories	$5,703	$(10,567)	$(16,270)
Net cash provided by (used in) operating activities	$56,284	$56,284	$-

Note 4. Revenue

We design, manufacture and service ion implantation and other processing equipment used in the fabrication of semiconductor chips and sell our products to leading semiconductor chip manufacturers worldwide. We offer a complete line of high energy, high current and medium current implanters for all application requirements. In addition, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance service and customer training. Our revenue recognition policies are set forth in Section (i) of Note 2, Summary of Significant Accounting Policies.

(a)	Alternative Operational Revenue Categories used by Management

To reflect the organization of our business operations, management reviews revenue in two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “aftermarket.”

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2018*	2017	2016
	(in thousands)
Systems	$280,388	$262,688	$139,284
Aftermarket	162,187	147,873	127,696
	$442,575	$410,561	$266,980

*The impact upon adoption of ASC 606 was an increase to systems revenue of $1.0 million twelve month period ended December 31, 2018. Please refer to Note 2 for additional discussion of ASC 606 adoption impact on revenue amounts and comparable revenue figures. The increase in revenue in the twelve month period ended December 31, 2018, in comparison to the twelve month period ended December 31, 2017, is attributable to an increase in sales of our Purion products and aftermarket business.

(b)	Economic Factors Affecting our Revenue: Geographic Breakdown of Revenue

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

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2018*	2017	2016
	(in thousands)
North America	$54,790	$59,825	$49,864
Asia Pacific	326,191	296,481	166,203
Europe	61,594	54,255	50,913
	$442,575	$410,561	$266,980

* The impact upon adoption of ASC 606 for the twelve months ended December 31, 2018 was primarily an increase in revenue to Asia of $1.3 million, partially offset by a decline to North America of $0.2 million. Please refer to Note 2 for additional discussion of ASC 606 adoption impact on revenue amounts and comparable revenue figures.

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract assets and contract liabilities are as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Contract assets	$—	$—

Contract liabilities	$22,584	$18,145

	Year ended
	December 31,
	2018	2017

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$12,845	$9,522
Performance obligations satisfied in previous periods	$—	$—

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations. The increase in contract liabilities of $4.4 million from December 31, 2017 to December 31, 2018 is primarily due to the timing of system acceptances, offset by the reclassification of $1.6 million relating to our adoption of ASC 606 into retained earnings.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

As of December 31, 2018, we had deferred revenue of $22.6 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied.  Short-term deferred revenue of $19.5 million represents performance obligations that will be satisfied within the next 12 months. This amount relates primarily to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $3.1 million relates primarily to unsatisfied extended warranty performance obligations that we expect to be satisfied within the next 24 months.

Note 5. Cash, cash equivalents and restricted cash

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$177,993	$133,407
Short-term and long-term restricted cash	6,909	7,473
Total cash, cash equivalents and restricted cash	$184,902	$140,880

As of December 31, 2018, we had $6.9 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the sale leaseback transaction, a $0.8 million letter of credit relating to workers’ compensation insurance, a $0.1 million letter of credit associated with a bank guarantee and a $0.1 million deposit relating to customs activity.

Note 6. Accounts Receivable, net

The components of accounts receivable are as follows:

	December 31,
	2018	2017
	(in thousands)
Trade receivables	$78,727	$75,302
Allowance for doubtful accounts	—	—
Trade receivables, net	$78,727	$75,302

We record an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is established based on a specific assessment of collectability of our customer accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be necessary.

Note 7. Inventories, net

The components of inventories are as follows:

	December 31,
	2018	2017
	(in thousands)
Raw materials	$91,875	$82,313
Work in process	23,857	31,651
Finished goods (completed systems)	13,268	6,580
Inventories, net	$129,000	$120,544

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2018, we recorded a net decrease of $0.3 million in inventory reserves. As of December 31, 2018 and 2017, inventories are stated net of inventory reserves of $13.9 million and $14.2 million respectively.

During each of the years ended 2018, 2017 and 2016, we recorded charges to cost of sales of $2.2 million, $8.1 million and $0.8 million to reflect the lower of cost or net realizable value.

We have inventory on consignment at customer locations as of December 31, 2018 and 2017, of $4.6 million and $3.6 million, respectively.

Note 8. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2018	2017
	(in thousands)
Land and buildings	$75,904	$76,260
Machinery and equipment	19,982	11,477
Construction in process	6,366	6,982
Total cost	102,252	94,719
Accumulated depreciation	(61,103)	(58,551)
Property, plant and equipment, net	$41,149	$36,168

Depreciation expense was $3.2 million, $2.2 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2018	2017
	(in thousands)
Internal use assets	$47,509	$40,366
Construction in process	1,609	301
Total cost	49,118	40,667
Accumulated depreciation	(19,285)	(20,035)
Assets manufactured for internal use, net	$29,833	$20,632

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $2.6 million, $2.8 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 10. Product Warranty

We generally offer a one year warranty for all of our systems, the terms and conditions of which vary depending upon the product sold. For all systems sold, we accrue a liability for the estimated cost of standard warranty at the time of system shipment and defer the portion of systems revenue attributable to the fair value of non‑standard warranty. Costs for non‑standard warranty are expensed as incurred. Factors that affect our warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. We periodically assess the adequacy of our recorded liability and adjusts the amount as necessary.

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Balance at January 1 (beginning of year)	$4,502	$2,666	$3,555
Warranties issued during the period	5,421	5,671	3,125
Settlements made during the period	(5,903)	(2,603)	(4,249)
Changes in estimate of liability for pre-existing warranties during the period	1,071	(1,232)	235
Balance at December 31 (end of period)	$5,091	$4,502	$2,666

Amount classified as current	$4,819	$4,112	$2,426
Amount classified as long-term	272	390	240
Total warranty liability	$5,091	$4,502	$2,666

Note 11. Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, we recorded a financing obligation of $47.8 million as of December 31, 2018. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. We posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. In October 2015, this letter of credit was cash collateralized.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2015, we implemented a matching contribution of up to one thousand U.S. dollars on a dollar-for-dollar basis on contributions by eligible participants. In 2016, we increased the matching contribution to a maximum of $1,200, on the basis of one dollar matched for each two dollars contributed by eligible participants. In 2017, we increased the matching contribution to 50% of employees’ pre-tax contributions on the first 6% of eligible compensation contributed to the plan. Total related matching contribution expense was $1.6 million, $1.2 million and $0.5 million, for 2018, 2017 and 2016, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $4.3 million and $4.6 million at December 31, 2018 and 2017, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2018	2017
	(in thousands)
Current:
Accrued compensation	$973	$967
Total current liabilities	$973	$967
Long-term:
Other long-term liabilities	3,327	3,583
Total liabilities	$4,300	$4,550

The expense recorded in connection with these plans was $1.3 million, $1.0 million and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13. Stock Award Plans and Stock Based Compensation

(a)          Equity Incentive Plans

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012. Our 2000 Stock Plan (the “2000 Stock Plan”) expired on May 1, 2012 and no new grants may be made under that plan after that date. However, awards granted under the 2000 Stock Plan prior to the expiration remain outstanding and subject to the terms of the 2000 Stock Plan.

The 2012 Equity Plan, as amended, reserves 6.5 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. The 2012 Equity Plan includes shares specifically approved by the stockholders of the Company. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) revert back to the Plan. The reserve under the Plan is also increased by expirations and forfeitures of awards outstanding under the 2000 Stock Plan as of May 2, 2012.

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

Restricted stock units granted to employees during 2018 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non‑employee members of the Company’s Board of Directors generally vest over a service period of six months. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period ended December 31, 2018.

As of December 31, 2018, there were 0.6 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

As of December 31, 2018, there were 2.3 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and 0.8 million unvested restricted stock units outstanding under the 2012 Stock Plan.

(b)          Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) provides effectively all of our employees the opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions of up to 10% of the employee’s salary as elected by the participant, subject to certain caps set forth in the Purchase Plan. Employees may purchase the Company’s common stock at 85% of its market price on the day the stock is purchased.

The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the Purchase Plan was approximately $0.2 million for the year ended December 31, 2018 and approximately $0.1 million for each of the years ended December 31, 2017 and 2016.

As of December 31, 2018, there were a total of 0.2 million shares reserved for issuance and available for purchase under the Purchase Plan. Less than 0.1 million shares were purchased under the Purchase Plan in each of the years ended December 31, 2018, 2017 and 2016. The Purchase Plan will expire in June 2020, unless re-approved by the Board of Directors, with approval of stockholders within twelve months thereafter.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, we use the Black‑Scholes option pricing model to calculate the grant‑date fair value of an award. The fair values of options granted were calculated using the following estimated weighted‑average assumptions:

	Year ended December 31,
	2018*	2017*	2016
Weighted-average expected volatility	N/A	N/A	49.3% — 56.7%
Weighted-average expected term	N/A	N/A	4.7 years
Risk-free interest rate	N/A	N/A	1.1% — 2.0%
Expected dividend yield	N/A	N/A	0%

*No stock option awards were granted in 2018 and 2017.

Expected volatility—We consider a number of factors when estimating volatility for stock options granted. Our method of estimating expected volatility relies on a combination of historical and implied volatility. We believe that this blended volatility results in an accurate estimate of the grant‑date fair value of employee stock options because it appropriately reflects the market’s current expectations of future volatility.

Expected term—We calculated the weighted average expected term for stock options granted prior to July 1, 2012, using a forward looking lattice model of the Company’s stock price incorporating a suboptimal exercise factor and a projected post‑vest forfeiture rate. For stock options granted after July 1, 2012 to employees and to non‑employee members of the Company’s Board of Directors, we used the simplified method for estimating the expected life of “plain vanilla” options because we did not have sufficient exercise history to use a lattice model. We expect that we will use a lattice model once sufficient exercise history has been established. A change in the contractual life from 10 years to 7 years was made to reflect the fact that options granted after May 1, 2012 were granted under the 2012 Equity Incentive Plan, which limits option terms to seven years.

Risk‑free interest rate - The yield on zero‑coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk‑free interest rate.

Expected dividend yield—Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

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

The amount of stock‑based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock‑based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock‑based awards, including executive officer awards, for the years ended December 31, 2018, 2017 and 2016.

For the year ended December 31, 2018, we recognized stock-based compensation expense of $7.8 million. Stock-based compensation expense was $5.7 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2018, 2017 and 2016, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow, rather than as an operating cash flow. Axcelis had tax deductions in excess of recognized compensation cost of $4.1 million for the year ended December 31, 2018 which resulted in a tax benefit of $0.9 million. Because we did not recognize the benefit of tax deductions in excess of recognized compensation cost due to our cumulative net operating loss position, this had no impact on our consolidated statement of cash flows as of and for the years ended December 31, 2018, 2017 and 2016.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2017	2,576	$7.91
Granted	—	—
Exercised	(273)	6.34
Canceled	(5)	10.04
Expired	(13)	2.46
Outstanding at December 31, 2018	2,285	$8.12	2.32	$22,128
Exercisable at December 31, 2018	2,116	$7.79	2.21	$21,174
Options Vested or Expected to Vest at December 31, 2018(1)	2,282	$8.11	2.35	$22,109

(1)   In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $39.7 million and $2.5 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $3.1 million and $3.9 million respectively. The weighted average grant-date fair value of options granted for the year ended December 31, 2016 was $5.75. As of December 31, 2018, there was $0.7 million of total forfeiture‑adjusted unrecognized compensation cost related to non‑vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted‑average period of 0.7 years.

(f)          Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2018 included time vested share awards and awards with performance vesting conditions. No restricted stock was granted, or vested, during the years ended December 31, 2018, 2017 and 2016. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non‑vested restricted stock units for the year ended December 31, 2018 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2017	617	$14.93
Granted	459	22.41
Vested	(245)	15.90
Forfeited	(11)	17.78
Outstanding at December 31, 2018	820	$18.76

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2018, 2017 and 2016 was $22.41, $20.72 and $9.73, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2018, there was $11.7 million of total forfeiture‑adjusted unrecognized compensation cost related to non‑vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted‑average period of 2.7 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. As of December 31, 2018 and 2017, there were 32.6 million and 32.0 million outstanding shares of common stock.

On January 12, 2019 we announced that our Board of Directors authorized a one year share repurchase program of up to $35 million of the Company's common stock. These shares may be purchased in the open market or through privately negotiated transactions. We have no obligation to repurchase shares under the authorization, and the timing and actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

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

(b)          Assets and Liabilities Measured at Fair Value

Our money market funds and short-term investments are included in cash and cash equivalents in the consolidated balance sheets.

The following table sets forth Company’s assets and liabilities which are measured at fair value by level within the fair value hierarchy.

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$138,510	$21,700	$—	$160,210

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$116,433	$—	$—	$116,433

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current and non‑current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short‑term maturities.

Note 16. Commitments and Contingencies

(a)          Lease Commitments

We lease manufacturing and office facilities and certain equipment under operating and capital leases that expire through 2037. Rental expense was $4.6 million, $3.9 million and $3.8 million under operating leases for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease commitments on non‑cancelable operating leases for the year ended December 31, 2018 are as follows:

Operating
Leases
(in thousands)
2019	$3,244
2020	2,022
2021	719
2022	73
2023	37
Thereafter	1
$6,096

(b)          Sale Leaseback Financing Obligation

In addition to the lease commitments as described above, in 2015 we entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with this lease obligation as of December 31, 2018:

Lease
Obligation
(in thousands)
2019	$5,594
2020	5,720
2021	5,848
2022	5,980
2023	6,114
Thereafter	85,905
Total lease payments	$115,161
Less interest portion	(67,404)
Sale leaseback obligation	$47,757

(c)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $61.6 million at December 31, 2018.

(d)          Litigation

We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations. We are, from time to time, a party to litigation that arises in the normal course of our business operations.

(e)          Indemnifications

Our system sales agreements typically include provisions under which we agree to take certain actions, provide certain remedies and defend our customers against third‑party claims of intellectual property infringement under specified conditions and to indemnify customers against any damage and costs awarded in connection with such claims. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Note 17. Business Segment and Geographic Region Information

We operate in one business segment, which is the manufacture of capital equipment for the semiconductor chip manufacturing industry. The principal market for semiconductor capital equipment is semiconductor chip manufacturers. Substantially all sales are made directly by us to our customers located in the United States, Europe and Asia Pacific.

Our ion implantation systems product line includes high current, medium current and high energy implanters. Other products include curing systems, and thermal processing systems. In addition to new equipment, we provide post‑sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

Revenue by product lines is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Ion implantation systems and services	$421,747	$391,051	$248,885
Other systems and services	20,828	19,510	18,095
Total revenue	$442,575	$410,561	$266,980

Revenue and long‑lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets
	(in thousands)
2018
United States	$342,802	$66,089
Europe	29,417	—
Asia Pacific	70,356	4,893
	$442,575	$70,982
2017
United States	$313,916	$56,089
Europe	26,936	—
Asia Pacific	69,709	707
	$410,561	$56,796
2016
United States	$191,261	$52,006
Europe	25,436	—
Asia Pacific	50,283	517
	$266,980	$52,523

Long‑lived assets consist of property, plant and equipment, net, and assets manufactured for internal use. Operations in Europe and Asia Pacific consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $388.3 million (87.7% of total revenue), $348.5 million (84.9% of total revenue) and $213.8 million (80.0% of total revenue) in 2018, 2017 and 2016, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
United States	$52,172	$40,752	$8,880
Foreign	2,533	3,079	2,144
Income before income taxes	$54,705	$43,831	$11,024

Provision for income taxes is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Current:
United States
Federal	$41	$430	$—
State	112	32	49
Foreign	323	230	(217)
Total current	476	692	(168)
Deferred:
Federal	8,108	(82,048)	—
State	425	(1,698)	—
Foreign	(189)	(74)	191
Total deferred	8,344	(83,820)	191
Income tax provision (benefit)	$8,820	$(83,128)	$23

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Income taxes at the United States statutory rate	$11,488	$15,341	$3,859
State income taxes	299	203	32
Unrecognized tax benefits	(345)	(285)	(615)
Effect of change in valuation allowance	(441)	(115,831)	(7,765)
Foreign income tax rate differentials	73	(312)	233
Unremitted earnings of foreign subsidiaries	—	(8,933)	305
Stock options	(715)	(10,342)	264
Credit expirations	—	—	3,565
Repatriation of foreign earnings	—	4,556	—
Recognition of equity NOL's	—	(1,165)	—
Rate change	160	42,531	—
Credit generation	(3,530)	(8,778)	—
Discrete items, net	972	31	—
Other, net	859	(144)	145
Income tax provision (benefit)	$8,820	$(83,128)	$23

Significant components of long‑term deferred income taxes are as follows:

	Year ended December 31,
	2018	2017

	(in thousands)
Federal net operating loss carryforwards	$42,397	$56,646
State net operating loss carryforwards	1,387	1,586
Foreign net operating loss carryforwards	641	758
Federal tax credit carryforwards	16,200	14,312
State tax credit carryforwards	6,489	6,908
Unremitted earnings of foreign subsidiaries	—	(21)
Intangible assets	(29)	116
Property, plant and equipment	5,924	5,838
Accrued compensation	97	45
Inventories	3,713	3,798
Stock compensation	2,760	2,351
Warranty	1,090	980
Deferred revenue	1,004	187
Other	(2,899)	(3,220)
Deferred taxes, gross	78,774	90,284
Valuation allowance	(6,835)	(7,136)
Deferred taxes, net	$71,939	$83,148

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law and has resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical un-repatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.  During 2018, the provisional amount for the Toll tax was updated from $4.6 million in 2017 to $3.6 million in 2018 due to refinement of earnings and profits during 2018. We consider our accounting regarding the Transition Toll Tax to be complete. We accrued income tax liabilities of $0.3 million after utilization of foreign tax and research and development credits. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

The 2017 Tax Act includes a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (“GILTI”). The tax related to GILTI was $0.4 million for the year ended December 31, 2018. We are treating GILTI as a period cost.

At December 31, 2018, we had $71.9 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. We have continued to maintain a $6.8 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. If future operating results of the U.S. or these foreign jurisdictions significantly exceed expectations, it is reasonably possible that there could be a further reduction in the valuation allowance in the future. Further reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

At December 31, 2018, we have federal and state net operating loss carryforwards of $226.3 million and foreign net operating loss carryforwards of $2.5 million expiring principally between 2019 and 2034.

We have research and development and other tax credit carryforwards of $22.7 million at December 31, 2018 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2019 and 2038.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2018, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2018, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $4.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2011. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

At December 31, 2018, we had unrecognized tax benefits related to uncertain tax positions of approximately $9.1 million, of which approximately $8.4 million reduced the Company’s deferred tax assets and the offsetting valuation allowance and $0.7 million was recorded in other long-term liabilities. During the second quarter of 2018, the statute of limitations associated with a tax position previously taken by the Company expired. The related tax reserve of $0.3 million and accrued interest of $0.2 million that had been recorded were reversed during the twelve months ended December 31, 2018. We recognized a benefit of $0.3 million in interest and penalties related to unrecognized tax benefits for the year-ended December 31, 2018.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$9,105	$6,844	$7,671
(Decrease) / increase in unrecognized tax benefits as a result of tax positions taken during a prior period	(132)	81	76
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	(543)	(511)	(903)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	697	2,691	—
Balance at end of year	$9,127	$9,105	$6,844

Recorded as other long-term liability	$676	$1,109	$1,462
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	8,451	7,996	5,382
Balance at end of year	$9,127	$9,105	$6,844

As of December 31, 2018 we had $0.7 million of unrecognized tax benefits which, if recognized would reduce the effective tax rate.

As

Note 19. Quarterly Results of Operations (unaudited)

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2018	2018	2018	2017(1)	2017	2017	2017
	(in thousands, except per share data)
Revenue	$105,683	$95,374	$119,333	$122,185	$116,396	$104,482	$102,790	$86,893
Gross profit	43,567	39,913	49,000	47,156	36,720	39,751	39,062	34,714
Net income	8,463	8,838	14,669	13,915	91,680	11,841	13,932	9,506
Net income per basic share	$0.26	$0.27	$0.46	$0.43	$2.88	$0.38	$0.46	$0.32
Net income per diluted share	$0.25	$0.26	$0.43	$0.41	$2.68	$0.35	$0.42	$0.29

(1)

For the quarter ending December 31, 2017, gross profit and net income includes a $6.2 million charge to inventory reserves. Net income also includes an $81.6 million tax benefit relating to the reversal of a valuation allowance on deferred tax assets.

(2)

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

3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8‑K filed with the Commission on May 19, 2014.

10.1*

Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10‑K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.2*	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended through February 5, 2019. Filed herewith.

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

10.12*	Named Executive Officer Base Compensation at March 11, 2019. Filed herewith.

10.13*	Non‑Employee Director Cash Compensation at March 11, 2019. Filed herewith.

10.14*

Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10‑Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

10.15*

Form of Executive Separation Pay Agreement between the Company and each of the Company’s executive officers other than Mary G. Puma, as approved by the Compensation Committee of the Board of Directors on March 5, 2015. Incorporated by reference to Exhibit 10.15 of the Company’s Form 10‑K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.16

Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company’s Form 10‑K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10‑K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a‑14(a)/15d‑14(a) (Section 302 of the Sarbanes‑Oxley Act), dated March 11, 2019. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a‑14(a)/15d‑14(a) (Section 302 of the Sarbanes‑Oxley Act), dated March 11, 2019. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes‑Oxley Act), dated March 11, 2019. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes‑Oxley Act), dated March 11, 2019. Filed herewith.

101

The following materials from the Company’s Form 10‑K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Mary G. Puma
Mary G. Puma,
President and Chief Executive Officer
Dated: March 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mary G. Puma	Director and Principal Executive Officer	March 11, 2019
Mary G. Puma

/s/ Kevin J. Brewer	Principal Accounting and Financial Officer	March 11, 2019
Kevin J. Brewer

/s/ Tzu-Yin Chiu	Director	March 11, 2019
Tzu-Yin Chiu

/s/ Richard J. Faubert	Director	March 11, 2019
Richard J. Faubert

/s/ R. John Fletcher	Director	March 11, 2019
R. John Fletcher

/s/ Arthur L. George, Jr.	Director	March 11, 2019
Arthur L. George Jr.

/s/ Joseph P. Keithley	Director	March 11, 2019
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	March 11, 2019
John T. Kurtzweil

/s/ Thomas St. Dennis	Director	March 11, 2019
Thomas St. Dennis

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2018
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	7,136	(441)	(140)	6,835
Year ended December 31, 2017
Allowance for doubtful accounts and returns	$77	$—	$77	$—
Deferred tax valuation allowance	122,966	(115,831)	(1)	7,136
Year ended December 31, 2016
Allowance for doubtful accounts and returns	$—	$106	$29	$77
Deferred tax valuation allowance	132,263	(7,765)	1,532	122,966