Form 10-Q
period 2019-06-30
AXCELIS TECHNOLOGIES INC
filed 2019-08-07
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019 there were 32,332,064 shares of the registrant’s common stock outstanding.

   PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product	$68,714	$112,521	$152,911	$228,543
Services	5,591	6,812	12,871	12,975
Total revenue	74,305	119,333	165,782	241,518
Cost of revenue:
Product	37,188	63,913	84,518	132,287
Services	5,368	6,420	12,009	13,075
Total cost of revenue	42,556	70,333	96,527	145,362
Gross profit	31,749	49,000	69,255	96,156
Operating expenses:
Research and development	13,720	12,553	27,405	24,786
Sales and marketing	8,436	8,912	17,354	17,323
General and administrative	7,583	8,268	15,390	16,278
Total operating expenses	29,739	29,733	60,149	58,387
Income from operations	2,010	19,267	9,106	37,769
Other (expense) income:
Interest income	845	515	1,686	925
Interest expense	(1,311)	(1,127)	(2,541)	(2,464)
Other, net	(189)	(1,016)	(362)	(1,118)
Total other expense	(655)	(1,628)	(1,217)	(2,657)
Income before income taxes	1,355	17,639	7,889	35,112
Income tax provision	799	2,970	1,271	6,528
Net income	$556	$14,669	$6,618	$28,584
Net income per share:
Basic	$0.02	$0.46	$0.20	$0.89
Diluted	$0.02	$0.43	$0.19	$0.84
Shares used in computing net income per share:
Basic weighted average common shares	32,729	32,214	32,706	32,154
Diluted weighted average common shares	33,901	33,942	34,064	34,048

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$556	$14,669	$6,618	$28,584
Other comprehensive (loss):
Foreign currency translation adjustments	(219)	(2,321)	(714)	(1,300)
Amortization of actuarial loss and other adjustments from pension plan	29	30	59	60
Total other comprehensive (loss)	(190)	(2,291)	(655)	(1,240)
Comprehensive income	$366	$12,378	$5,963	$27,344

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$136,340	$177,993
Short-term restricted cash	149	—
Accounts receivable, net	62,279	78,727
Inventories, net	135,141	129,000
Prepaid expenses and other current assets	11,448	11,051
Total current assets	345,357	396,771
Property, plant and equipment, net	24,326	41,149
Operating lease assets	6,431	—
Finance lease assets, net	22,563	—
Long-term restricted cash	6,675	6,909
Deferred income taxes	70,598	71,939
Other assets	41,132	31,673
Total assets	$517,082	$548,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,771	$35,955
Accrued compensation	7,695	19,218
Warranty	4,045	4,819
Income taxes	329	462
Deferred revenue	10,176	19,513
Current portion of finance lease obligation	108	—
Other current liabilities	7,960	5,030
Total current liabilities	52,084	84,997
Finance lease obligation	48,441	47,757
Long-term deferred revenue	3,904	3,071
Other long-term liabilities	7,187	4,279
Total liabilities	111,616	140,104
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,297 shares issued and outstanding at June 30, 2019; 32,558 shares issued and outstanding at December 31, 2018	32	33
Additional paid-in capital	556,283	565,116
Accumulated deficit	(150,642)	(157,260)
Accumulated other comprehensive (loss) income	(207)	448
Total stockholders’ equity	405,466	408,337
Total liabilities and stockholders’ equity	$517,082	$548,441

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,048	$32	$556,147	$(204,745)	$2,176	$353,610
Net income	—	—	—	13,915	—	13,915
Adjustment to Retained Earnings upon ASC 606 Adoption	—	—	—	1,600	—	1,600
Foreign currency translation adjustments	—	—	—	—	1,021	1,021
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	75	—	446	—	—	446
Issuance of restricted common shares	19	—	(227)	—	—	(227)
Stock-based compensation expense	—	—	1,132	—	—	1,132
Balance at March 31, 2018	32,142	$32	$557,498	$(189,230)	$3,227	$371,527
Net income	—	—	—	14,669	—	14,669
Foreign currency translation adjustments	—	—	—	—	(2,321)	(2,321)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	46	—	376	—	—	376
Issuance of shares under Employee Stock Purchase Plan	26	—	515	—	—	515
Issuance of restricted common shares	117	—	(1,161)	—	—	(1,161)
Stock-based compensation expense	—	—	1,979	—	—	1,979
Balance at June 30, 2018	32,331	$32	$559,207	$(174,561)	$936	$385,614

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	32,558	$33	$565,116	$(157,260)	$448	$408,337
Net income	—	—	—	6,062	—	6,062
Foreign currency translation adjustments	—	—	—	—	(495)	(495)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	288	—	1,828	—	—	1,828
Issuance of restricted common shares	35	—	(281)	—	—	(281)
Stock-based compensation expense	—	—	1,672	—	—	1,672
Balance at March 31, 2019	32,881	$33	$568,335	$(151,198)	$(17)	$417,153
Net income	—	—	—	556	—	556
Foreign currency translation adjustments	—	—	—	—	(219)	(219)
Change in pension obligation	—	—	—	—	29	29
Exercise of stock options	104	—	567	—	—	567
Issuance of shares under Employee Stock Purchase Plan	32	—	479	—	—	479
Issuance of restricted common shares	165	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	2,246	—	—	2,246
Repurchase of common stock	(885)	(1)	(14,034)	—	—	(14,035)
Balance at June 30, 2019	32,297	$32	$556,283	$(150,642)	$(207)	$405,466

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$6,618	$28,584
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,600	2,776
Deferred income taxes	1,341	6,144
Stock-based compensation expense	3,989	3,188
Provision for excess and obsolete inventory	1,329	1,170
Changes in operating assets & liabilities:
Accounts receivable	16,346	530
Inventories	(11,161)	(9,330)
Prepaid expenses and other current assets	(433)	(1,272)
Accounts payable and other current liabilities	(21,559)	(8,032)
Deferred revenue	(8,498)	(1,358)
Income taxes	(129)	(104)
Other assets and liabilities	(11,769)	(6,956)
Net cash (used in) provided by operating activities	(20,326)	15,340

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(8,757)	(1,675)
Net cash used in investing activities	(8,757)	(1,675)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,591)	(1,387)
Repurchase of common stock	(14,035)	—
Proceeds from Employee Stock Purchase Plan	407	437
Proceeds from exercise of stock options	2,396	822
Net cash used in financing activities	(12,823)	(128)

Effect of exchange rate changes on cash and cash equivalents	168	525
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,738)	14,062

Cash, cash equivalents and restricted cash at beginning of period	184,902	140,880
Cash, cash equivalents and restricted cash at end of period	$143,164	$154,942

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

We recognized stock-based compensation expense of $2.3 million and $2.1 million for the three month periods ended June 30, 2019 and 2018, respectively. We recognized stock-based compensation expense of $4.0 million and $3.2 million for the six month periods ended June 30, 2019 and 2018, respectively. These amounts include compensation expense related to restricted stock units (“RSUs”),  non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended June 30, 2019 and 2018,  we issued 0.3 million and 0.2 million shares of common stock, respectively, upon stock option exercises, purchases under the ESPP and vesting of RSUs. In the three month periods ended June 30, 2019 and 2018,  we received proceeds of $1.0 million and $0.9 million, respectively, in connection with the exercise of stock options and ESPP purchases.

In the six month periods ended June 30, 2019 and 2018,  we issued 0.6 million and 0.3 million shares of common stock, respectively, upon stock option exercises, purchases under the ESPP and vesting of RSUs. In the six month periods ended June 30, 2019 and 2018,  we received proceeds of $2.8 million and $1.3 million, respectively, in connection with the exercise of stock options and ESPP purchases.

Note 3.  Leases

We have operating leases for office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease in relation to the 2015 sale-leaseback of our corporate headquarters in

Beverly, Massachusetts. We review all contract agreements to determine if the agreement contains a lease component. An agreement contains a lease component if it provides the use of a specific physical space or a specific physical item. We recognize the lease obligation on a discounted basis using the explicit or implicit discount rate stated within the agreement. For those lease agreements that do not indicate the applicable discount rate, we use the corporate borrowing rate. The value of the right-of-use asset is initially determined based on the net present value of the associated liability, and is adjusted for deferred costs and possible impairments, if any. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options are at our sole discretion. For lease extensions that are reasonably certain to occur, we have included these renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheet are as follows:

		June 30,
Leases	Classification	2019
Assets		(in thousands)
Operating lease	Operating lease assets	$6,431
Finance lease	Finance lease assets *	22,563
Total leased assets		$28,994
Liabilities
Current
Operating	Other current liabilities	$3,389
Finance	Other current liabilities	108
Noncurrent
Operating	Other long-term liabilities	3,020
Finance	Finance lease obligation	48,441
Total lease liabilities		$54,958

* Finance lease assets are recorded net of accumulated depreciation of $47.0 million and include $0.8 million of prepaid financing costs as of June 30, 2019.

All of our office locations support selling and servicing functions. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the three and six months ended June 30, 2019 are as follows:

		Three months ended	Six months ended
		June 30,	June 30,
Lease cost	Classification	2019	2019
Operating lease cost		(in thousands)
Service	Cost of revenue	$583	$1,180
Research and development	Operating expenses	86	152
Sales and marketing*	Operating expenses	345	699
General and administrative*	Operating expenses	193	402
Total operating lease cost		$1,207	$2,433
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$332	$665
Interest on lease liabilities	Interest expense	1,311	2,541
Total finance lease cost		$1,643	$3,206

Total lease cost		$2,850	$5,639

* Sales and marketing, general and administrative expense includes short-term lease and variable lease costs of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

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

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases
	(in thousands)
2019	$2,802	$1,894	$4,696
2020	5,720	3,155	8,875
2021	5,848	1,453	7,301
2022	5,980	374	6,354
2023	6,114	44	6,158
Thereafter	85,905	21	85,926
Total lease payments	$112,369	$6,941	$119,310
Less interest portion*	(63,820)	(532)	(64,352)
Finance lease and operating lease obligations	$48,549	$6,409	$54,958
* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

June 30,
Lease term and discount rate	2019
Weighted-average remaining lease term (years):
Operating leases	2.2
Finance leases	17.6
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

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

Six months ended
June 30,
Cash paid for amounts included in the measurement of lease liabilities	2019
(in thousands)
Operating cash outflows from operating leases	$2,433
Operating cash outflows from finance leases	2,792
Financing cash outflows from finance leases	—
Operating lease assets obtained in exchange for new operating lease liabilities	6,431
Finance lease assets obtained in exchange for new finance lease liabilities	$—

Note 4.  Revenue

 To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as Aftermarket.

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Systems	$37,224	$73,919	$94,316	$159,395
Aftermarket	37,081	45,414	71,466	82,123
	$74,305	$119,333	$165,782	$241,518

Revenue by geographic markets is determined based upon the location of where our products are shipped and our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
North America	$9,380	$16,485	$20,988	$27,008
Asia Pacific	49,717	88,471	112,643	186,160
Europe	15,208	14,377	32,151	28,350
	$74,305	$119,333	$165,782	$241,518

Contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Contract assets	$—	$—

Contract liabilities	$14,080	$22,584

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of the period	$20,481	$18,522	$22,584	$18,145
Deferral of revenue	3,943	5,440	6,225	7,647
Recognition of deferred revenue	(10,344)	(8,787)	(14,729)	(10,617)
Balance, ending of the period	$14,080	$15,175	$14,080	$15,175

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income available to common stockholders	$556	$14,669	$6,618	$28,584
Weighted average common shares outstanding used in computing basic income per share	32,729	32,214	32,706	32,154
Incremental options and RSUs	1,172	1,728	1,358	1,894
Weighted average common shares used in computing diluted net income per share	33,901	33,942	34,064	34,048
Net income per share
Basic	$0.02	$0.46	$0.20	$0.89
Diluted	$0.02	$0.43	$0.19	$0.84

Diluted weighted average common shares outstanding does not include options and RSUs outstanding to purchase 0.2 million and 0.3 million common equivalent shares for the three month periods ended June 30, 2019 and 2018, respectively, nor options and RSUs outstanding to purchase ten thousand common equivalent shares for the six month periods ended June 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

Note 6.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2019:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2018	$962	$(514)	$448
Other comprehensive loss and pension reclassification	(715)	60	(655)
Balance at June 30, 2019	$247	$(454)	$(207)

Note 7. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the amounts shown in the statement of cash flows.

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$136,340	$177,993
Short-term and long-term restricted cash	6,824	6,909
Total cash, cash equivalents and restricted cash	$143,164	$184,902

As of June 30, 2019, we had $6.8 million in restricted cash which relates to a  $5.9 million letter of credit associated with a security deposit for the lease of our corporate headquarters in Beverly, Massachusetts, a $0.7 million letter of credit relating to workers’ compensation insurance, a bank guarantee of our performance relating to a  customer payment in the amount of $0.1 million and a $0.1 million deposit relating to customs activity.

Note 8.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Raw materials	$97,922	$91,875
Work in process	22,807	23,857
Finished goods (completed systems)	14,412	13,268
Inventories, net	$135,141	$129,000

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2019	2018
	(in thousands)
Balance at January 1 (beginning of year)	$5,091	$4,502
Warranties issued during the period	1,693	3,124
Settlements made during the period	(2,900)	(2,892)
Changes in estimate of liability for pre-existing warranties during the period	399	411
Balance at June 30 (end of period)	$4,283	$5,145

Amount classified as current	$4,045	$4,698
Amount classified as long-term	238	447
Total warranty liability	$4,283	$5,145

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

The following table sets forth our assets by level within the fair value hierarchy:

	June 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$111,387	$8,000	$—	$119,387

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$138,510	$21,700	$—	$160,210

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 11.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $48.5 million as of June 30, 2019.  Our current lease payments are interest only payments. Commencing in April, 2020, the associated lease payments will include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and the associated cash is included in long-term restricted cash.

Note 12.  Income Taxes

The income tax provision was $0.8 million during the three months ended June 30, 2019, a decrease of $2.2 million when compared to the three months ended June 30, 2018. The $2.2 million decrease was primarily due to a $3.4 million reduction in tax expense attributable to the decrease in pretax income of $16.3 million, partially offset by a $0.9 million increase in our valuation allowance relating to uncertainty regarding our utilization of research and development credits and $0.3 million of tax benefits relating to stock option exercises and RSU vesting.

The income tax provision was $1.3 million during the six months ended June 30, 2019, a decrease of $5.3 million when compared to the six months ended June 30, 2018. Of the $5.3 million decrease,  $5.7 million was attributable to the decrease in pretax income of $27.2 million, offset by $0.4 million primarily related to a decrease in the tax benefits relating to stock option exercises and RSU vesting.

We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in those jurisdictions. Tax expense reflects the tax liability that would be payable without consideration of the usage of any net operating loss carryforwards. At December 31, 2018, we had $71.9 million of deferred tax assets worldwide comprised of net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income tax liabilities in future years. This amount was net of a  $6.8 million valuation allowance. As of June 30, 2019, the valuation allowance increased to $7.7 million due to the uncertainty of the utilization of certain research and development credits.

Note 13.  Concentration of Risk

For the three months ended June 30, 2019,  four customers accounted for 15.7%, 14.2%, 12.7% and 12.5% of total revenue, respectively. For the three months ended June 30,  2018,  one customer accounted for 23.9% of total revenue.

For the six months ended June 30, 2019,  four customers accounted for 14.8%, 14.4%, 11.4% and 11.2% of total revenue, respectively. For the six months ended June 30, 2018, two customers accounted for 24.9% and 11.8% of total revenue, respectively.

At June 30, 2019,  three customers accounted for 20.2%,  14.3% and 12.2% of accounts receivable, respectively. At December 31, 2018,  two customers accounted for 21.9% and 11.5% of accounts receivable, respectively.

Note 14. Share Repurchase

Under the current stock repurchase plan, announced on January 14, 2019, we are authorized to repurchase up to $35 million of our common stock through the end of 2019.  During the six months ended June 30, 2019, we purchased 0.9 million shares at an average cost of $15.83 per share. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. There were no unsettled share repurchases at June 30, 2019. Shares repurchased and retired are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

Note 16.  Headcount-related Actions

During the three months ended June 30, 2019, given the industry slowdown, we took steps to reduce expenses through a variety of programs. Headcount–related actions resulted in $1.0 million of additional expense in the quarter ended June 30, 2019. This expense was recorded as follows; $0.5 million to cost of revenue, $0.3 million to research and development and $0.1 million to both sales and marketing and general and administrative, respectively.  As of June 30, 2019, all of these expenses remained accrued within current liabilities.

Note 17.  Recent Accounting Guidance

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

(b)	Accounting Standards Update 2018-13 on Fair Value Measurements

We adopted ASU No. 2018-13 “Fair Value Measurement (Topic 820)” as of January 1, 2019, The amendments in ASU No. 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, removing disclosure requirements for transfers between Level 1 and Level 2 within the fair value hierarchy, as well as modifying the disclosure requirement relating to the timing of liquidation for investments calculated on net asset value. The ASU also requires the disclosure of unrealized gains and losses for the period included in other comprehensive income for Level 3 instruments. The amendments on changes for unrealized gains and losses should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The adoption of ASU 2018-13 did not have any impact on our consolidated financial statements and disclosures.

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

Overview

We are a producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia.  In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry.  Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 77.4% of total revenue for the six months ended June 30, 2019.

Our product development and manufacturing activities occur primarily in the United States.  Our equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia. In the first half of 2019,  our revenues were adversely affected by the current industry slowdown, but we delivered solid financial performance at the lower revenue level, driven by improved gross margin. Our strong gross margins in the second quarter are the result of margin improvement initiatives and product mix. Given the industry slowdown, we took steps during the quarter to reduce expenses through a variety of programs. Headcount–related actions resulted in $1.0 million of additional expense in the second quarter 2019. We continued to invest in new product extensions during the quarter.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product	92.5%	94.3%	92.2%	94.6%
Services	7.5	5.7	7.8	5.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	50.0	53.6	51.0	54.8
Services	7.2	5.4	7.2	5.4
Total cost of revenue	57.2	59.0	58.2	60.2
Gross profit	42.8	41.0	41.8	39.8
Operating expenses:
Research and development	18.5	10.5	16.5	10.3
Sales and marketing	11.4	7.5	10.5	7.2
General and administrative	10.2	6.9	9.3	6.7
Total operating expenses	40.1	24.9	36.3	24.2
Income from operations	2.7	16.1	5.5	15.6
Other (expense) income:
Interest income	1.1	0.4	1.0	0.4
Interest expense	(1.8)	(0.9)	(1.5)	(1.0)
Other, net	(0.3)	(0.8)	(0.2)	(0.5)
Total other expense	(1.0)	(1.3)	(0.7)	(1.1)
Income before income taxes	1.7	14.8	4.8	14.5
Income tax provision	1.1	2.5	0.8	2.7
Net income	0.6%	12.3%	4.0%	11.8%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue:
Product	$68,714	$112,521	$(43,807)	(38.9)%	$152,911	$228,543	$(75,632)	(33.1)%
Percentage of revenue	92.5%	94.3%			92.2%	94.6%
Services	5,591	6,812	(1,221)	(17.9)%	12,871	12,975	(104)	(0.8)%
Percentage of revenue	7.5%	5.7%			7.8%	5.4%
Total revenue	$74,305	$119,333	$(45,028)	(37.7)%	$165,782	$241,518	$(75,736)	(31.4)%

Three months ended June 30, 2019 Compared with Three months ended June 30,  2018

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $68.7 million, or 92.5% of revenue during the three months ended June 30, 2019, compared with $112.5 million, or 94.3% of revenue for the three months ended June 30,  2018. The $43.8 million decrease in product revenue for the three month period ending June 30, 2019, in comparison to the same period in 2018, was primarily driven by a decrease in the number of systems sold.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at June 30, 2019 and December 31, 2018 was $14.1 million and $22.6 million, respectively. The net decrease in deferred revenue is primarily due to the decrease in the number of systems sold and to a lesser extent, the timing of system acceptances.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.6 million, or 7.5% of revenue for the three months ended June 30, 2019, compared with $6.8 million, or 5.7% of revenue for the three months ended June 30,  2018. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2019 Compared with Six months ended June 30, 2018

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $152.9 million, or 92.2% of revenue during the six months ended June 30, 2019, compared with $228.5 million, or 94.6% of revenue for the six months ended June 30, 2018. The $75.6 million decrease in product revenue for the six month period ending June 30, 2019, in comparison to the same period in 2018, was primarily driven by a decrease in the number of systems sold.

Services

Services revenue was $12.9 million, or 7.8% of revenue for the six months ended June 30, 2019, compared with $13.0 million, or 5.4% of revenue for the six months ended June 30, 2018.

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

The ion implant and aftermarket revenue categories for recent periods are discussed below.

Three months ended June 30, 2019 Compared with Three months ended June 30,  2018

Ion Implant

Included in total revenue of $74.3 million during the three months ended June 30, 2019 is revenue from sales of ion implant of $70.2 million, or 94.5% of total revenue, compared with $113.6 million, or 95.2%, of total revenue for the three months ended June 30,  2018.  The remaining $4.1 million of revenue for the three months ended June 30, 2019 was non-ion implant products and services.

Aftermarket

Included in total revenue of $74.3 million during the three months ended June 30, 2019 is revenue from our aftermarket business of $37.1 million, compared to $45.3 million for the three months ended June 30,  2018.  The remaining $37.2 million of revenue for the three months ended June 30, 2019 was from system sales. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service.  Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Six months ended June 30, 2019 Compared with Six months ended June 30, 2018

Ion Implant

Included in total revenue of $165.8 million during the six months ended June 30, 2019 is revenue from sales of ion implant of $157.2 million, or 94.8% of total revenue, compared with $230.4 million, or 95.4%, of total revenue for the six months ended June 30, 2018. The remaining $8.6 million of revenue for the six months ended June 30, 2019 was non-ion implant products and services.

Aftermarket

Included in total revenue of $165.8 million during the six months ended June 30, 2019 is revenue from our aftermarket business of $71.5 million, compared to $82.1 million for the six months ended June 30, 2018. The remaining $94.3 million of revenue for the six months ended June 30, 2019 was from system sales.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Gross Profit:
Product	$31,526	$48,608	$(17,082)	(35.1)%	$68,393	$96,256	$(27,863)	(28.9)%
Product gross margin	45.9%	43.2%			44.7%	42.1%

Services	223	392	(169)	43.1%	862	(100)	962	962.0%
Services gross margin	4.0%	5.8%			6.7%	(0.8)%
Total gross profit	$31,749	$49,000	$(17,251)	(35.2)%	$69,255	$96,156	$(26,901)	(28.0)%
Gross margin	42.8%	41.0%			41.8%	39.8%

Three months ended June 30, 2019 Compared with Three months ended June 30,  2018

Product

Gross margin from product revenue was 45.9% for the three months ended June 30, 2019, compared to 43.2% for the three months ended June 30,  2018. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 4.0% for the three months ended June 30, 2019, compared to 5.8% for the three months ended June 30,  2018.  The decrease in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2019 Compared with Six months ended June 30, 2018

Product

Gross margin from product revenue was 44.7% for the six months ended June 30, 2019, compared to 42.1% for the six months ended June 30, 2018. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 6.7% for the six months ended June 30, 2019, compared to (0.8)% for the six months ended June 30, 2018. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Research and development	$13,720	$12,553	$1,167	9.3%	$27,405	$24,786	$2,619	10.6%
Percentage of revenue	18.5%	10.5%			16.5%	10.3%
Sales and marketing	8,436	8,912	(476)	(5.3)%	17,354	17,323	31	0.2%
Percentage of revenue	11.4%	7.5%			10.5%	7.2%
General and administrative	7,583	8,268	(685)	(8.3)%	15,390	16,278	(888)	(5.5)%
Percentage of revenue	10.2%	6.9%			9.3%	6.7%
Total operating expenses	$29,739	$29,733	$6	0.0%	$60,149	$58,387	$1,762	3.0%
Percentage of revenue	40.1%	24.9%			36.3%	24.2%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $17.8 million or 59.9% of our total operating expenses for the three month period ended June 30, 2019, compared to $18.8 million or 63.2% of our total operating expenses for the three month period ended June 30,  2018.  Personnel costs were  $35.6 million or 59.2% of our total operating expenses for the six month period ended June 30, 2019, compared to $36.7 million or 62.8% of our total operating expenses for the six month period ended June 30, 2018. The lower personnel costs for the three and six month periods ended June 30, 2019 are primarily due to lower incentive based pay expense.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Research and development	$13,720	$12,553	$1,167	9.3%	$27,405	$24,786	$2,619	10.6%
Percentage of revenue	18.5%	10.5%			16.5%	10.3%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will provide customers with competitive performance advantages.

Three months ended June 30, 2019 Compared with Three months ended June 30,  2018

Research and development expense was $13.7 million during the three months ended June 30, 2019, a $1.2 million, or 9.3%, increase from $12.6 million during the three months ended June 30,  2018.  The increase is primarily due to increased outside services cost to support the development of new products and enhancements of existing products.

Six months ended June 30, 2019 Compared with Six months ended June 30, 2018

Research and development expense was $27.4 million during the six months ended June 30, 2019, a $2.6 million, or 10.6%, increase from $24.8 million during the six months ended June 30, 2018. The increase is primarily due to increased outside services and project materials cost to support the development of new products and enhancements of existing products.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Sales and marketing	$8,436	$8,912	$(476)	(5.3)%	$17,354	$17,323	$31	0.2%
Percentage of revenue	11.4%	7.5%			10.5%	7.2%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force. Moving forward, we will incur expenses associated with implementing the agreement with Screen Semiconductor Solutions Co. Ltd., to distribute Purion products to customers in Japan.

Three months ended June 30, 2019 Compared with Three months ended June 30,  2018

Sales and marketing expense was $8.4 million during the three months ended June 30, 2019, a decrease of $0.5 million, or 5.3%, compared with $8.9 million during the three months ended June 30,  2018. The decrease is primarily due to a  decrease in incentive based pay expense.

Six months ended June 30, 2019 Compared with Six months ended June 30, 2018

Sales and marketing expense was $17.4 million during the six months ended June 30, 2019, relatively flat compared with $17.3 million during the six months ended June 30,  2018.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
General and administrative	$7,583	$8,268	$(685)	(8.3)%	$15,390	$16,278	$(888)	(5.5)%
Percentage of revenue	10.2%	6.9%			9.3%	6.7%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2019 Compared with Three months ended June 30,  2018

General and administrative expense was $7.6 million during the three months ended June 30, 2019, a decrease of $0.7 million, or 8.3%,  compared with $8.3 million during the three months ended June 30,  2018.  The decrease is primarily due to a decrease in incentive based pay expense.

Six months ended June 30, 2019 Compared with Six months ended June 30, 2018

General and administrative expense was $15.4 million during the six months ended June 30, 2019, a  decrease of $0.9 million, or 5.5%,  compared with $16.3 million during the six months ended June 30, 2018. The decrease is primarily due to a decrease in incentive based pay expense.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Other expense	$(655)	$(1,628)	$973	59.8%	$(1,217)	$(2,657)	$1,440	54.2%
Percentage of revenue	(1.0)%	(1.3)%			(0.7)%	(1.1)%

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

Other expense was $0.7 million for the three months ended June 30, 2019, compared with $1.6 million for the three months ended June 30,  2018. The decrease in other expense for the three month period ended June 30, 2019 compared to the three month period ended June 30,  2018, was primarily due to lower foreign currency exchange losses in the current year period compared to the prior year and increased interest earned on our invested cash balances.  Other expense was $1.2 million for the six months ended June 30, 2019, compared with $2.7 million for the six months ended June 30, 2018. The decrease in other expense for the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018, was primarily due to lower foreign currency exchange losses in the current year and increased interest earned on our invested cash balances compared to the same period last year.

During the three and six month periods ended June 30, 2019, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements. During the three and six month periods ended June 30, 2018, with the exception of operating lease agreements entered into by us, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Income tax provision	$799	$2,970	$(2,171)	(73.1)%	$1,271	$6,528	$(5,257)	80.5%
Percentage of revenue	1.1%	2.5%			0.8%	2.7%

The income tax provision was $0.8 million during the three months ended June 30, 2019, a decrease of $2.2 million when compared to the three months ended June 30, 2018. The $2.2 million decrease was primarily due to a $3.4 million reduction in tax expense attributable to the decrease in pretax income of $16.3 million, partially offset by a $0.9 million increase in our valuation allowance relating to uncertainty regarding our utilization of research and development credits and $0.3 million of tax benefits relating to stock option exercises and RSU vesting.

The income tax provision was $1.3 million during the six months ended June 30, 2019, a decrease of $5.3 million when compared to the six months ended June 30, 2018. Of the $5.3 million decrease,  $5.7 million was attributable to the decrease in pretax income of $27.2 million, offset by $0.4 million primarily related to a decrease in the tax benefits relating to stock option exercises and RSU vesting.

At December 31, 2018, we had $71.9 million of deferred tax assets worldwide comprised of net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income tax liabilities in future years. This amount was net of a $6.8 million valuation allowance. As of June 30, 2019, the valuation allowance increased to $7.7 million due to the uncertainty of the utilization of certain research and development credits. Management considered the weight of all available evidence in determining whether a valuation allowance was required. After consideration of both positive and negative evidence, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative profitability, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence considered was the volatility of the semiconductor industry in which we operate.

Liquidity and Capital Resources

We had $136.3 million in unrestricted cash and cash equivalents at June 30, 2019, in addition to $6.8 million in restricted cash, primarily comprised of the $5.9 million security deposit for the lease of our corporate headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we have begun efforts to identify both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our products, and others relate to the uncertainties of global economic conditions, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure, other than cost of goods sold, does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending on these factors. We are also engaging in stock repurchases, as discussed below.

During the six months ended June 30, 2019,  we used $20.3 million of cash related to operating activities. This was predominately driven by inventory purchases, payments to our vendors and prior year incentive based pay. In comparison, during the six months ended June 30,  2018,  we generated $15.3 million of cash from operations.

Investing activities for the six months ended June 30, 2019 and 2018 resulted in cash outflows of $8.8 million and $1.7 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2019 used net cash of $12.8 million, $14.0 million of which related to the repurchase of our common stock and $1.6 million related to the payments made to government tax authorities for income tax withholding on RSU vesting, where shares are withheld by the Company. These amounts were partially offset by $2.8 million of proceeds related to the exercise of stock options and purchase of shares under our ESPP. Financing activities for the six months ended June 30,  2018 used net cash of $0.1 million, of which $1.4 million related to payments made to government tax authorities for income tax withholding on RSU vesting, where shares are withheld by the Company the proceeds from the exercise of stock options,  partially offset by $1.3 million related to the exercise of stock options and issuance of shares under our ESPP.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

On January 14, 2019 we announced that our Board of Directors authorized a one-year share repurchase program of up to $35 million of our common stock. These shares may be purchased in the open market or through privately negotiated transactions. We commenced repurchases of our stock in the quarter ended June 30, 2019, using $14.0 million in cash for this purpose. As of June 30, 2019, we had approximately $21.0 million remaining under the share repurchase program. See Part II of this report. We have no obligation to repurchase any additional shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2019 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2019, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2019, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2018 our Board of Directors approved a $35 million one-year program to repurchase shares of our common stock. As of June 30, 2019, $21.0 million remained available for stock repurchases pursuant to this program.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands except per share amounts)
May 1, 2019 through May 31, 2019	642	$16.23	642	$24,577
June 1, 2019 through June 30, 2019	243	$14.87	243	$20,965
Total	885		885

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

10.1

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as approved by the stockholders on May 14, 2019. Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 registration statement filed with the Commission on May 21, 2019.

10.2

Form of Amended and Restated Executive Separation Pay Agreement between the Company and each of Kevin J. Brewer, William Bintz, John E. Aldeborgh, Lynnette C. Fallon, Douglas A. Lawson, and Russell J. Low, executive officers of the Company dated May 15, 2019.  Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 7, 2019. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 7, 2019. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 7, 2019. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 7, 2019. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 7, 2019	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer