Form 10-Q
period 2019-09-30
AXCELIS TECHNOLOGIES INC
filed 2019-11-07
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November  5, 2019 there were 32,421,139 shares of the registrant’s common stock outstanding.

   PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product	$64,290	$88,496	$217,201	$317,039
Services	5,163	6,878	18,034	19,853
Total revenue	69,453	95,374	235,235	336,892
Cost of revenue:
Product	33,587	49,136	118,105	181,423
Services	5,285	6,325	17,294	19,400
Total cost of revenue	38,872	55,461	135,399	200,823
Gross profit	30,581	39,913	99,836	136,069
Operating expenses:
Research and development	12,930	12,845	40,335	37,631
Sales and marketing	8,057	7,923	25,411	25,246
General and administrative	7,707	8,477	23,097	24,755
Total operating expenses	28,694	29,245	88,843	87,632
Income from operations	1,887	10,668	10,993	48,437
Other (expense) income:
Interest income	687	593	2,373	1,518
Interest expense	(1,308)	(1,323)	(3,849)	(3,787)
Other, net	(890)	(592)	(1,252)	(1,710)
Total other expense	(1,511)	(1,322)	(2,728)	(3,979)
Income before income taxes	376	9,346	8,265	44,458
Income tax (benefit) provision	(328)	508	943	7,036
Net income	$704	$8,838	$7,322	$37,422
Net income per share:
Basic	$0.02	$0.27	$0.22	$1.16
Diluted	$0.02	$0.26	$0.22	$1.10
Shares used in computing net income per share:
Basic weighted average common shares	32,344	32,365	32,584	32,225
Diluted weighted average common shares	33,323	33,973	33,821	34,032

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$704	$8,838	$7,322	$37,422
Other comprehensive (loss):
Foreign currency translation adjustments	(1,132)	(284)	(1,847)	(1,584)
Amortization of actuarial loss and other adjustments from pension plan	29	30	89	90
Total other comprehensive (loss)	(1,103)	(254)	(1,758)	(1,494)
Comprehensive (loss) income	$(399)	$8,584	$5,564	$35,928

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$155,317	$177,993
Short-term restricted cash	149	—
Accounts receivable, net	49,046	78,727
Inventories, net	138,353	129,000
Prepaid expenses and other current assets	11,050	11,051
Total current assets	353,915	396,771
Property, plant and equipment, net	25,130	41,149
Operating lease assets	6,175	—
Finance lease assets, net	22,231	—
Long-term restricted cash	6,707	6,909
Deferred income taxes	71,121	71,939
Other assets	45,198	31,673
Total assets	$530,477	$548,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,320	$35,955
Accrued compensation	6,961	19,218
Warranty	3,251	4,819
Income taxes	269	462
Deferred revenue	23,300	19,513
Current portion of finance lease obligation	252	—
Other current liabilities	7,674	5,030
Total current liabilities	63,027	84,997
Finance lease obligation	48,297	47,757
Long-term deferred revenue	4,141	3,071
Other long-term liabilities	7,165	4,279
Total liabilities	122,630	140,104
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,397 shares issued and outstanding at September 30, 2019; 32,558 shares issued and outstanding at December 31, 2018	32	33
Additional paid-in capital	559,063	565,116
Accumulated deficit	(149,938)	(157,260)
Accumulated other comprehensive (loss) income	(1,310)	448
Total stockholders’ equity	407,847	408,337
Total liabilities and stockholders’ equity	$530,477	$548,441

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,048	$32	$556,147	$(204,745)	$2,176	$353,610
Net income	—	—	—	13,915	—	13,915
Adjustment to Retained Earnings upon ASC 606 Adoption	—	—	—	1,600	—	1,600
Foreign currency translation adjustments	—	—	—	—	1,021	1,021
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	75	—	446	—	—	446
Issuance of restricted common shares	19	—	(227)	—	—	(227)
Stock-based compensation expense	—	—	1,132	—	—	1,132
Balance at March 31, 2018	32,142	$32	$557,498	$(189,230)	$3,227	$371,527
Net income	—	—	—	14,669	—	14,669
Foreign currency translation adjustments	—	—	—	—	(2,321)	(2,321)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	46	—	376	—	—	376
Issuance of shares under Employee Stock Purchase Plan	26	—	515	—	—	515
Issuance of restricted common shares	117	—	(1,161)	—	—	(1,161)
Stock-based compensation expense	—	—	1,979	—	—	1,979
Balance at June 30, 2018	32,331	$32	$559,207	$(174,561)	$936	$385,614
Net income	—	—	—	8,838	—	8,838
Foreign currency translation adjustments	—	—	—	—	(284)	(284)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	66	—	467	—	—	467
Issuance of restricted common shares	1	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	2,415	—	—	2,415
Balance at September 30, 2018	32,398	$32	$562,083	$(165,723)	$682	$397,074

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	32,558	$33	$565,116	$(157,260)	$448	$408,337
Net income	—	—	—	6,062	—	6,062
Foreign currency translation adjustments	—	—	—	—	(495)	(495)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	288	—	1,828	—	—	1,828
Issuance of restricted common shares	35	—	(281)	—	—	(281)
Stock-based compensation expense	—	—	1,672	—	—	1,672
Balance at March 31, 2019	32,881	$33	$568,335	$(151,198)	$(17)	$417,153
Net income	—	—	—	556	—	556
Foreign currency translation adjustments	—	—	—	—	(219)	(219)
Change in pension obligation	—	—	—	—	29	29
Exercise of stock options	104	—	567	—	—	567
Issuance of shares under Employee Stock Purchase Plan	32	—	479	—	—	479
Issuance of restricted common shares	165	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	2,246	—	—	2,246
Repurchase of common stock	(885)	(1)	(14,034)	—	—	(14,035)
Balance at June 30, 2019	32,297	$32	$556,283	$(150,642)	$(207)	$405,466
Net income	—	—	—	704	—	704
Foreign currency translation adjustments	—	—	—	—	(1,132)	(1,132)
Change in pension obligation	—	—	—	—	29	29
Exercise of stock options	97	—	642	—	—	642
Issuance of restricted common shares	3	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	2,149	—	—	2,149
Balance at September 30, 2019	32,397	$32	$559,063	$(149,938)	$(1,310)	$407,847

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$7,322	$37,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,583	4,208
Deferred income taxes	818	6,767
Stock-based compensation expense	6,140	5,603
Provision for excess and obsolete inventory	1,961	1,657
Changes in operating assets & liabilities:
Accounts receivable	29,232	(10,222)
Inventories	(16,602)	(4,867)
Prepaid expenses and other current assets	(155)	49
Accounts payable and other current liabilities	(22,887)	(10,872)
Deferred revenue	4,864	1,245
Income taxes	(185)	(61)
Other assets and liabilities	(16,436)	(13,709)
Net cash (used in) provided by operating activities	(345)	17,220

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(11,064)	(3,852)
Net cash used in investing activities	(11,064)	(3,852)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,602)	(1,393)
Repurchase of common stock	(14,035)	—
Proceeds from Employee Stock Purchase Plan	407	437
Proceeds from exercise of stock options	3,039	1,289
Net cash (used in) provided by financing activities	(12,191)	333

Effect of exchange rate changes on cash and cash equivalents	871	1,012
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,729)	14,713

Cash, cash equivalents and restricted cash at beginning of period	184,902	140,880
Cash, cash equivalents and restricted cash at end of period	$162,173	$155,593

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995, and is a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades, used equipment and maintenance services to the semiconductor industry.

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

We recognized stock-based compensation expense of $2.1 million and $2.4 million for the three month periods ended September 30, 2019 and 2018, respectively. We recognized stock-based compensation expense of $6.1 million and $5.6 million for the nine month periods ended September 30, 2019 and 2018, respectively. These amounts include compensation expense related to restricted stock units (“RSUs”),  non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended September 30, 2019 and 2018,  we issued 0.1 million shares of common stock upon stock option exercises and vesting of RSUs. In the three month periods ended September 30, 2019 and 2018,  we received proceeds of $0.6 million and $0.5 million, respectively, in connection with the exercise of stock options.

In the nine month periods ended September 30, 2019 and 2018,  we issued 0.7 million and 0.3 million shares of common stock, respectively, upon stock option exercises, purchases under the ESPP and vesting of RSUs. In the nine month periods ended September 30, 2019 and 2018,  we received proceeds of $3.4 million and $1.7 million, respectively, in connection with the exercise of stock options and ESPP purchases.

Note 3.  Leases

We have operating leases for office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease in relation to the 2015 sale-leaseback of our corporate headquarters in Beverly, Massachusetts. We review all contract agreements to determine if the agreement contains a lease component. An agreement contains a lease component if it provides the use of a specific physical space or a specific physical item. We recognize the lease obligation on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. The value of the right-of-use asset is initially determined based on the net present value of the associated liability, and is adjusted for deferred costs and possible impairments, if any. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options are at our sole discretion. For lease extensions that are reasonably certain to occur, we have included these renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheet are as follows:

		September 30,
Leases	Classification	2019
Assets		(in thousands)
Operating lease	Operating lease assets	$6,175
Finance lease	Finance lease assets *	22,231
Total leased assets		$28,406
Liabilities
Current
Operating	Other current liabilities	$3,219
Finance	Current portion of finance lease obligation	252
Noncurrent
Operating	Other long-term liabilities	2,899
Finance	Finance lease obligation	48,297
Total lease liabilities		$54,667

* Finance lease assets are recorded net of accumulated depreciation of $47.3 million and include $0.8 million of prepaid financing costs as of September 30, 2019.

All of our office locations support selling and servicing functions. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the three and nine months ended September 30, 2019 are as follows:

		Three months ended	Nine months ended
		September 30,	September 30,
Lease cost	Classification	2019	2019
Operating lease cost		(in thousands)
Service	Cost of revenue	$552	$1,732
Research and development	Operating expenses	80	232
Sales and marketing*	Operating expenses	338	1,037
General and administrative*	Operating expenses	207	608
Total operating lease cost		$1,177	$3,609
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$332	$997
Interest on lease liabilities	Interest expense	1,308	3,849
Total finance lease cost		$1,640	$4,846

Total lease cost		$2,817	$8,455

* Sales and marketing, general and administrative expense includes short-term lease and variable lease costs of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Our corporate headquarters, shown below under finance leases, has an original lease term of 22 years. All other locations are treated as operating leases, with lease terms ranging from 1 to 10 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used on our calculation of our lease obligations and right-of-use assets:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases
	(in thousands)
2019	$1,401	$923	$2,324
2020	5,720	3,283	9,003
2021	5,848	1,650	7,498
2022	5,980	508	6,488
2023	6,114	113	6,227
Thereafter	85,905	266	86,171
Total lease payments	$110,968	$6,743	$117,711
Less interest portion*	(62,419)	(625)	(63,044)
Finance lease and operating lease obligations	$48,549	$6,118	$54,667

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

September 30,
Lease term and discount rate	2019
Weighted-average remaining lease term (years):
Operating leases	2.3
Finance leases	17.6
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

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

Nine months ended
September 30,
Cash paid for amounts included in the measurement of lease liabilities	2019
(in thousands)
Operating cash outflows from operating leases	$3,609
Operating cash outflows from finance leases	4,193
Financing cash outflows from finance leases	—
Operating lease assets obtained in exchange for new operating lease liabilities	6,175
Finance lease assets obtained in exchange for new finance lease liabilities	$—

Note 4.  Revenue

 To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as Aftermarket.

Revenue by categories used by management are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Systems	$36,809	$56,394	$131,124	$215,789
Aftermarket	32,644	38,980	104,111	121,103
	$69,453	$95,374	$235,235	$336,892

Revenue by geographic markets is determined based upon the location of where our products are shipped and our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
North America	$7,681	$12,115	$28,670	$39,123
Asia Pacific	47,756	67,019	160,398	253,179
Europe	14,016	16,240	46,167	44,590
	$69,453	$95,374	$235,235	$336,892

Our system sales revenue transactions give rise to contract liabilities  (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and warranty obligations).

Contract liabilities are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Contract liabilities	$27,441	$22,584

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of the period	$14,080	$15,175	$22,584	$18,145
Deferral of revenue	17,254	7,168	20,887	11,586
Recognition of deferred revenue	(3,893)	(4,569)	(16,030)	(11,957)
Balance, ending of the period	$27,441	$17,774	$27,441	$17,774

The majority of our system transactions have payment terms of 90% due upon shipment of the tool and 10% due upon acceptance. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income available to common stockholders	$704	$8,838	$7,322	$37,422
Weighted average common shares outstanding used in computing basic income per share	32,344	32,365	32,584	32,225
Incremental options and RSUs	979	1,608	1,237	1,807
Weighted average common shares used in computing diluted net income per share	33,323	33,973	33,821	34,032
Net income per share
Basic	$0.02	$0.27	$0.22	$1.16
Diluted	$0.02	$0.26	$0.22	$1.10

Diluted weighted average common shares outstanding does not include options and RSUs outstanding to purchase 0.8 million and 0.3 million common equivalent shares for the three month periods ended September 30, 2019 and 2018, respectively, nor options and RSUs outstanding to purchase 0.2 million and eleven thousand common equivalent shares for the nine month periods ended September 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

Note 6.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2019:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2018	$962	$(514)	$448
Other comprehensive loss and pension reclassification	(1,847)	89	(1,758)
Balance at September 30, 2019	$(885)	$(425)	$(1,310)

Note 7. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the amounts shown in the statement of cash flows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$155,317	$177,993
Short-term and long-term restricted cash	6,856	6,909
Total cash, cash equivalents and restricted cash	$162,173	$184,902

As of September 30, 2019, we had $6.9 million in restricted cash which relates to a $5.9 million letter of credit serving as security for the lease of our corporate headquarters in Beverly, Massachusetts, a $0.7 million letter of credit relating to workers’ compensation insurance, a $0.2 million deposit securing a bank guarantee of our performance relating to a customer payment and a $0.1 million deposit relating to customs activity.

Note 8.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Raw materials	$95,758	$91,875
Work in process	30,486	23,857
Finished goods (completed systems)	12,109	13,268
Inventories, net	$138,353	$129,000

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

The changes in our standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2019	2018
	(in thousands)
Balance at January 1 (beginning of year)	$5,091	$4,502
Warranties issued during the period	2,282	4,294
Settlements made during the period	(4,405)	(4,566)
Changes in estimate of liability for pre-existing warranties during the period	523	650
Balance at September 30 (end of period)	$3,491	$4,880

Amount classified as current	$3,251	$4,545
Amount classified as long-term	240	335
Total warranty liability	$3,491	$4,880

Note 10.  Fair Value Measurements

Certain assets on our balance sheets are reported at their fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table sets forth our assets by level within the fair value hierarchy:

	September 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$112,655	$24,000	$—	$136,655

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$138,510	$21,700	$—	$160,210

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 11.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $48.5 million as of September 30, 2019.  Our current lease payments are interest only payments. Commencing in April 2020, the associated lease payments will include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and the associated cash is included in long-term restricted cash.

Note 12.  Income Taxes

The income tax benefit was $0.3 million for the three months ended September 30, 2019, a decrease of $0.8 million when compared to the three months ended September 30, 2018. The $0.8 million decrease was primarily due to a decrease in pretax income for the period of $9.0 million as well as a $1.4 million tax benefit in the three months ended September 30, 2018, relating to the 2017 Tax Cut and Jobs Act.

The income tax provision was $0.9 million during the nine months ended September 30, 2019, a decrease of $6.1 million when compared to the nine months ended September 30, 2018. This change was primarily attributable to the decrease in pretax income of $36.2 million.

We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and, as a result, we do not currently pay significant income taxes in these jurisdictions. At December 31, 2018, we had $71.9 million of deferred tax assets worldwide comprised of net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income tax liabilities in future years. This amount was net of a $6.8 million valuation allowance. As of September 30, 2019, the valuation allowance increased to $7.7 million due to the uncertainty of the utilization of certain research and development credits.

Note 13.  Concentration of Risk

For the three months ended September 30, 2019,  two customers accounted for 28.0% and 13.2% of total revenue, respectively. For the three months ended September 30,  2018,  three customers accounted for 17.8%,  13.6% and 13.1% of total revenue, respectively.

For the nine months ended September 30, 2019,  three customers accounted for 18.7%,  12.4% and 11.8% of total revenue, respectively. For the nine months ended September 30, 2018, two customers accounted for 22.9% and 10.8% of total revenue, respectively.

At September 30, 2019,  four customers accounted for 21.1%,  17.5%, 11.2% and 10.6% of accounts receivable, respectively. At December 31, 2018,  two customers accounted for 21.9% and 11.5% of accounts receivable, respectively.

Note 14. Share Repurchase

Under the current stock repurchase plan, announced on January 14, 2019, we are authorized to repurchase up to $35 million of our common stock through the end of 2019.  During the nine months ended September 30, 2019, we purchased 0.9 million shares at an average cost of $15.83 per share. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. There were no unsettled share repurchases at September 30, 2019. Shares repurchased and retired are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid-in capital has been exhausted, the excess over par value either increases the accumulated deficit or reduces retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Note 15.  Contingencies

(a)  Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

(b)  Indemnifications

Our system sales agreements typically include provisions under which we agree to take certain actions, provide certain remedies and defend our customers against third-party claims of intellectual property infringement under specified conditions and indemnify customers against any damage and costs awarded in connection with such claims. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Note 16.  Headcount-related Actions

During the second quarter of 2019, we took steps to reduce expenses through a variety of programs. Headcount–related actions resulted in $1.0 million of additional expense in the nine months ended September 30, 2019. This expense was recorded as follows; $0.5 million to cost of revenue, $0.3 million to research and development and $0.1 million to both sales and marketing and general and administrative, respectively. As of September 30, 2019, $0.8 million of these expenses remained accrued within current liabilities.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities occur primarily in the United States. Our equipment and service products are highly technical and are sold primarily through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 76.2% of total revenue for the nine months ended September 30, 2019.

In the first nine months of 2019,  our revenues were adversely affected by the current industry slowdown, but we maintained profitability at the lower revenue level, resulting from both improved gross margin and expense control. We have taken steps to reduce operating expenses through a variety of programs while continuing to make the necessary investments in the business required to drive growth. Our strong gross margins in the third quarter are due to cost-out initiatives and favorable product mix.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product	92.6%	92.8%	92.3%	94.1%
Services	7.4	7.2	7.7	5.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	48.4	51.6	50.2	53.9
Services	7.6	6.6	7.4	5.8
Total cost of revenue	56.0	58.2	57.6	59.7
Gross profit	44.0	41.8	42.4	40.3
Operating expenses:
Research and development	18.6	13.5	17.1	11.2
Sales and marketing	11.6	8.3	10.8	7.5
General and administrative	11.1	8.9	9.8	7.3
Total operating expenses	41.3	30.7	37.7	26.0
Income from operations	2.7	11.1	4.7	14.3
Other (expense) income:
Interest income	1.0	0.6	1.0	0.5
Interest expense	(1.9)	(1.4)	(1.6)	(1.1)
Other, net	(1.3)	(0.6)	(0.5)	(0.5)
Total other expense	(2.2)	(1.4)	(1.1)	(1.1)
Income before income taxes	0.5	9.7	3.6	13.2
Income tax (benefit) provision	(0.5)	0.5	0.4	2.1
Net income	1.0%	9.2%	3.2%	11.1%

Revenue

The following table sets forth our revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue:
Product	$64,290	$88,496	$(24,206)	(27.4)%	$217,201	$317,039	$(99,838)	(31.5)%
Percentage of revenue	92.6%	92.8%			92.3%	94.1%
Services	5,163	6,878	(1,715)	(24.9)%	18,034	19,853	(1,819)	(9.2)%
Percentage of revenue	7.4%	7.2%			7.7%	5.9%
Total revenue	$69,453	$95,374	$(25,921)	(27.2)%	$235,235	$336,892	$(101,657)	(30.2)%

Three months ended September 30, 2019 Compared with Three months ended September 30,  2018

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $64.3 million, or 92.6% of revenue during the three months ended September 30, 2019, compared with $88.5 million, or

92.8% of revenue for the three months ended September 30,  2018. The $24.2 million decrease in product revenue for the three month period ending September 30, 2019, in comparison to the same period in 2018, was primarily driven by a decrease in the number of systems sold.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at September 30, 2019 and December 31, 2018 was $27.4 million and $22.6 million, respectively. The net increase in deferred revenue is primarily due to the timing of system acceptances.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.2 million, or 7.4% of revenue for the three months ended September 30, 2019, compared with $6.9 million, or 7.2% of revenue for the three months ended September 30,  2018. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2019 Compared with Nine months ended September 30, 2018

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $217.2 million, or 92.3% of revenue during the nine months ended September 30, 2019, compared with $317.0 million, or 94.1% of revenue for the nine months ended September 30, 2018. The $99.8 million decrease in product revenue for the nine month period ending September 30, 2019, in comparison to the same period in 2018, was primarily driven by a decrease in the number of systems sold.

Services

Services revenue was $18.0 million, or 7.7% of revenue for the nine months ended September 30, 2019, compared with $19.9 million, or 5.9% of revenue for the nine months ended September 30, 2018.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also regularly disaggregates revenue in the following categories, which it finds relevant and useful:

•	Ion implant revenue separate from revenue from legacy non-implant product lines, given that ion implantation systems are the primary driver of our growth and strategic objectives;
•	Systems and Aftermarket revenues, in which “Aftermarket” is
A.	the portion of Product revenue relating to spare parts, product upgrades and used systems combined with
B.	Services revenue, which is the labor component of aftermarket revenues;

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

The ion implant and Aftermarket revenue categories for recent periods are discussed below.

Three months ended September 30, 2019 Compared with Three months ended September 30,  2018

Ion Implant

Included in total revenue of $69.5 million during the three months ended September 30, 2019 is revenue from sales of ion implant of $65.2 million, or 93.9% of total revenue, compared with $90.4 million, or 94.8%, of total revenue for the three months ended September 30,  2018.  The remaining $4.3 million of revenue for the three months ended September 30, 2019 was non-ion implant services.

Aftermarket

Included in total revenue of $69.5 million during the three months ended September 30, 2019 is revenue from our Aftermarket business of $32.6 million, compared to $39.0 million for the three months ended September 30,  2018.  The remaining $36.8 million of revenue for the three months ended September 30, 2019 was from system sales. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used tools.

Nine months ended September 30, 2019 Compared with Nine months ended September 30, 2018

Ion Implant

Included in total revenue of $235.2 million during the nine months ended September 30, 2019 is revenue from sales of ion implant of $222.4 million, or 94.5% of total revenue, compared with $320.8 million, or 95.2%, of total revenue for the nine months ended September 30, 2018. The remaining $12.8 million of revenue for the nine months ended September 30, 2019 was non-ion implant services.

Aftermarket

Included in total revenue of $235.2 million during the nine months ended September 30, 2019 is revenue from our Aftermarket business of $104.1 million, compared to $121.1 million for the nine months ended September 30, 2018. The remaining $131.1 million of revenue for the nine months ended September 30, 2019 was from system sales.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Gross Profit:
Product	$30,703	$39,360	$(8,657)	(22.0)%	$99,096	$135,616	$(36,520)	(26.9)%
Product gross margin	47.8%	44.5%			45.6%	42.8%

Services	(122)	553	(675)	122.1%	740	453	287	(63.4)%
Services gross margin	(2.4)%	8.0%			4.1%	2.3%
Total gross profit	$30,581	$39,913	$(9,332)	(23.4)%	$99,836	$136,069	$(36,233)	(26.6)%
Gross margin	44.0%	41.8%			42.4%	40.3%

Three months ended September 30, 2019 Compared with Three months ended September 30,  2018

Product

Gross margin from product revenue was 47.8% for the three months ended September 30, 2019, compared to 44.5% for the three months ended September 30,  2018. The increase in gross margin resulted from improved margins on Purion systems due to cost-out initiatives and favorable product mix.

Services

Gross margin from services revenue was (2.4)% for the three months ended September 30, 2019, compared to 8.0% for the three months ended September 30,  2018.  The decrease in gross margin is attributable to changes in the mix of service contracts.

Nine months ended September 30, 2019 Compared with Nine months ended September 30, 2018

Product

Gross margin from product revenue was 45.6% for the nine months ended September 30, 2019, compared to 42.8% for the nine months ended September 30, 2018. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 4.1% for the nine months ended September 30, 2019, compared to 2.3% for the nine months ended September 30, 2018. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Research and development	$12,930	$12,845	$85	0.7%	$40,335	$37,631	$2,704	7.2%
Percentage of revenue	18.6%	13.5%			17.1%	11.2%
Sales and marketing	8,057	7,923	134	1.7%	25,411	25,246	165	0.7%
Percentage of revenue	11.6%	8.3%			10.8%	7.5%
General and administrative	7,707	8,477	(770)	(9.1)%	23,097	24,755	(1,658)	(6.7)%
Percentage of revenue	11.1%	8.9%			9.8%	7.3%
Total operating expenses	$28,694	$29,245	$(551)	(1.9)%	$88,843	$87,632	$1,211	1.4%
Percentage of revenue	41.3%	30.7%			37.7%	26.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $16.9 million or 58.5% of our total operating expenses for the three month period ended September 30, 2019, compared to $18.1 million or 61.8% of our total operating expenses for the three month period ended September 30,  2018.  Personnel costs were  $52.6 million or 59.0% of our total operating expenses for the nine month period ended September 30, 2019, compared to $54.7 million or 62.5% of our total operating expenses for the nine month period ended September 30, 2018. The lower personnel costs for the three and nine month periods ended September 30, 2019 are primarily due to lower incentive based pay expense.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Research and development	$12,930	$12,845	$85	0.7%	$40,335	$37,631	$2,704	7.2%
Percentage of revenue	18.6%	13.5%			17.1%	11.2%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Three months ended September 30, 2019 Compared with Three months ended September 30,  2018

Research and development expense was $12.9 million during the three months ended September 30, 2019, an increase of $0.1 million, or 0.7%, relatively flat when compared to the three months ended September 30,  2018.

Nine months ended September 30, 2019 Compared with Nine months ended September 30, 2018

Research and development expense was $40.3 million during the nine months ended September 30, 2019, a $2.7 million, or 7.2%, increase from $37.6 million during the nine months ended September 30, 2018. The increase is primarily due to increased outside services and project materials cost to support the development of new products and enhancements of existing products.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Sales and marketing	$8,057	$7,923	$134	1.7%	$25,411	$25,246	$165	0.7%
Percentage of revenue	11.6%	8.3%			10.8%	7.5%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force. Moving forward, we will incur expenses associated with implementing the agreement with Screen Semiconductor Solutions Co. Ltd., to distribute Purion products to customers in Japan.

Three months ended September 30, 2019 Compared with Three months ended September 30,  2018

Sales and marketing expense was $8.1 million during the three months ended September 30, 2019, an increase of $0.1 million, or 1.7%, relatively flat when compared with $7.9 million during the three months ended September 30,  2018.

Nine months ended September 30, 2019 Compared with Nine months ended September 30, 2018

Sales and marketing expense was $25.4 million during the nine months ended September 30, 2019, an increase of $0.2 million, or 0.7%, relatively flat when compared with $25.2 million during the nine months ended September 30,  2018.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
General and administrative	$7,707	$8,477	$(770)	(9.1)%	$23,097	$24,755	$(1,658)	(6.7)%
Percentage of revenue	11.1%	8.9%			9.8%	7.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2019 Compared with Three months ended September 30,  2018

General and administrative expense was $7.7 million during the three months ended September 30, 2019, a decrease of $0.8 million, or 9.1%,  compared with $8.5 million during the three months ended September 30,  2018.  The decrease is primarily due to a decrease in incentive based pay expense.

Nine months ended September 30, 2019 Compared with Nine months ended September 30, 2018

General and administrative expense was $23.1 million during the nine months ended September 30, 2019, a  decrease of $1.7 million, or 6.7%,  compared with $24.8 million during the nine months ended September 30, 2018. The decrease is primarily due to a decrease in incentive based pay expense.

Other (Expense) Income

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Other expense	$(1,511)	$(1,322)	$(189)	(14.3)%	$(2,728)	$(3,979)	$1,251	31.4%
Percentage of revenue	(2.2)%	(1.4)%			(1.1)%	(1.1)%

Other (expense) income consists primarily of interest relating to the finance lease obligation we incurred in connection with the 2015 sale of our headquarters facility and other financing obligations, foreign exchange gains and losses attributable to fluctuations of the US dollar against local currencies of certain of the countries in which we operate as well as interest earned on our invested cash balances.

Other expense was $1.5 million for the three months ended September 30, 2019, compared with $1.3 million for the three months ended September 30,  2018. The increase in other expense for the three month period ended September 30, 2019 compared to the three month period ended September 30,  2018, was primarily due to higher foreign currency exchange losses in the current year period compared to the prior year.  Other expense was $2.7 million for the nine months ended September 30, 2019, compared with $4.0 million for the nine months ended September 30, 2018. The decrease in other expense for the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018, was primarily due to lower foreign currency exchange losses in the current year and increased interest earned on our invested cash balances compared to the same period last year.

During the three and nine month periods ended September 30, 2019, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements. During the three and nine month periods ended September 30, 2018, with the exception of operating lease agreements entered into by us, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax (Benefit) Provision

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2019	2018	$ %		2019	2018	$ %
	(dollars in thousands)
Income tax (benefit) provision	$(328)	$508	$(836)	(164.6)%	$943	$7,036	$(6,093)	86.6%
Percentage of revenue	(0.5)%	0.5%			0.4%	2.1%

The income tax benefit was $0.3 million for the three months ended September 30, 2019, a decrease of $0.8 million when compared to the three months ended September 30, 2018. The $0.8 million decrease was primarily due to a decrease in pretax income for the period of $9.0 million as well as a $1.4 million tax benefit in the three months ended September 30, 2018, relating to the 2017 Tax Cut and Jobs Act.

The income tax provision was $0.9 million during the nine months ended September 30, 2019, a decrease of $6.1 million when compared to the nine months ended September 30, 2018. This change was primarily attributable to the decrease in pretax income of $36.2 million.

At December 31, 2018, we had $71.9 million of deferred tax assets worldwide comprised of net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income tax liabilities in future years. This amount was net of a $6.8 million valuation allowance. As of September 30, 2019, the valuation allowance increased to $7.7 million due to the uncertainty of the utilization of certain research and development credits. Management considered the weight of all available evidence in determining whether a valuation allowance was required. After consideration of both positive and negative evidence, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized. The positive evidence considered was three year U.S. historical cumulative pretax income, projected future taxable income and length of carry-forward periods of net operating losses and tax credits. The primary negative evidence considered was the volatility of the semiconductor industry in which we operate.

Liquidity and Capital Resources

We had $155.3 million in unrestricted cash and cash equivalents at September 30, 2019, in addition to $6.9 million in restricted cash, primarily comprised of the $5.9 million security for the lease of our corporate headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2019,  we used $0.3 million of cash related to operating activities. In comparison, during the nine months ended September 30,  2018,  we generated $17.2 million of cash from operations.

Investing activities for the nine months ended September 30, 2019 and 2018 resulted in cash outflows of $11.1 million and $3.9 million, respectively, used for capital expenditures. During the nine months ended September 30, 2019, we purchased machinery and equipment to support manufacturing and engineering operations.

Financing activities for the nine months ended September 30, 2019 used net cash of $12.2 million, $14.0 million of which related to the repurchase of our common stock and $1.6 million related to the payments made to government tax authorities for income tax withholding on RSU vesting, where shares are withheld by the Company. These amounts were partially offset by $3.4 million of proceeds related to the exercise of stock options and purchase of shares under our ESPP. Financing activities for the nine months ended September 30,  2018 generated net cash of $0.3 million, of which $1.7 million related to the exercise of stock options and issuance of shares under our ESPP, partially offset by $1.4 million related to payments made to government tax authorities for income tax withholding on RSU vesting, where shares are withheld by the Company.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

On January 14, 2019 we announced that our Board of Directors authorized a one-year share repurchase program of up to $35 million of our common stock. These shares may be purchased in the open market or through privately negotiated transactions. We commenced repurchases of our stock in the second quarter, using $14.0 million in cash for this purpose. As of September 30, 2019, we had approximately $21.0 million remaining under the share repurchase program. See Part II, Item 2 of this report. We have no obligation to repurchase any additional shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2019 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2019, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of September 30, 2019, there have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2018 our Board of Directors approved a $35 million one-year program to repurchase shares of our common stock. As of September 30, 2019, $21.0 million remained available for stock repurchases pursuant to this program.

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

The following table summarizes the stock repurchase activity for the nine months ended September 30, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 7, 2019. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 7, 2019. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 7, 2019. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 7, 2019. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 7, 2019	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer