Form 10-K
period 2019-12-31
AXCELIS TECHNOLOGIES INC
filed 2020-03-02
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019:  $477,385,624

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 27, 2020:  33,089,192

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 19, 2020 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 95.1% of our revenue in 2019, with the remaining 4.9% of revenue derived from other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

2019 was a challenging year for the industry, with memory spending down double digits from 2018 levels. Revenue for 2019 was $343.0 million, a decrease of 22.5% from 2018 revenue of $442.6 million. Systems revenue for 2019 was $202.6 million, compared to $280.4 million in 2018. Operating profit was $24.2 million in 2019, compared to $60.0 million in 2018. Net income for the year was $17.0 million with diluted earnings per share of $0.50. This compares to 2018 net income of $45.9 million and earnings per diluted share of $1.35.

Despite lower year over year financial results, other metrics show Axcelis’ continuing improvement.  2019 marked the first time Axcelis has remained profitable through a full industry cycle. We have now achieved over 5 years of consecutive quarterly profits while making investments that put the Company in a stronger competitive position as we enter what should be a period of extended growth. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. In 2019, we continued to expand the Purion installed base, growing our large and diverse group of customers.  We also sharpened our focus on key market segments in the mature process technology areas, such as image sensors and power devices.  We grew our family of Purion product extensions with the launch of four new Purion implanters specifically targeted at these segments. Through the introduction of new Purion product extensions and continuous cost out activity, we improved our gross margin year over year, making this the second consecutive year with gross margin greater than 40 percent.  Additionally, we maintained a strong balance sheet free of debt and instituted a share repurchase program.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable, financial performance, which we expect to continue to deliver in 2020. Our performance is subject to risks and uncertainties discussed below under Item 1A Risk Factors.

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

Axcelis’ Strategy

Axcelis’ 2020 strategic directives are:

•	Grow our Purion footprint within our existing customer base as well as at new accounts in targeted key market segments and geographies
o	Develop and support world class Purion products and technologies that align with customer roadmaps
o	Drive product differentiation resulting in productivity, cost of ownership and device performance and yield (DPY) advantages
•	Drive Customer Support and Innovation (CS&I) revenues by delivering excellent customer support and innovative, high value products and services
•	Meet our 2020 financial goals
o	Drive revenue growth to set up achievement of our target business models
o	Drive year over year gross margin improvement
o	Execute a capital strategy that funds appropriate investments in the business and enables the return of cash to shareholders on terms approved by the Board of Directors

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

In order to efficiently cover the wide range of implant steps, three different types of implanters have been developed, each targeted at a specific range of applications, primarily defined by dose and energy. The three traditional implanter types are referred to as high current,  high energy and medium current:

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

•

High Energy Implant.  Our Purion XE and other Purion high energy systems combine Axcelis’ production‑proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. Axcelis is a market leader in high energy ion implanters for many years and Axcelis continues to offer legacy high energy systems, as well as a range of new Purion systems which have differentiated capabilities for specialty applications.

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

Aftermarket Support and Services

Through our Customer Support and Innovation (“CS&I”) business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 3,100 of our products are in use in 31 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and application support out of our field offices to customers located in 31 countries. Revenue generated through our CS&I business represented 40.9%, 36.6% and 36.0% of revenue in 2019,  2018 and 2017, respectively.

To support our aftermarket business, we have sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, and product, process and applications support.

Most of our customers maintain spare parts inventories for our machines. In addition to our web‑based spare parts management and replenishment tracking program, we offer a number of Business‑to‑Business options to support our customers’ parts management requirements. Our Axcelis Managed Inventory service offering provides the customer with full spares support through a parts consignment arrangement in which Axcelis retains responsibility for the complete supply chain. These services provide ease of use alternatives that reduce order fulfillment costs and improve cycle time, resulting in an expanded customer base for this service offering.

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Germany, Singapore, Japan and Italy.

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 89.4%, 87.7% and 84.9% of total revenue in 2019,  2018 and 2017, respectively. Substantially all of our sales are denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10‑K for a breakdown of our revenue and long‑lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2019,  according to Gartner Inc., the top 20 semiconductor chip manufacturers accounted for approximately 88.2% of total semiconductor capital equipment spending, down slightly from 88.8% in 2018. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2019,  revenues from each of Samsung Electronics Co, Ltd., SK Hynix Inc. and Taiwan Semiconductor Manufacturing Company represented 10 percent or more of consolidated revenues. The loss of these customers would have a material adverse effect on our business.

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

Our expenses for research and development were $53.9 million, $51.9 million and $43.1 million in 2019,  2018 and 2017, respectively, or 15.7%, 11.7% and 10.5% of revenue, respectively.

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

In ion implantation, we mainly compete against Applied Materials, Inc. Axcelis and Applied Materials are the only ion implant manufacturers with a full range of implant products, as well as service and support infrastructures able to service our customers globally. Three other niche players we compete with from time to time include Advanced Ion Beam Technology, Inc., Nissin Ion Implantation Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2019, we had 246 active patents issued in the United States and 493 active patents granted in other countries, as well as 245 patent applications (47 in the United States and 198 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $99.3 million and $65.1 million as of December 31, 2019 and 2018, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and are typically due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2019 were $77.2 million compared to $42.1 million in the quarter ended December 31, 2018.

Employees

As of December 31, 2019, we had 960 employees and 49 temporary staff worldwide, of which 703 work in North America, 250 in Asia and 56 in Europe. We consider our relationship with our employees to be good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. One of our European locations has formed a work council, which has certain information and discussion rights under applicable law.

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

We are proud of our commitment to improving our environment. We believe that our operations are in compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO 9001:2015 and ISO 14001:2015 certified at our Beverly, MA facility.

Information about our Executive Officers

Mary G. Puma, 62, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation and Semiconductor Equipment and Materials International (SEMI).

Kevin J. Brewer, 61, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company’s Electronic Systems and Missile Systems groups.

John E. Aldeborgh,  63, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. (an ion implantation systems business acquired by Applied Materials Inc. in 2011) from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

William Bintz,  63, is our Executive Vice President, Product Development since November 2016. From 2011 until November 2016, Mr. Bintz served as Executive Vice President, Product Development, Engineering and Marketing. Prior to that, he served as Senior Vice President, Marketing beginning in September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

Lynnette C. Fallon, 60, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

Douglas A. Lawson, 59, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the Company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

Russell J. Low, Ph. D., 49,  is our Executive Vice President, Engineering, having joined Axcelis in October 2016.  Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012.  From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology.  Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. from 1997 to 2003.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers.  In 2019, our top ten customers accounted for 74.1% of our net sales, in comparison to 76.9% and 73.3% in 2018 and 2017, respectively. None of our customers have entered into a long‑term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Axcelis is subject to the risks of operating internationally: we derive a substantial portion of our revenue from outside the United States, especially from Asia.

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non‑U.S. customers and sales by our non‑U.S. subsidiaries, accounted for 89.4% of total revenue in 2019.  Asia dominates our international sales. Ion implanter system shipments to Asian customers represented 87.7% of total system shipment dollars in 2019. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to China will continue to increase in coming years, creating both risk and opportunity. China represents a higher risk than some other international locations because of trade tensions with the United States, and other challenges reflecting China’s stage of development, including public health concerns and rapid growth. We also source a substantial portion of our materials from outside of the United States.  Because of our dependence upon international sales and our global supply chain, our results and prospects may be adversely affected by a number of factors, including:

•	unexpected changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

•	volatility in currency exchange rates;

•	political and economic instability;

•

global health emergency (for example in early 2020, a novel coronavirus, COVID-19, was diagnosed in China and has spread globally. Axcelis has both customers and suppliers in regions currently affected by the virus. We have put policies in place to safeguard our employees while continuing to serve our customers. The extent of the outbreak and its impact on our operations is uncertain. This is a rapidly changing situation which could materially impact our business and results of operations.);

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

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. We also pay almost all non-US vendors providing materials, components and subassemblies to our U.S. factory in U.S. dollars. However, the aftermarket revenues of our non-U.S. subsidiaries, and most of the operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies.  The translation of these operating results into U.S. dollars in our Consolidated Statement of Operations can result in other income (expense).  Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).  Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2019, approximately 25.3% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2019, our operations outside of the United States accounted for approximately 13.4% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

We derive our new systems revenue from the sale of a small number of expensive products to a relatively small number of customers. The selling prices on our ion implant and other legacy processing systems range from approximately $2.0 million to $8.0 million. We also sell used equipment in our aftermarket business. Each sale, or failure to make a sale, may have a significant effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems, warranty costs and impact of changes to inventory reserves. New product introductions may also affect our gross margin. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

Our financial results may fall short of anticipated levels because forecasting revenue and profitability is complex and may be inaccurate.

Management may from time to time provide financial forecasts to investors. These forecasts are based on assumptions, which are believed to be reasonable when made, of the timing of system orders, system shipments, system acceptance and aftermarket revenue. Any of these assumptions can prove erroneous and the level of revenue recognizable in a particular quarter may vary from the forecast. Our lengthy sales cycle, coupled with customers’ competing capital budget considerations, make revenue difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenue and operating results for a quarter depend on our shipping systems on previous orders as scheduled during that quarter, receiving customer acceptance of previously shipped products, and obtaining new orders for products and services to be provided within that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in revenue from new orders, including aftermarket revenue, could materially affect our financial results.

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

The semiconductor industry is cyclical, experiencing upturns when the demand for our products is high and downturns when our customers are not investing in new or expanded fabrication facilities. From time to time, inventory buildups in the semiconductor industry produce an oversupply of semiconductors. This can cause a reduced demand for capital equipment such as our products, negatively impacting our sales and level of profitability. Our revenue can vary significantly from one point in the cycle to another, making it difficult to manage the business, both when revenue is increasing and when it is decreasing. In addition, a substantial portion of our operating expenses do not fluctuate with changes in volume. Significant decreases in revenue can therefore have a disproportionate effect on profitability. In addition, reduced demand for our products and services may require Axcelis to implement cost reduction efforts, including restructuring activities, which may adversely affect Axcelis’ ability to capitalize on opportunities that arise in the future.

Axcelis is exposed to risks related to cybersecurity threats and incidents.

In the conduct of our business, Axcelis collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2017 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are largely financially motivated, although business espionage is the objective in a strong majority of the incidents.  Axcelis has been and expects to be subject to cybersecurity threats and incidents, including employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date. Axcelis devotes significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Axcelis’ and that of third parties); reputational damage; unnecessary expense; litigation with third parties; diminution in the value of Axcelis’ investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. These adverse outcomes could negatively impact our revenues, expenses, profitability and asset values.

Axcelis is subject to risks associated with environmental, health and safety regulations.

Axcelis is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, shipping and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipment or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property. Axcelis could be required to alter its manufacturing and operations and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject Axcelis to significant costs and liabilities that could adversely affect Axcelis’ business, financial condition and results of operations.

Our proprietary technology may be vulnerable to efforts by competitors to challenge or design around, potentially reducing our market share.

We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property, our competitors may be able to challenge, design around or legitimately use the proprietary technology embedded in our systems or other technology or information used in our business. If this occurs, the value of our proprietary technology will be diminished. Our means of protecting our proprietary rights may not be adequate and our patents may not be sufficient to prevent others from using technology that is similar to or the same as our technology. Patents issued to us may be challenged and might be invalidated or circumvented and any rights granted under our patents may not provide adequate protection to us. Our competitors may independently develop similar technology, duplicate features of our products or design around patents that may be issued to us. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce or defend our intellectual property rights. Finally, all patents expire after a period of time (in the U.S., patents expire 20 years from the date of filing of the patent application). Our market share could be negatively impacted by the invalidation or expiration of a patent which had created a barrier for our competitors.

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

We require a substantial amount of capital to meet our operating requirements and remain competitive. We routinely incur significant costs to purchase inventory to meet expected system sales, to develop and introduce new products, and to place evaluation systems at new customer sites.  Our Board has also authorized management to repurchase shares of our common stock under a stock repurchase program.  There can be no assurance that we will realize a return on the capital expended. Although our current cash levels are expected to be adequate for our foreseeable cash requirements, if our operating results falter, or our cash flow or capital resources prove inadequate, we may incur debt to fund these requirements. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. Any inability to obtain funding on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive, and materially and adversely affect our results of operations and financial condition.

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

The stock markets in general, and the markets for semiconductor equipment stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market price of the common stock may also fluctuate significantly in response to the following factors, among others, some of which are beyond our control:

•	variations in our quarterly results;
•	the issuance or repurchase of shares of our common stock;
•	changes in securities analysts’ estimates of our financial performance;
•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;
•	loss of a major customer or failure to complete significant transactions;
•	additions or departures of key personnel; and
•

unfavorable new positions adopted by investor stewardship groups and proxy advisory firms regarding desired environmental, social and governance disclosures, policies, ranking systems and other initiatives.

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

As of December 31, 2019,  we also leased 47 other properties, of which 10 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 27, 2020, we had approximately 1,400 stockholders of record.

The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands except per share amounts)
May 1, 2019 through May 31, 2019	642	$16.23	642	$39,577
June 1, 2019 through June 30, 2019	243	$14.87	243	35,965
November 1, 2019 through November 30, 2019	52	$21.89	52	34,839
December 1, 2019 through December 31, 2019	115	$22.39	115	$32,256
Total	1,052		1,052

* In December 2019, we announced that our Board of Directors extended and increased the stock repurchase program, authorizing up to $50 million share repurchase through the end of 2020. As of December 31, 2019, $32.3 million remained available for stock repurchases pursuant to this program.

The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for business development, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The remainder of the information required by Item 5 of Form 10-K is incorporated by reference to the information responsive thereto contained in the section of the Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2020 captioned “Proposal 2: Approval of the 2020 Employee Stock Purchase Plan – Current Equity Compensation Plan Information.”

Item 6.  Selected Financial Data.

The following selected consolidated statements of operations data for each of the three years ended December 31, 2019,  2018 and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 have been derived from the audited consolidated financial statements contained in Item 15 of Part IV of this Form 10‑K. The selected consolidated balance sheets data as of December 31, 2017 and 2016, and the statements of operations data for the years ended December 31, 2016 and 2015, have been derived from the audited financial statements contained in our Form 10‑K filed on March 14,  2018.  The consolidated balance sheets data as of December 31, 2015 have been derived from the audited financial statements contained in our Form 10-K filed on March 14, 2017.

The historical financial information set forth below may not be indicative of our future performance and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and

our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 15 of Part IV, respectively, of this Form 10‑K.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$342,958	$442,575	$410,561	$266,980	$301,495
Gross profit	144,152	179,636	150,247	99,598	101,706
Income from operations	24,205	59,959	47,842	16,623	20,718
Income before income taxes	20,922	54,705	43,831	11,024	15,205
Net income	17,034	45,885	126,959	11,001	14,678
Net income per share:
Basic	$0.52	$1.42	$4.11	$0.38	$0.51
Diluted	$0.50	$1.35	$3.80	$0.36	$0.49
Shares used in computing basic and diluted per share amounts:
Basic	32,559	32,286	30,866	29,195	28,595
Diluted	33,828	34,002	33,436	30,947	30,229
Consolidated balance sheets data:
Cash and cash equivalents	$139,881	$177,993	$133,407	$70,791	$78,889
Working capital	307,015	311,774	260,488	192,998	185,589
Total assets	548,094	548,441	488,218	302,231	281,784
Long-term liabilities	60,003	55,107	55,321	53,045	53,652
Stockholders’ equity	419,427	408,337	353,610	201,455	183,764

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

2019 was a challenging year for the industry, with memory spending remaining low throughout the year. Revenue for 2019 was $343.0 million, a decrease of 22.5% from 2018 revenue of $442.6 million. Systems revenue for 2019 was $202.6 million, compared to $280.4 million in 2018. Operating profit was $24.2 million in 2019, compared to $60.0 million in 2018. Net income for the year was $17.0 million with diluted earnings per share of $0.50. This compares to 2018 net income of $45.9 million and earnings per diluted share of $1.35.

Despite lower year over year financial results, other metrics show Axcelis’ continuing improvement.  2019 marked the first time Axcelis has remained profitable through a full industry cycle. We have now achieved over 5 years of consecutive quarterly profits while making investments that put the Company in a stronger competitive position as we enter what should be a period of extended growth. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. In 2019, we continued to expand the Purion installed base, growing our large and diverse group of customers.  We also sharpened our focus on key market segments in the mature process technology areas, such as image sensors and power devices.  We grew our family of Purion product extensions with the launch of four new Purion implanters specifically targeted at these segments. Through the introduction of new Purion product extensions and continuous cost out activity, we improved our gross margin year over year, making this the second consecutive year with gross margin greater than 40 percent.  Additionally, we maintained a strong balance sheet free of debt and instituted a share repurchase program.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2019, the top 20 semiconductor chip manufacturers accounted for approximately 88.2% of total semiconductor capital equipment spending, down from 88.8% in 2018.  Our net revenue from our ten largest customers accounted for 74.1% of total revenue for the year ended December 31, 2019 compared to 76.9% and 73.3% of revenue for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2019,  we had three customers representing 18.2%, 14.2% and 12.0% of total revenue, respectively.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (i) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

Inventory—Provision for Excess and Obsolescence and Lower of Cost or Net Realizable Value

We record a provision for estimated excess and obsolete inventory and lower of cost or net realizable value. The provision is determined using management’s assumptions of materials usage, based on estimates of forecasted and historical demand and market conditions. Specifically, our assumptions of forecasted system sales and the size and utilization of the installed base of systems may have a significant effect on estimated materials usage. If actual market conditions become less favorable than those projected by management, additional inventory write‑downs may be required.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended December 31,
	2019	2018	2017
Revenue:
Product	93.2%	94.0%	94.3%
Services	6.8	6.0	5.7
Total revenue	100.0	100	100
Cost of revenue:
Product	51.2	53.4	57.2
Services	6.7	6.0	6.2
Total cost of revenue	57.9	59.4	63.4
Gross profit	42.1	40.6	36.6
Operating expenses:
Research and development	15.7	11.7	10.5
Sales and marketing	10.0	7.8	6.9
General and administrative	9.3	7.5	7.5
Total operating expenses	35.0	27.0	24.9
Income from operations	7.1	13.6	11.7
Other (expense) income:
Interest income	0.9	0.5	0.2
Interest expense	(1.5)	(1.2)	(1.3)
Other, net	(0.3)	(0.6)	0.1
Total other expense	(0.9)	(1.3)	(1.0)
Income before income taxes	6.2	12.3	10.7
Income tax provision (benefit)	1.1	1.9	(20.2)
Net income	5.1%	10.4%	30.9%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue:
Product	$319,505	$415,922	$(96,417)	(23.2)%	$415,922	$387,124	$28,798	7.4%
Percentage of revenue	93.2%	94.0%			94.0%	94.3%
Services	23,453	26,653	(3,200)	(12.0)%	26,653	23,437	3,216	13.7%
Percentage of revenue	6.8%	6.0%			6.0%	5.7%
Total revenue	$342,958	$442,575	$(99,617)	(22.5)%	$442,575	$410,561	$32,014	7.8%

2019 Compared with 2018

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $319.5 million or 93.2% of revenue in 2019, compared with $415.9 million, or 94.0% of revenue in 2018. The decrease in product revenue in 2019 was primarily driven by a decrease in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2019 and 2018 was $29.3 million and $22.6 million, respectively. The increase was primarily due to an increase in system prepayments in the current year.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on‑site service personnel, was $23.5 million, or 6.8% of revenue for 2019, compared with $26.7 million, or 6.0% of revenue for 2018. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

2018 Compared with 2017

Product

Product revenue was $415.9 million or 94.0% of revenue in 2018, compared with $387.1 million, or 94.3% of revenue in 2017. The increase in product revenue in 2018 was primarily driven by an increase in the number of Purion systems sold.

The total amount of deferred revenue at December 31, 2018 and 2017 was $22.6 million and $18.1 million, respectively. The increase was primarily due to the increased number of systems sold in the current year.

Services

Services revenue was $26.7 million, or 6.0% of revenue for 2018, compared with $23.4 million, or 5.7% of revenue for 2017.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also uses revenue categorizations which break down revenue into other groupings. Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

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

2019 Compared with 2018

Ion Implant

Revenue from sales of ion implantation products and related service was $326.0 million, or 95.1% of total revenue in 2019, compared with $421.7 million, or 95.3%, of total revenue in 2018.

Aftermarket

We refer to the business of selling spare parts, product upgrades, and used systems, combined with the sale of maintenance labor and service contracts and service hours, as the “aftermarket” business. Revenue from our aftermarket business was $140.4 million in 2019, compared to $162.2 million for 2018. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

2018 Compared with 2017

Ion Implant

Revenue from sales of ion implantation products and related service was $421.7 million, or 95.3% of total revenue in 2018, compared with $391.1 million, or 95.2%, of total revenue in 2017.

Aftermarket

Revenue from our aftermarket business was $162.2 million in 2018, compared to $147.9 million for 2017.

Gross Profit / Gross Margin

The following table sets forth our gross profit:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(dollars in thousands)
Gross Profit:
Product	$143,773	$179,476	$(35,703)	(19.9)%	$179,476	$152,192	$27,284	17.9%
Product gross margin	45.0%	43.2%			43.2%	39.3%

Services	379	160	219	136.9%	160	(1,945)	2,105	(108.2)%
Services gross margin	1.6%	0.6%			0.6%	(8.3)%
Total gross profit	$144,152	$179,636	$(35,484)	(19.8)%	$179,636	$150,247	$29,389	19.6%
Gross margin	42.0%	40.6%			40.6%	36.6%

2019 Compared with 2018

Product

Gross margin from product revenue was 45.0% for the twelve months ended December 31, 2019, compared to 43.2% for the twelve months ended December 31, 2018. The increase in gross margin of 1.8% resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 1.6% for the twelve months ended December 31, 2019, compared to 0.6% for the twelve months ended December 31, 2018. The increase in gross margin is attributable to changes in the mix of service contracts.

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

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$53,931	$51,876	$2,055	4.0%	$51,876	$43,071	$8,805	20.4%
Percentage of revenue	15.7%	11.7%			11.7%	10.5%
Sales and marketing	34,290	34,608	(318)	(0.9)%	34,608	28,532	6,076	21.3%
Percentage of revenue	10.0%	7.8%			7.8%	6.9%
General and administrative	31,726	33,193	(1,467)	(4.4)%	33,193	30,802	2,391	7.8%
Percentage of revenue	9.3%	7.5%			7.5%	7.5%
Total operating expenses	$119,947	$119,677	$270	0.2%	$119,677	$102,405	$17,272	16.9%
Percentage of revenue	35.0%	27.0%			27.0%	24.9% %

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $70.2 million, or 58.5% of our total operating expenses, for the year ended December 31, 2019;  $74.3 million, or 62.1%, of our total operating expenses for the year ended December 31, 2018; and $64.5 million, or 63.0%, of our total operating expenses for the year ended December 31, 2017.

Research and Development

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$ %		2018	2017	$ %
	(dollars in thousands)
Research and development	$53,931	$51,876	$2,055	4.0%	$51,876	$43,071	8,805	20.4%
Percentage of revenue	15.7%	11.7%			11.7%	10.5%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2019 Compared with 2018

Research and development expense was $53.9 million in 2019, an increase of $2.1 million, or 4.0%, compared with $51.9 million in 2018. The increase was primarily due to increased project costs to support development of new Purion products and extensions and increased depreciation associated with capital additions, partially offset by a reduction in variable incentive plan expense.

2018 Compared with 2017

Research and development expense was $51.9 million in 2018, an increase of $8.8 million, or 20.4%, compared with $43.1 million in 2017. The increase was primarily due to increased headcount and to project costs to support development of new Purion products and extensions.

Sales and Marketing

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$ %		2018	2017	$ %
	(dollars in thousands)
Sales and marketing	$34,290	$34,608	$(318)	(0.9)%	$34,608	$28,532	$6,076	21.3%
Percentage of revenue	10.0%	7.8%			7.8%	6.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2019 Compared with 2018

Sales and marketing expense was $34.3 million in 2019,  relatively flat when compared with $34.6 million in 2018.

2018 Compared with 2017

Sales and marketing expense was $34.6 million in 2018, an increase of $6.1 million, or 21.3%, compared with $28.5 million in 2017. The increase was primarily due to increased headcount.

General and Administrative

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$ %		2018	2017	$ %
	(dollars in thousands)
General and administrative	$31,726	$33,193	$(1,467)	(4.4)%	$33,193	$30,802	2,391	7.8%
Percentage of revenue	9.3%	7.5%			7.5%	7.5%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

2019 Compared with 2018

General and administrative expense was $31.7 million in 2019,  a decrease of $1.5 million, or 4.4% compared with $33.2 million in 2018.  The decrease was primarily due to lower variable incentive plan expense.

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

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$ %		2018	2017	$ %
	(dollars in thousands)
Other expense	$(3,283)	$(5,254)	$1,971	(37.5)%	$(5,254)	$(4,011)	(1,243)	31.0%
Percentage of revenue	(1.0)%	(1.3)%			(1.3)%	(1.0)%

2019 Compared with 2018

Other expense for the year ended December 31, 2019 was $3.3 million, which includes $5.2 million of interest expense related to our sale leaseback obligation, $0.6 million of foreign currency translation losses and other miscellaneous expense of $0.5 million, partially offset by interest income of $3.0 million. Other expense for the year ended December 31, 2018 was $5.3 million, which includes $5.1 million of interest expense related to our sale leaseback obligation, $1.3 million of foreign currency translation losses and other miscellaneous expense of $1.2 million, partially offset by interest income of $2.3 million.

2018 Compared with 2017

Other expense for the year ended December 31, 2018 was $5.3 million, which includes $5.1 million of interest expense related to our sale leaseback obligation, $1.3 million of foreign currency translation losses and other miscellaneous expense of $1.2 million, partially offset by interest income of $2.3 million. Other expense for the year ended December 31, 2017 was $4.0 million, which includes $5.1 million of interest expense related to our sale leaseback obligation and other miscellaneous expense of $0.7 million, partially offset by interest income of $0.7 million and $1.1 million of foreign currency translation gains.

Income Taxes

	Year ended		Period-to-Period		Year ended		Period-to-Period
	December 31,		Change		December 31,		Change
	2019	2018	$ %		2018	2017	$ %
	(dollars in thousands)
Income tax provision (benefit)	$3,888	$8,820	$(4,932)	(55.9)%	$8,820	$(83,128)	91,948	(110.6)%
Percentage of revenue	1.1%	1.9%			1.9%	(20.2)%

2019 Compared with 2018

Income tax expense was $3.9 million for the year ended December 31, 2019 compared to $8.8 million in the previous year. The income tax expense of $3.9 million in 2019 reflects a net effective tax rate of 18.6% on our worldwide pre-tax income.  We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2019,  we had $68.1 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. We have continued to maintain an  $8.3 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. If future operating results of the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

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

Liquidity and Capital Resources

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business. For example, our sales and other factors  are influenced by the uncertainties of global economies, including the availability of credit and the condition of the overall semiconductor capital equipment industry. Our established cost structure does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending on fluctuations in our revenue level.

In 2019, $13.6 million of cash was used in operating activities. This compares to  $47.0 million of cash provided by operations in 2018. Cash and cash equivalents at December 31, 2019 was $139.9 million, compared to $178.0 million at December 31, 2018. Approximately $20.9 million of cash was located in foreign jurisdictions as of December 31, 2019. In addition to the cash and cash equivalent balance at December 31, 2019,  we had $6.7 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the lease on our corporate headquarters in Beverly, Massachusetts, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2019 was $307.0 million. At December 31, 2019,  we had no bank debt.

Capital expenditures were $12.0 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively. Total capital expenditures for 2020 are projected to be approximately $7.5 million. Future capital expenditures beyond 2020 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities for the year ended December 31, 2019 was $13.4 million, which consisted of $17.7 million related to our stock repurchase program, $1.6 million related to net settlement of restricted stock issuances, partially offset by $5.1 million in proceeds of stock option exercises and $0.9 million in proceeds from our employee stock purchase plan. Cash provided by financing activities was $1.2 million for the year ended December 31, 2018, mainly due to the exercise of stock options and proceeds received from the employee stock purchase plan.

We have outstanding letters of credit and surety bonds in the amount of $10.6 million to cover the security deposit under the lease of our headquarters, workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

On December 3, 2019, we announced that our Board of Directors authorized an increase and extension of the share repurchase program, of up to $50 million of the Company's common stock through 2020. These shares may be purchased in the open market or through privately negotiated transactions. We have no obligation to repurchase shares under the authorization, and the timing and actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

The following represents our commercial commitments as of December 31, 2019 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2020	2021	2022
Surety bonds	$3,937	$1,087	$2,554	$296
Standby letters of credit and deposits	6,642	6,642	—	—
Total	$10,579	$7,729	$2,554	$296

The following represents our contractual obligations as of December 31, 2019 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	2025 - Beyond
Sale leaseback obligation	$109,567	$5,720	$11,828	$12,366	$79,653
Purchase order commitments	62,436	61,454	909	3	70
Operating leases	6,388	3,511	2,475	196	206
Total	$178,391	$70,685	$15,212	$12,565	$79,929

We have no off‑balance sheet arrangements at December 31, 2019.

We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $66.0 million at December 31, 2019. These carryforwards, which expire principally between 2020 and 2039, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2019, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $9.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long‑term. We currently have no credit facility but management believes we would be able to borrow on reasonable terms if needed.

Related‑Party Transactions

There are no significant related‑party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2019, or in this Annual Report on Form 10‑K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10‑K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents at December 31, 2019. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2019 and 2018, approximately 25.3% and 22.5% of our revenue were derived in local currencies from foreign operations with this inherent risk. In addition, at both December 31, 2019 and 2018, our operations outside of the United States accounted for approximately 13.4% and 12.9% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We currently do not use derivative financial instruments in managing our foreign currency exchange risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of our consolidated financial statements, has issued an attestation report on its assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10‑K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 19,  2020 (the “Proxy Statement”) captioned:

•	“Proposal 1: Election of Directors,”

•	“Board of Directors,”

•	“Board Committees,” and

•	“Corporate Governance,”

The remainder of such information is set forth under the heading “Information about our Executive Officers” at the end of Item 1 in Part I of this report and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019. As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018.

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

Boston, Massachusetts

March 2, 2020

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2019	2018	2017
Revenue:
Product	$319,505	$415,922	$387,124
Services	23,453	26,653	23,437
Total revenue	342,958	442,575	410,561
Cost of revenue:
Product	175,732	236,446	234,932
Services	23,074	26,493	25,382
Total cost of revenue	198,806	262,939	260,314
Gross profit	144,152	179,636	150,247
Operating expenses:
Research and development	53,931	51,876	43,071
Sales and marketing	34,290	34,608	28,532
General and administrative	31,726	33,193	30,802
Total operating expenses	119,947	119,677	102,405
Income from operations	24,205	59,959	47,842
Other (expense) income:
Interest income	2,955	2,328	714
Interest expense	(5,155)	(5,110)	(5,121)
Other, net	(1,083)	(2,472)	396
Total other expense	(3,283)	(5,254)	(4,011)
Income before income taxes	20,922	54,705	43,831
Income tax provision (benefit)	3,888	8,820	(83,128)
Net income	$17,034	$45,885	$126,959
Net income per share:
Basic	$0.52	$1.42	$4.11
Diluted	$0.50	$1.35	$3.80
Shares used in computing net income per share:
Basic weighted average common shares	32,559	32,286	30,866
Diluted weighted average common shares	33,828	34,002	33,436

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2019	2018	2017
Net income	$17,034	$45,885	$126,959
Other comprehensive (loss) income:
Foreign currency translation adjustments	(444)	(1,794)	4,347
Amortization of actuarial loss and other adjustments from pension plan	(262)	66	108
Total other comprehensive (loss) income	(706)	(1,728)	4,455
Comprehensive income	$16,328	$44,157	$131,414

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$139,881	$177,993
Accounts receivable, net	83,753	78,727
Inventories, net	140,364	129,000
Prepaid expenses and other current assets	11,681	11,051
Total current assets	375,679	396,771
Property, plant and equipment, net	25,328	41,149
Operating lease assets	5,849	—
Finance lease assets, net	21,880	—
Long-term restricted cash	6,653	6,909
Deferred income taxes	68,060	71,939
Other assets	44,645	31,673
Total assets	$548,094	$548,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,341	$35,955
Accrued compensation	7,631	19,218
Warranty	2,759	4,819
Income taxes	294	462
Deferred revenue	24,601	19,513
Current portion of finance lease obligation	399	—
Other current liabilities	7,639	5,030
Total current liabilities	68,664	84,997
Finance lease obligation	48,149	47,757
Long-term deferred revenue	4,650	3,071
Other long-term liabilities	7,204	4,279
Total liabilities	128,667	140,104
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,585 shares issued and outstanding at December 31, 2019; 32,558 shares issued and outstanding at December 31, 2018	33	33
Additional paid-in capital	559,878	565,116
Accumulated deficit	(140,226)	(157,260)
Accumulated other comprehensive (loss) income	(258)	448
Total stockholders’ equity	419,427	408,337
Total liabilities and stockholders’ equity	$548,094	$548,441

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2016	29,518	$30	$535,408	$(331,704)	$(2,279)	$201,455
Net income	—	—	—	126,959	—	126,959
Foreign currency translation adjustments	—	—	—	—	4,347	4,347
Change in pension obligation	—	—	—	—	108	108
Exercise of stock options	2,358	2	15,512	—	—	15,514
Issuance of shares under Employee Stock Purchase Plan	34	—	845	—	—	845
Issuance of restricted common shares	138	—	(1,164)	—	—	(1,164)
Stock-based compensation expense	—	—	5,546	—	—	5,546
Balance at December 31, 2017	32,048	32	556,147	(204,745)	2,176	353,610
Net income	—	—	—	45,885	—	45,885
Foreign currency translation adjustments	—	—	—	—	(1,794)	(1,794)
Change in pension obligation	—	—	—	—	66	66
Exercise of stock options	273	1	1,733	—	—	1,734
Issuance of shares under Employee Stock Purchase Plan	55	—	1,025	—	—	1,025
Issuance of restricted common shares	182	—	(1,419)	—	—	(1,419)
Adjustment to Retained Earnings upon ASC 606 Adoption	—	—	—	1,600	—	1,600
Stock-based compensation expense	—	—	7,630	—	—	7,630
Balance at December 31, 2018	32,558	33	565,116	(157,260)	448	408,337
Net income	—	—	—	17,034	—	17,034
Foreign currency translation adjustments	—	—	—	—	(444)	(444)
Change in pension obligation	—	—	—	—	(262)	(262)
Exercise of stock options	775	1	5,104	—	—	5,105
Issuance of shares under Employee Stock Purchase Plan	54	—	1,016	—	—	1,016
Issuance of restricted common shares	250	—	(1,633)	—	—	(1,633)
Stock-based compensation expense	—	—	8,018	—	—	8,018
Repurchase of common stock	(1,052)	(1)	(17,743)	—	—	(17,744)
Balance at December 31, 2019	32,585	$33	$559,878	$(140,226)	$(258)	$419,427

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$17,034	$45,885	$126,959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,880	5,772	5,002
Deferred income taxes	3,304	11,209	(82,085)
Stock-based compensation expense	8,173	7,784	5,672
Provision for doubtful accounts	818	—	—
Provision for excess and obsolete inventory	2,794	2,205	8,135
Changes in operating assets & liabilities:
Accounts receivable	(6,002)	(3,877)	(23,573)
Inventories	(17,953)	(10,512)	(10,567)
Prepaid expenses and other current assets	(104)	(1,436)	(3,866)
Accounts payable and other current liabilities	(19,150)	(703)	25,000
Deferred revenue	6,672	6,055	7,079
Income taxes	(162)	196	14
Other assets and liabilities	(16,898)	(15,613)	(1,486)
Net cash (used in) provided by operating activities	(13,594)	46,965	56,284

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(11,969)	(4,715)	(7,285)
Net cash used in investing activities	(11,969)	(4,715)	(7,285)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,632)	(1,419)	(1,184)
Repurchase of common stock	(17,744)	—	—
Proceeds from Employee Stock Purchase Plan	863	871	739
Proceeds from exercise of stock options	5,105	1,734	15,515
Net cash (used in) provided by financing activities	(13,408)	1,186	15,070

Effect of exchange rate changes on cash and cash equivalents	603	586	(844)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,368)	44,022	63,225

Cash, cash equivalents and restricted cash at beginning of period	184,902	140,880	77,655
Cash, cash equivalents and restricted cash at end of period	$146,534	$184,902	$140,880

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$1,028	$858	$583
Interest	$5,207	$5,470	$5,315

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

Events occurring subsequent to December 31, 2019 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

(b)          Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the realizable value of accounts receivable and inventories, valuing stock-based compensation instruments and reserves relating to tax assets and liabilities. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

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

For the year ended December 31, 2019 we had $0.6 million in foreign exchange loss. For the year ended December 31, 2018 we had $1.3 million in foreign exchange loss. For the year ended December 31, 2017 we had $1.1 million in foreign exchange gains.

(d)          Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market funds, U.S. Government and Agency Securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value.

(e)          Inventories

Inventories are carried at the lower of cost or net realizable value, determined using the first‑in, first‑out (“FIFO”) method, or market. We periodically review our inventories and make provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or net realizable value. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

We record a provision for estimated excess inventory. The provision is determined using management’s assumptions of materials usage, based on estimates of demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write‑downs may be required.

(f)          Property, Plant and Equipment and Leased Assets

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

On January 1, 2019, we adopted Accounting Standard Update (“ASU”) No. 2016-02 “Leases.” This update requires operating lease assets and finance lease assets be classified separately from owned assets on the balance sheet. See Note 9 for further discussion.

Depreciation and amortization are recorded using the straight‑line method over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Land, buildings and equipment (under lease)	Lesser of the lease term or estimated useful life of the asset
Machinery and equipment	3 to 10 years

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

We did not have any indicators of impairment during the period ending December 31, 2019. We did not record an impairment charge in the years ended December 31, 2019, 2018, or 2017.

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

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral to secure accounts receivable. For selected overseas sales, we require customers to obtain letters of credit before product is shipped. We maintain an allowance for doubtful accounts based on our assessment of the collectability of accounts receivable. We review the allowance for doubtful accounts quarterly. We do not have any off‑balance sheet credit exposure related to our customers.

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 74.1%,  76.9% and 73.3% of revenue in 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, we had three customers representing 18.2%,  14.2% and 12.0% of total revenue, respectively. For the year ended December 31, 2018, we had two customers representing 20.1% and 12.1% of total revenue, respectively. For the year ended December 31, 2017 we had two customers representing 24.9% and 13.1% of total revenue, respectively.

As of December 31, 2019, we had three customers account for 24.9%,  15.3% and 11.1% of consolidated accounts receivable, respectively. As of December 31, 2018, we had two customers account for 21.9% and 11.5% of consolidated accounts receivable, respectively.

Some of the components and sub‑assemblies included in our products are obtained either from a sole source or a limited group of suppliers. Disruption to our supply source, resulting either from economic conditions or other factors, could affect our ability to deliver products to our customers.

(i)          Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers or (“ASC 606”). In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. On adoption, ASC 606 was applied only to open contracts using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, the year ended December 31, 2017 has not been adjusted and continues to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. To account for and measure revenue, we apply the following five steps:

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

We have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (i.e., certain aftermarket contracts), as such we have elected a practical expedient to recognize revenue in the amount to which the entity has a right to invoice for such services.

Product related revenues (whether for systems or aftermarket business) are recognized at a point in time, when they are shipped or delivered, depending on shipping terms.

For installation services, revenue is recognized at a point in time, once the installation of the tool is complete. The nature of the installation services is such that the customer does not simultaneously receive and consume the benefits provided by the entity’s performance, nor does performance of installation services create or enhance an asset that the customer controls. Installation services do not create an asset with an alternative use to the entity, and the entity does not have an enforceable right to payment for performance completed to date.

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

Maintenance and service contracts are recognized over time.  Progress in the satisfaction of these performance obligations will be measured using an input method of either time elapsed in the case of fixed period contracts, or labor hours expended, in the case of project-based contracts.

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

(l)          Stock‑Based Compensation

We generally recognize compensation expense for all stock-based payments to employees and directors, including grants of stock options and restricted stock units, based on the grant‑date fair value of those stock‑based payments. For stock option awards, we use the Black‑Scholes option pricing model, adjusted for expected forfeitures. Other valuation models may be utilized in the limited circumstances where awards with market-based vesting considerations, such as the price of our common stock, or performance-based awards, are granted. Stock‑based compensation expense is recognized ratably over the requisite service period. For each stock option or restricted stock unit grant with vesting based on a combination of time, market or performance conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

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

See Note 18 for additional information relating to income taxes.

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

The components of net income per share are as follows:

	Year ended December 31,

	2019	2018	2017
	(in thousands, except per share data)
Net income available to common stockholders	$17,034	$45,885	$126,959
Weighted average common shares outstanding used in computing basic income per share	32,559	32,286	30,866
Incremental options and RSUs	1,269	1,716	2,570
Weighted average common shares used in computing diluted net income per share	33,828	34,002	33,436
Net income per share
Basic	$0.52	$1.42	$4.11
Diluted	$0.50	$1.35	$3.80

Diluted weighted average common shares outstanding does not include restricted stock units outstanding to purchase 0.2 million common equivalent shares for the period ended December 31, 2019, as their effect would have been anti-dilutive.

(o)          Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2019:

	Foreign	Defined benefit
	currency	pension plan	Total
	(in thousands)
Balance at December 31, 2018	$962	$(514)	$448
Other comprehensive loss and pension reclassification	(444)	(262)	(706)
Balance at December 31, 2019	$518	$(776)	$(258)

(p)         Recent Accounting Guidance

i.	Accounting Standard Update 2016-02 on Leases Adopted January 1, 2019

We adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” and ASU No. 2018-11 “Leases (Topic 842)”, (collectively “Topic 842”) as of January 1, 2019, using the modified retrospective approach, applying the new lease standard at the adoption date. We elected the package of practical expedients permitted under the transition guidance within the new standard, carrying forward the historical lease classification for both operating and finance leases. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize the lease expense relating to operating leases on a straight-line basis over the respective lease term and report the associated expense within the operating activities section of our statement of cash flows. We recognize the interest expense on our finance lease within the operating activities section of our statement of cash flows and recognize the payment of principal of our finance lease obligation within the financing activities section of our statement of cash flows.

The adoption of Topic 842 resulted in the initial recording of additional net operating lease assets and related lease liabilities of $6.1 million as of January 1, 2019. We also reclassified $22.1 million net, of previously capitalized property, plant and equipment associated with the sale of our corporate headquarters, as well as $0.8 million of prepaid transaction costs, as finance lease assets, within our balance sheet. The related finance lease liability associated with the sale-leaseback increased $0.8 million as a result of the reclassification of the prepaid transaction costs. The standard had no impact on our consolidated net earnings and cash flows. See Note 9 for further discussion.

ii.	Accounting Standards Update 2018-13 on Fair Value Measurements Adopted January 1, 2019

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

iii.	Accounting Standards Update 2019-04 on Financial Instruments; Topic 326, Topic 815 and Topic 825 to be Effective January 1, 2020

In April 2019, the Financial Accounting Standards Board issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The amendments in this Update clarify the guidance within Topic 326 relating to credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted in any interim period after issuance of this Update as long as the entity has adopted the amendments in Update 2016-13. The amendments in these Updates should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date of adoption of Update 2016-13. We will adopt these Updates as of January 1, 2020. The adoption is not expected to have a material impact on our results of operations or cash flows.

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

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2019	2018	2017
	(in thousands)
Systems	$202,571	$280,388	$262,688
Aftermarket	140,387	162,187	147,873
	$342,958	$442,575	$410,561

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

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2019	2018	2017
	(in thousands)
North America	$36,206	$54,790	$59,825
Asia Pacific	251,020	326,191	296,481
Europe	55,732	61,594	54,255
	$342,958	$442,575	$410,561

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract assets and contract liabilities are as follows:

	Year ended
	December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of the period	$22,584	$18,145	$11,009
Deferral of revenue	24,403	17,284	16,658
Recognition of deferred revenue	(17,736)	(12,845)	(9,522)
Balance, ending of the period	$29,251	$22,584	$18,145

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments received or amounts invoiced in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

As of December 31, 2019, we had deferred revenue of $29.3 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied.  Short-term deferred revenue of $24.6 million as of December 31, 2019 represents performance obligations that will be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $4.7 million as of December 31, 2019 relates primarily to extended warranty performance obligations that we expect to be completed within the next 24 months.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$139,881	$177,993
Long-term restricted cash	6,653	6,909
Total cash, cash equivalents and restricted cash	$146,534	$184,902

As of December 31, 2019, we had $6.7 million in restricted cash which relates to a $5.9 million letter of credit associated with the security deposit for the sale leaseback transaction, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

Note 5. Accounts Receivable, net

The components of accounts receivable are as follows:

	December 31,
	2019	2018
	(in thousands)
Trade receivables	$84,571	$78,727
Allowance for doubtful accounts	(818)	—
Trade receivables, net	$83,753	$78,727

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

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,
	2019	2018
	(in thousands)
Raw materials	$95,867	$91,875
Work in process	32,131	23,857
Finished goods (completed systems)	12,366	13,268
Inventories, net	$140,364	$129,000

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2019, we recorded a net decrease of $5.7 million in inventory reserves. As of December 31, 2019 and 2018, inventories are stated net of inventory reserves of $8.2 million and $13.9 million, respectively.

During the years ended December 31, 2019, 2018 and 2017, we recorded charges to cost of sales of $2.8 million, $2.2 million and $8.1 million, respectively, to reflect the lower of cost or net realizable value.

We have inventory on consignment at customer locations as of December 31, 2019 and 2018, of $5.0 million and $4.6 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2019	2018
	(in thousands)
Land and buildings	$7,365	$75,904
Machinery and equipment	28,732	19,982
Construction in process	4,612	6,366
Total cost	40,709	102,252
Accumulated depreciation	(15,381)	(61,103)
Property, plant and equipment, net	$25,328	$41,149

Upon the adoption of Topic 842 on January 1, 2019, $70.1 million of land and buildings and their related accumulated depreciation of $48.0 million was reclassified to finance lease assets, net on the consolidated balance sheet.

See Note 9 for further discussion.

Depreciation expense was $2.6 million, $3.2 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2019	2018
	(in thousands)
Internal use assets	$56,775	$47,509
Construction in process	5,242	1,609
Total cost	62,017	49,118
Accumulated depreciation	(19,259)	(19,285)
Assets manufactured for internal use, net	$42,758	$29,833

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $3.9 million, $2.6 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 9.  Leases

We have operating leases for office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease in relation to the 2015 sale-leaseback of our corporate headquarters in Beverly, Massachusetts. We review all agreements to determine if the agreement contains a lease component. An agreement contains a lease component if it provides the use of a specific physical space or a specific physical item.

Upon adoption of Topic 842 on January 1, 2019, we recognized operating lease obligations on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. The value of the right-of-use asset is initially determined based on the net present value of the associated liability, and is adjusted for deferred costs and possible impairments, if any. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheet are as follows:

		December 31,
Leases	Classification	2019
Assets		(in thousands)
Operating lease	Operating lease assets	$5,849
Finance lease	Finance lease assets *	21,880
Total leased assets		$27,729
Liabilities
Current
Operating	Other current liabilities	$3,144
Finance	Current portion of finance lease obligation	399
Noncurrent
Operating	Other long-term liabilities	2,553
Finance	Finance lease obligation	48,149
Total lease liabilities		$54,245

* Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.7 million of prepaid financing costs as of December 31, 2019.

All of our office locations support selling and servicing functions. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the twelve months ended December 31, 2019 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2019
Operating lease cost		(in thousands)
Service	Cost of revenue	$2,315
Research and development	Operating expenses	313
Sales and marketing*	Operating expenses	1,378
General and administrative*	Operating expenses	788
Total operating lease cost		$4,794
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$1,348
Interest on lease liabilities	Interest expense	5,155
Total finance lease cost		$6,503

Total lease cost		$11,297

* Sales and marketing, general and administrative expense includes short-term lease and variable lease costs of approximately $0.9 million for the twelve months ended December 31, 2019.

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

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases
	(in thousands)
2020	$5,720	$3,511	$9,231
2021	5,848	1,838	7,686
2022	5,980	637	6,617
2023	6,114	128	6,242
2024	6,252	68	6,320
Thereafter	79,653	206	79,859
Total lease payments	$109,567	$6,388	$115,955
Less interest portion*	(61,019)	(691)	(61,710)
Finance lease and operating lease obligations	$48,548	$5,697	$54,245

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

December 31,
Lease term and discount rate	2019
Weighted-average remaining lease term (years):
Operating leases	2.4
Finance leases	17.1
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

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

Year ended
December 31,
Cash paid for amounts included in the measurement of lease liabilities	2019
(in thousands)
Operating cash outflows from operating leases	$4,794
Operating cash outflows from finance leases	5,594
Financing cash outflows from finance leases	—
Operating lease assets obtained in exchange for new operating lease liabilities	5,849
Finance lease assets obtained in exchange for new finance lease liabilities	$—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at January 1 (beginning of year)	$5,091	$4,502	$2,666
Warranties issued during the period	3,615	5,421	5,671
Settlements made during the period	(5,548)	(5,903)	(2,603)
Changes in estimate of liability for pre-existing warranties during the period	86	1,071	(1,232)
Balance at December 31 (end of period)	$3,244	$5,091	$4,502

Amount classified as current	$2,759	$4,819	$4,112
Amount classified as long-term	485	272	390
Total warranty liability	$3,244	$5,091	$4,502

Note 11. Financing Arrangements

Sale Leaseback Obligation

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting and, as such, we recorded a financing obligation of $48.5 million as of December 31, 2019, $0.4 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. We posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. In October 2015, this letter of credit was cash collateralized.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2019, 2018 and 2017 we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $1.9 million, $1.6 million and $1.2 million, for 2019, 2018 and 2017, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $4.8 million and $4.3 million at December 31, 2019 and 2018, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2019	2018
	(in thousands)
Current:
Accrued compensation	$1,040	$973
Total current liabilities	$1,040	$973
Long-term:
Other long-term liabilities	3,753	3,327
Total liabilities	$4,793	$4,300

The expense recorded in connection with these plans was $1.2 million, $1.3 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The 2012 Equity Plan, as amended, reserves 9.5 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. The 2012 Equity Plan includes shares specifically approved by the stockholders of the Company. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) revert back to the Plan. The reserve under the Plan is also increased by expirations and forfeitures of awards outstanding under the 2000 Stock Plan as of May 2, 2012.

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

Restricted stock units granted to employees during 2019 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non‑employee members of the Company’s Board of Directors generally vest over a service period of six months. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period ended December 31, 2019.

As of December 31, 2019, there were 2.7 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

As of December 31, 2019, there were 1.5 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and 1.1 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

The Purchase Plan is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the Purchase Plan was approximately $0.2 million for the years ended December 31, 2019 and December 31, 2018 and approximately $0.1 million for the year ended December 31, 2017.

As of December 31, 2019, there were a total of 0.2 million shares reserved for issuance and available for purchase under the Purchase Plan. Less than 0.1 million shares were purchased under the Purchase Plan in each of the years ended December 31, 2019, 2018 and 2017. The Purchase Plan will expire in June 2020, unless re-approved by the Board of Directors, with approval of stockholders within twelve months thereafter.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, we use the Black‑Scholes option pricing model to calculate the grant‑date fair value of an award. There were no stock option awards granted in 2019, 2018 and 2017.

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant.

(d)          Summary of Stock-based Compensation Expense

We use the straight‑line attribution method to recognize expense for stock‑based awards such that the expense associated with awards is evenly recognized throughout the period.

The amount of stock‑based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock‑based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock‑based awards, including executive officer awards, for the years ended December 31, 2019, 2018 and 2017.

For the years ended December 31, 2019,  2018 and 2017, we recognized stock-based compensation expense of $8.2 million, $7.8 million and $5.7 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2019, 2018 and 2017, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported as an operating cash flow. Axcelis had tax deductions in excess of recognized compensation cost of $7.3 million for the year ended December 31, 2019 which resulted in a tax benefit of $1.5 million.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2018	2,285	$8.12
Granted	—	—
Exercised	(775)	6.59
Canceled	(1)	12.04
Expired	(3)	3.72
Outstanding at December 31, 2019	1,506	$8.92	1.67	$22,856
Exercisable at December 31, 2019	1,496	$8.89	1.66	$22,760
Options Vested or Expected to Vest at December 31, 2019(1)	1,506	$8.91	1.69	$22,852

(1)   In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2019, 2018 and 2017 was $10.9 million, $4.1 million and $39.7 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $1.9 million and $3.1 million respectively. As of December 31, 2019, there was $0.1 million of total forfeiture‑adjusted unrecognized compensation cost related to non‑vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan. That cost is expected to be recognized over a weighted‑average period of 0.9 years.

(f)          Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2019 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2019, 2018 and 2017. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non‑vested restricted stock units for the year ended December 31, 2019 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2018	820	$18.76
Granted	681	17.08
Vested	(343)	17.42
Forfeited	(36)	18.79
Outstanding at December 31, 2019	1,122	$18.15

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2019, 2018 and 2017 was $17.08,  $22.41 and $20.72, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2019, there was $14.2 million of total forfeiture‑adjusted unrecognized compensation cost related to non‑vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted‑average period of 2.6 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. As of December 31, 2019 and 2018, there were 32.6 million outstanding shares of common stock.

On December 3, 2019 we announced that our Board of Directors authorized an increase and extension of the share repurchase program, of up to $50 million of the Company's common stock through 2020. These shares may be purchased in the open market or through privately negotiated transactions.

As of December 31, 2019, $32.3 million remained available for stock repurchases pursuant to this program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for business development, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. We have no obligation to repurchase shares under the authorization, and the timing and actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

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

The following table sets forth Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$92,872	$24,000	$—	$116,872

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$138,510	$21,700	$—	$160,210

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current and non‑current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short‑term maturities.

Note 16. Commitments and Contingencies

(a)          Lease Commitments

We lease manufacturing and office facilities and certain equipment under operating and capital leases that expire through 2037. Rental expense was $4.8 million, $4.6 million and $3.9 million under operating leases for the years ended December 31, 2019, 2018 and 2017, respectively. Future minimum lease commitments on non‑cancelable operating leases for the year ended December 31, 2019 are as follows:

Operating
Leases
(in thousands)
2020	$3,511
2021	1,838
2022	637
2023	128
2024	68
Thereafter	206
Total operating lease payments	$6,388

(b)          Sale Leaseback Financing Obligation

In addition to the lease commitments as described above, in 2015 we entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with this lease obligation as of December 31, 2019:

Lease
Obligation
(in thousands)
2020	$5,720
2021	5,848
2022	5,980
2023	6,114
2024	6,252
Thereafter	79,653
Total finance lease payments	$109,567
Less interest portion	(61,019)
Sale leaseback obligation	$48,548

(c)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $62.4 million at December 31, 2019.

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

Our ion implantation systems product line includes high current, medium current and high energy implanters. Other legacy processing products include curing and thermal processing systems. In addition to new equipment, we provide post‑sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

Revenue by product lines is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Ion implantation systems and services	$326,029	$421,747	$391,051
Other systems and services	16,929	20,828	19,510
Total revenue	$342,958	$442,575	$410,561

Revenue and long‑lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets
	(in thousands)
2019
United States	$256,092	$67,336
Europe	28,743	—
Asia Pacific	58,123	748
	$342,958	$68,084
2018
United States	$342,802	$70,022
Europe	29,417	—
Asia Pacific	70,356	960
	$442,575	$70,982
2017
United States	$313,916	$56,089
Europe	26,936	—
Asia Pacific	69,709	707
	$410,561	$56,796

Long‑lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Europe and Asia Pacific consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $306.6 million (89.4% of total revenue), $388.3 million (87.7% of total revenue) and $348.5 million (84.9% of total revenue) in 2019, 2018 and 2017, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
United States	$18,148	$52,172	$40,752
Foreign	2,774	2,533	3,079
Income before income taxes	$20,922	$54,705	$43,831

Provision for income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Current:
United States
Federal	$—	$41	$430
State	5	112	32
Foreign	579	323	230
Total current	584	476	692
Deferred:
Federal	3,962	8,108	(82,048)
State	(855)	425	(1,698)
Foreign	197	(189)	(74)
Total deferred	3,304	8,344	(83,820)
Income tax provision (benefit)	$3,888	$8,820	$(83,128)

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Income taxes at the United States statutory rate	$4,393	$11,488	$15,341
State income taxes	78	299	203
Unrecognized tax benefits	(251)	(345)	(285)
Effect of change in valuation allowance	1,492	(441)	(115,831)
Foreign income tax rate differentials	129	73	(312)
Unremitted earnings of foreign subsidiaries	—	—	(8,933)
Stock options	(1,257)	(715)	(10,342)
Credit expirations	894	—	—
Repatriation of foreign earnings	—	—	4,556
Recognition of equity NOL's	—	—	(1,165)
Rate change	194	160	42,531
Credit generation	(3,124)	(3,530)	(8,778)
Discrete items, net	18	972	31
Other, net	1,322	859	(144)
Income tax provision (benefit)	$3,888	$8,820	$(83,128)

Significant components of long‑term deferred income taxes are as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$39,380	$42,397
State net operating loss carryforwards	1,211	1,387
Foreign net operating loss carryforwards	554	641
Federal tax credit carryforwards	18,061	16,200
State tax credit carryforwards	6,837	6,489
Property, plant and equipment	10,098	5,924
Operating lease liability	503	—
Accrued compensation	266	97
Inventories	2,674	3,713
Stock compensation	2,477	2,760
Warranty	689	1,090
Deferred revenue	1,086	1,004
Gross deferred tax assets	83,836	81,702
Valuation allowance	(8,327)	(6,835)
Net deferred tax assets	75,509	74,867
Deferred tax liabilities:
Intangible assets	(47)	(29)
Right-of-use asset	(5,141)	—
Internal Revenue Code 481(a) adjustment	(412)	—
Other	(1,849)	(2,899)
Gross deferred tax liabilities	(7,449)	(2,928)
Deferred taxes, net	$68,060	$71,939

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

The 2017 Tax Act included a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitioned international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (“GILTI”). The tax related to GILTI was $0.6 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. We are treating GILTI as a period cost.

At December 31, 2019, we had $68.1 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. At December 31, 2019, we maintain an  $8.3 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents an increase of $1.5 million from the prior year.

At December 31, 2019, we have federal and state net operating loss carryforwards of $209.5 million and foreign net operating loss carryforwards of $2.1 million expiring principally between 2020 and 2034.

We have research and development and other tax credit carryforwards of $24.9 million at December 31, 2019 that can be used to reduce future federal and state income tax liabilities. These tax credit carryforwards expire principally between 2020 and 2039.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2019, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $9.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2008. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

At December 31, 2019, we had unrecognized tax benefits related to uncertain tax positions of approximately $9.8 million, of which approximately $9.4 million reduced the Company’s deferred tax assets and the offsetting valuation allowance and $0.4 million was recorded in other long-term liabilities. During the first quarter of 2019, the statute of limitations associated with a tax position previously taken by the Company expired. The related tax reserve of $0.2 million and accrued interest of $0.1 million that had been recorded were reversed during the twelve months ended December 31, 2019.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$9,127	$9,105	$6,844
Increase / (decrease) in unrecognized tax benefits as a result of tax positions taken during a prior period	215	(132)	81
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	(334)	(543)	(511)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	791	697	2,691
Balance at end of year	$9,799	$9,127	$9,105

Recorded as other long-term liability	$409	$676	$1,109
Recorded as a decrease in deferred tax assets and offsetting valuation allowance	9,390	8,451	7,996
Balance at end of year	$9,799	$9,127	$9,105

As of December 31, 2019 we had $9.8 million of unrecognized tax benefits which, if recognized would reduce the effective tax rate.

As

Note 19. Quarterly Results of Operations (unaudited)

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands, except per share data)
Revenue	$107,723	$69,453	$74,305	$91,477	$105,683	$95,374	$119,333	$122,185
Gross profit	44,316	30,581	31,749	37,506	43,567	39,913	49,000	47,156
Net income	9,712	704	556	6,062	8,463	8,838	14,669	13,915
Net income per basic share	$0.30	$0.02	$0.02	$0.19	$0.26	$0.27	$0.46	$0.43
Net income per diluted share	$0.29	$0.02	$0.02	$0.18	$0.25	$0.26	$0.43	$0.41

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2019
Allowance for doubtful accounts and returns	$—	$818	$—	$818
Deferred tax valuation allowance	6,835	1,492	—	8,327
Year ended December 31, 2018
Allowance for doubtful accounts and returns	$—	$—	$0	$—
Deferred tax valuation allowance	7,136	(441)	(140)	6,835
Year ended December 31, 2017
Allowance for doubtful accounts and returns	$77	$—	$77	$—
Deferred tax valuation allowance	122,966	(115,831)	(1)	7,136

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8‑K filed with the Commission on May 19, 2014.

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934. Filed herewith.

10.1*

Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10‑K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.2*

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as approved by stockholders on May 14, 2019.  Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 registration statement filed with the Commission on May 21, 2019.

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

10.6*

Form of Employee non‑qualified stock option grant under the 2000 Stock Plan, updated as of April 5, 2002. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10‑Q filed with the Commission on November 9, 2004.

10.7*

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

10.9*

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

Exhibit No.	Description
10.11*	Named Executive Officer Base Compensation at March 02, 2020. Filed herewith.

10.12*	Non‑Employee Director Cash Compensation at March 02, 2020. Filed herewith.

10.13*

Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10‑Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

10.14*

Form of Amended and Restated Executive Separation Pay Agreement between the Company and Kevin J. Brewer, William Bintz, John E. Aldeborgh, Russell Low, Lynnette C. Fallon and Douglas Lawson dated May 15, 2019. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10‑Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

10.15

Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company’s Form 10‑K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10‑K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a‑14(a)/15d‑14(a) (Section 302 of the Sarbanes‑Oxley Act), dated March 02, 2020. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a‑14(a)/15d‑14(a) (Section 302 of the Sarbanes‑Oxley Act), dated March 02, 2020. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes‑Oxley Act), dated March 02, 2020. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes‑Oxley Act), dated March 02, 2020. Filed herewith.

101

The following materials from the Company’s Form 10‑K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Mary G. Puma
Mary G. Puma,
President and Chief Executive Officer
Dated: March 02, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mary G. Puma	Director and Principal Executive Officer	March 02, 2020
Mary G. Puma

/s/ Kevin J. Brewer	Principal Accounting and Financial Officer	March 02, 2020
Kevin J. Brewer

/s/ Tzu-Yin Chiu	Director	March 02, 2020
Tzu-Yin Chiu

/s/ Richard J. Faubert	Director	March 02, 2020
Richard J. Faubert

/s/ R. John Fletcher	Director	March 02, 2020
R. John Fletcher

/s/ Arthur L. George, Jr.	Director	March 02, 2020
Arthur L. George Jr.

/s/ Joseph P. Keithley	Director	March 02, 2020
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	March 02, 2020
John T. Kurtzweil

/s/ Thomas St. Dennis	Director	March 02, 2020
Thomas St. Dennis

/s/ Jorge Titinger	Director	March 02, 2020
Jorge Titinger