Form 10-Q
period 2020-06-30
AXCELIS TECHNOLOGIES INC
filed 2020-08-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020 there were 33,465,170 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product	$117,194	$68,714	$229,327	$152,911
Services	5,771	5,591	12,629	12,871
Total revenue	122,965	74,305	241,956	165,782
Cost of revenue:
Product	65,519	37,188	132,691	84,518
Services	5,547	5,368	11,817	12,009
Total cost of revenue	71,066	42,556	144,508	96,527
Gross profit	51,899	31,749	97,448	69,255
Operating expenses:
Research and development	16,040	13,720	30,646	27,405
Sales and marketing	9,437	8,436	17,641	17,354
General and administrative	10,041	7,583	19,077	15,390
Total operating expenses	35,518	29,739	67,364	60,149
Income from operations	16,381	2,010	30,084	9,106
Other (expense) income:
Interest income	70	845	552	1,686
Interest expense	(1,299)	(1,311)	(2,602)	(2,541)
Other, net	421	(189)	(199)	(362)
Total other expense	(808)	(655)	(2,249)	(1,217)
Income before income taxes	15,573	1,355	27,835	7,889
Income tax provision	2,271	799	3,312	1,271
Net income	$13,302	$556	$24,523	$6,618
Net income per share:
Basic	$0.40	$0.02	$0.74	$0.20
Diluted	$0.39	$0.02	$0.72	$0.19
Shares used in computing net income per share:
Basic weighted average common shares	33,116	32,729	32,998	32,706
Diluted weighted average common shares	33,958	33,901	34,023	34,064

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$13,302	$556	$24,523	$6,618
Other comprehensive income (loss):
Foreign currency translation adjustments	836	(219)	(276)	(714)
Amortization of actuarial loss and other adjustments from pension plan	57	29	114	59
Total other comprehensive income (loss)	893	(190)	(162)	(655)
Comprehensive income	$14,195	$366	$24,361	$5,963

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$190,340	$139,881
Accounts receivable, net	64,909	83,753
Inventories, net	149,178	140,364
Prepaid expenses and other current assets	16,272	11,681
Total current assets	420,699	375,679
Property, plant and equipment, net	27,997	25,328
Operating lease assets	5,033	5,849
Finance lease assets, net	21,200	21,880
Long-term restricted cash	6,676	6,653
Deferred income taxes	64,615	68,060
Other assets	42,344	44,645
Total assets	$588,564	$548,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,270	$25,341
Accrued compensation	14,221	7,631
Warranty	3,942	2,759
Income taxes	298	294
Deferred revenue	29,181	24,601
Current portion of finance lease obligation	654	399
Other current liabilities	8,193	7,639
Total current liabilities	86,759	68,664
Long-term finance lease obligation	47,787	48,149
Long-term deferred revenue	1,236	4,650
Other long-term liabilities	7,758	7,204
Total liabilities	143,540	128,667
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,433 shares issued and outstanding at June 30, 2020; 32,585 shares issued and outstanding at December 31, 2019	33	33
Additional paid-in capital	562,839	559,878
Accumulated deficit	(117,428)	(140,226)
Accumulated other comprehensive loss	(420)	(258)
Total stockholders’ equity	445,024	419,427
Total liabilities and stockholders’ equity	$588,564	$548,094

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	32,558	$33	$565,116	$(157,260)	$448	$408,337
Net income	—	—	—	6,062	—	6,062
Foreign currency translation adjustments	—	—	—	—	(495)	(495)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	288	—	1,828	—	—	1,828
Issuance of restricted common shares, net of shares withheld	35	—	(281)	—	—	(281)
Stock-based compensation expense	—	—	1,672	—	—	1,672
Balance at March 31, 2019	32,881	$33	$568,335	$(151,198)	$(17)	$417,153
Net income	—	—	—	556	—	556
Foreign currency translation adjustments	—	—	—	—	(219)	(219)
Change in pension obligation	—	—	—	—	29	29
Exercise of stock options	104	—	567	—	—	567
Issuance of shares under Employee Stock Purchase Plan	32	—	479	—	—	479
Issuance of restricted common shares, net of shares withheld	165	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	2,246	—	—	2,246
Repurchase of common stock	(885)	(1)	(14,034)	—	—	(14,035)
Balance at June 30, 2019	32,297	$32	$556,283	$(150,642)	$(207)	$405,466

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	32,585	$33	$559,878	$(140,226)	$(258)	$419,427
Net income	—	—	—	11,221	—	11,221
Foreign currency translation adjustments	—	—	—	—	(1,112)	(1,112)
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	540	1	4,498	—		4,499
Issuance of shares under Employee Stock Purchase Plan	1	—	19	—	—	19
Issuance of restricted common shares, net of shares withheld	69	—	(1,162)	—	—	(1,162)
Stock-based compensation expense	—	—	1,724	—	—	1,724
Repurchase of common stock	(358)	(1)	(5,775)	(1,725)	—	(7,501)
Balance at March 31, 2020	32,837	$33	$559,182	$(130,730)	$(1,313)	$427,172
Net income	—	—	—	13,302	—	13,302
Foreign currency translation adjustments	—	—	—	—	836	836
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	343	—	2,783	—	—	2,783
Issuance of shares under Employee Stock Purchase Plan	21	—	490	—	—	490
Issuance of restricted common shares, net of shares withheld	232	—	(2,698)	—	—	(2,698)
Stock-based compensation expense	—	—	3,082	—	—	3,082
Balance at June 30, 2020	33,433	$33	$562,839	$(117,428)	$(420)	$445,024

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$24,523	$6,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,829	3,600
Deferred income taxes	3,035	1,341
Stock-based compensation expense	4,806	3,989
Provision for excess and obsolete inventory	1,708	1,329
Changes in operating assets & liabilities:
Accounts receivable	18,752	16,346
Inventories	(9,123)	(11,161)
Prepaid expenses and other current assets	(4,206)	(433)
Accounts payable and other current liabilities	11,808	(21,559)
Deferred revenue	1,167	(8,498)
Income taxes	5	(129)
Other assets and liabilities	(729)	(11,769)
Net cash provided by (used in) operating activities	56,575	(20,326)

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(2,975)	(8,757)
Net cash used in investing activities	(2,975)	(8,757)

Cash flows from financing activities
Net settlement on restricted stock grants	(3,860)	(1,591)
Repurchase of common stock	(7,501)	(14,035)
Proceeds from Employee Stock Purchase Plan	509	407
Principal payments on finance lease obligation	(108)	—
Proceeds from exercise of stock options	7,282	2,396
Net cash used in financing activities	(3,678)	(12,823)

Effect of exchange rate changes on cash and cash equivalents	560	168
Net increase (decrease) in cash, cash equivalents and restricted cash	50,482	(41,738)

Cash, cash equivalents and restricted cash at beginning of period	146,534	184,902
Cash, cash equivalents and restricted cash at end of period	$197,016	$143,164

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

Note 2.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors and consultants of the Company. Our 2000 Stock Plan (the “2000 Stock Plan”) expired on May 1, 2012 and no new grants may be made under that plan after that date. However, unexpired options granted under the 2000 Stock Plan, which have a 10 year term, remain outstanding and subject to the terms of the 2000 Stock Plan. We also maintain the Axcelis Technologies, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan and the ESPP are more fully described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

We recognized stock-based compensation expense of $3.1 million and $2.3 million for the three month periods ended June 30, 2020 and 2019, respectively. We recognized stock-based compensation expense of $4.8 million and $4.0 million for the six month periods ended June 30, 2020 and 2019, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options and stock to be issued to participants under the ESPP.

In the three month periods ended June 30, 2020 and 2019, we issued 0.6 million and 0.3 million shares of common stock, respectively, upon stock option exercises, purchases under the ESPP and vesting of RSUs. In the three month periods ended June 30, 2020 and 2019, we received proceeds of $3.3 million and $1.0 million, respectively, in connection with the exercise of stock options and ESPP purchases.

In the six month periods ended June 30, 2020 and 2019, we issued 1.2 million and 0.6 million shares of common stock, respectively, upon stock option exercises, purchases under the ESPP and vesting of RSUs. In the six month periods ended June 30, 2020 and 2019, we received proceeds of $7.8 million and $2.8 million, respectively, in connection with the exercise of stock options and ESPP purchases.

Note 3.  Leases

We have operating leases for office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease as a result of the 2015 sale-leaseback of our corporate headquarters in

Beverly, Massachusetts. All new agreements are reviewed to determine if they contain a lease component. A lease is a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We recognize the lease obligation on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options are at our sole discretion. For lease extensions that are reasonably certain to occur, we have included these renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		June 30,	December 31,
Leases	Classification	2020	2019

Assets		(in thousands)
Operating lease	Operating lease assets	$5,033	$5,849
Finance lease	Finance lease assets *	21,200	21,880
Total leased assets		$26,233	$27,729
Liabilities
Current
Operating	Other current liabilities	$2,989	$3,144
Finance	Current portion of finance lease obligation	654	399
Noncurrent
Operating	Other long-term liabilities	2,035	2,553
Finance	Finance lease obligation	47,787	48,149
Total lease liabilities		$53,465	$54,245

* Finance lease assets are recorded net of accumulated depreciation of $47.9 million and include $0.7 million of prepaid financing costs as of June 30, 2020. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.7 million of prepaid financing costs as of December 31, 2019.

All of our operating lease office locations support selling and servicing functions. Operating lease expense, and depreciation and interest expense relating to our finance lease obligation, are recognized within our consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2020	2019	2020	2019

Operating lease cost		(in thousands)
Service	Cost of revenue	$624	$583	$1,174	$1,180
Research and development	Operating expenses	128	86	209	152
Sales and marketing*	Operating expenses	346	345	678	699
General and administrative*	Operating expenses	220	193	435	402
Total operating lease cost		$1,318	$1,207	$2,496	$2,433
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$328	$332	$681	$665
Interest on lease liabilities	Interest expense	1,299	1,311	2,602	2,541
Total finance lease cost		$1,627	$1,643	$3,283	$3,206

Total lease cost		$2,945	$2,850	$5,779	$5,639

* Sales and marketing, general and administrative expense includes short-term lease and variable lease costs of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively and includes short-term lease and variable lease costs of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Our corporate headquarters, shown below under finance leases, has an original lease term of 22 years. All other locations are treated as operating leases, with lease terms ranging from 1 to 10 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2020:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2020	$2,865	$1,843	$4,708
2021	5,848	2,242	8,090
2022	5,980	945	6,925
2023	6,114	219	6,333
2024	6,252	86	6,338
Thereafter	79,653	210	79,863
Total lease payments	$106,712	$5,545	$112,257
Less interest portion*	(58,271)	(521)	(58,792)
Finance lease and operating lease obligations	$48,441	$5,024	$53,465

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

June 30,
Lease term and discount rate	2020
Weighted-average remaining lease term (years):
Operating leases	1.7
Finance leases	16.6
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and payment of principal component. The table below shows our cash outflows, by lease type and related section of our statement of cash flows as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets:

	Six months ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities	2020	2019

	(in thousands)
Operating cash outflows from operating leases	$2,496	$2,433
Operating cash outflows from finance leases	2,746	2,792
Financing cash outflows from finance leases	108	—
Operating lease assets obtained in exchange for operating lease liabilities	1,038	6,431
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Systems	$76,815	$37,224	$159,152	$94,316
Aftermarket	46,150	37,081	82,804	71,466
	$122,965	$74,305	$241,956	$165,782

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
North America	$8,915	$9,380	$19,576	$20,988
Asia Pacific	106,604	49,717	203,432	112,643
Europe	7,446	15,208	18,948	32,151
	$122,965	$74,305	$241,956	$165,782

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Contract liabilities	$30,417	$29,251

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Balance, beginning of the period	$34,106	$20,481	$29,251	$22,584
Deferral of revenue	6,248	3,943	10,724	6,225
Recognition of deferred revenue	(9,937)	(10,344)	(9,558)	(14,729)
Balance, ending of the period	$30,417	$14,080	$30,417	$14,080

The majority of our system transactions have payment terms of 90% due upon shipment of the tool and 10% due upon acceptance. Aftermarket transaction payment terms usually provide that payment is due either within 30 or 60 days after the service is provided or parts delivered.

Note 5. Receivables and Allowances for Credit Losses

All trade receivables are reported on the Consolidated Balance Sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses.

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

Axcelis evaluates the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect its customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau report, as well as the value of the underlying collateral.

Management performs detailed reviews of its receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings.

The following table shows changes of the allowances for credit losses related to trade receivables for the three and six months ended June 30, 2020:

	Three months ended	Six months ended
	June 30,	June 30,
	2020	2020

	(in thousands)
Balance at January 1 (beginning of year)	$—	$818
Provision for credit losses	—	—
Charge-offs	—	(818)
Recoveries	—	—
Balance at June 30 (end of period)	$—	$—

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income available to common stockholders	$13,302	$556	$24,523	$6,618
Weighted average common shares outstanding used in computing basic income per share	33,116	32,729	32,998	32,706
Incremental options and RSUs	842	1,172	1,025	1,358
Weighted average common shares used in computing diluted net income per share	33,958	33,901	34,023	34,064
Net income per share
Basic	$0.40	$0.02	$0.74	$0.20
Diluted	$0.39	$0.02	$0.72	$0.19

Diluted weighted average common shares outstanding does not include 3,138 and 239,314 common equivalent shares issuable with respect to outstanding equity awards for the three month periods ended June 30, 2020 and 2019, respectively, or 5,006 and 12,213 common equivalent shares issuable with respect to outstanding equity awards for the six month periods ending June 30, 2020 and 2019, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2020:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2019	$518	$(776)	$(258)
Other comprehensive loss and pension reclassification	(276)	114	(162)
Balance at June 30, 2020	$242	$(662)	$(420)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$190,340	$139,881
Long-term restricted cash	6,676	6,653
Total cash, cash equivalents and restricted cash	$197,016	$146,534

As of June 30, 2020, we had $6.7 million in restricted cash representing the total of (i) cash collateral for a $5.9 million letter of credit serving as security for the lease of our corporate headquarters in Beverly, Massachusetts, (ii) cash collateral for a $0.7 million letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity.

Note 9.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Raw materials	$92,208	$95,867
Work in process	35,550	32,131
Finished goods (completed systems)	21,420	12,366
Inventories, net	$149,178	$140,364

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2020	2019

	(in thousands)
Balance at January 1 (beginning of year)	$3,244	$5,091
Warranties issued during the period	2,635	1,693
Settlements made during the period	(1,913)	(2,900)
Changes in estimate of liability for pre-existing warranties during the period	177	399
Balance at June 30 (end of period)	$4,143	$4,283

Amount classified as current	$3,942	$4,045
Amount classified as long-term	201	238
Total warranty liability	$4,143	$4,283

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

The following table sets forth our assets by level within the fair value hierarchy:

	June 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$166,377	$—	$—	$166,377

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$92,872	$24,000	$—	$116,872

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $48.4 million as of June 30, 2020. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is cash collateralized and the associated cash is included in long-term restricted cash.

Note 13.  Income Taxes

Income tax expense was $2.3 million for the three months ended June 30, 2020, compared to $0.8 million for the three months ended June 30, 2019. The $1.5 million increase was primarily due to a $14.2 million increase in pretax income. The income tax provision was $3.3 million during the six months ended June 30, 2020, compared to $1.3 million for the six months ended June 30, 2019. The $2.0 million increase was primarily due to a $19.9 million increase in pretax income. The effective tax rate for the three and six months ended June 30, 2020 and 2019, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods and Federal research and development tax credits that reduce the annual tax rate.

We had $64.6 million and $68.1 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of June 30, 2020 and December 31, 2019, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.2 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

Note 14.  Concentration of Risk

For the three months ended June 30, 2020, three customers accounted for 22.5%, 22.2% and 11.6% of total revenue, respectively. For the three months ended June 30, 2019, four customers accounted for 15.7%, 14.2%, 12.7% and 12.5% of total revenue, respectively.

For the six months ended June 30, 2020, three customers accounted for 19.7%, 18.5% and 16.2% of total revenue, respectively. For the six months ended June 30, 2019, four customers accounted for 14.8%, 14.4%, 11.4% and 11.2% of total revenue respectively.

At June 30, 2020, two customers accounted for 30.3% and 21.8% of accounts receivable, respectively. At December 31, 2019, three customers accounted for 24.9%, 15.3% and 11.1% of accounts receivable, respectively.

Note 15. Share Repurchase

The Board has approved stock repurchases of up to $50 million of our common stock through the end of 2020. At the end of the first quarter of 2020, we suspended the repurchase program in light of the economic uncertainty relating to the COVID-19 pandemic. We continue to invest cash in our business and to evaluate whether to recommence stock repurchases. If we do so, the timing and actual number of shares repurchased in 2020 beyond those acquired in the first quarter, will depend on various factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities or other uses of cash.

Shares repurchased are accounted for when the transaction is settled. There were no unsettled share repurchases at June 30, 2020.

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

Note 18. Subsequent Event – Revolving Credit Agreement

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities who from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on August 3, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020, and in Part II, Item 1A to this report on Form 10-Q, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities occur primarily in the United States. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 80.3% of total revenue for the six months ended June 30, 2020.

In the first half of 2020, we delivered strong financial performance driven by demand for our Purion systems. The semiconductor supply chain was identified as a critical infrastructure sector in the Advisory Memorandum issued by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) on March 19, 2020 and updated on March 28, 2020. CISA’s list has been incorporated in orders by the Governor of Massachusetts and other states, which urge critical infrastructure sector businesses to continue to operate despite governmental restrictions imposed on general business operations during the COVID-19 pandemic. Accordingly, Axcelis has continued to operate throughout 2020, with a combination of work from home and the implementation of protocols for social distancing and other practices in our facilities, as recommended by the U.S. Centers for Disease Control and Prevention. Business travel has been substantially curtailed. Operations outside of the U.S. have also been conducted in accordance with applicable local governmental laws and public health recommendations. We are closely monitoring the impact of the pandemic on our business and will adjust operations as needed.

The ultimate consequence of the pandemic on the semiconductor industry will be the aggregation of both positive and negative forces on various customer market segments. For example, the pandemic is driving enhanced investment in PCs, video streaming and communications technologies. On the other hand, it is dampening the demand for semiconductors for automotive and aviation applications. Our customers will be adapting to the changes in the volumes of different types of semiconductors demanded by the market. These adaptations could cause delay and uncertainty that could impact Axcelis. However, we are continuing to work closely with our customers across market segments, even during this difficult time, to provide them with the best ion implant solutions for their specific manufacturing challenges.

Currently implemented, and potential additional disruptions and restrictions on our operations and ability to travel, including similar disruptions and restrictions impacting our suppliers or customers, could adversely affect our sales and operating results. Axcelis’ products rely on an extensive global supply chain, and shortages of certain parts could impact our ability to meet customers’ shipment expectations, negatively affecting our revenues. The COVID-19 pandemic may drive changes in the demand for certain of our customers’ products, resulting in a delay or cancelation of purchases from us. Travel restrictions imposed by various countries during the pandemic may also impact our ability, and our customers’ readiness, to have purchased systems installed on planned schedules, causing delays. The extent to which COVID-19 may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the current pandemic. We managed to achieve strong performance in the first half of 2020, despite the pandemic-related business risks described in this paragraph. At this time, however, there can be no assurance that these risks will not affect our future performance.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product	95.3%	92.5%	94.8%	92.2%
Services	4.7	7.5	5.2	7.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.3	50.0	54.8	51.0
Services	4.5	7.2	4.9	7.2
Total cost of revenue	57.8	57.2	59.7	58.2
Gross profit	42.2	42.8	40.3	41.8
Operating expenses:
Research and development	13.0	18.5	12.7	16.5
Sales and marketing	7.7	11.4	7.3	10.5
General and administrative	8.2	10.2	7.9	9.3
Total operating expenses	28.9	40.1	27.9	36.3
Income from operations	13.3	2.7	12.4	5.5
Other (expense) income:
Interest income	0.1	1.1	0.2	1.0
Interest expense	(1.1)	(1.8)	(1.1)	(1.5)
Other, net	0.3	(0.3)	(0.1)	(0.2)
Total other expense	(0.7)	(1.0)	(1.0)	(0.7)
Income before income taxes	12.6	1.7	11.4	4.8
Income tax provision	1.8	1.1	1.4	0.8
Net income	10.8%	0.6%	10.0%	4.0%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenue:
Product	$117,194	$68,714	$48,480	70.6%	$229,327	$152,911	$76,416	50.0%
Percentage of revenue	95.3%	92.5%			94.8%	92.2%
Services	5,771	5,591	180	3.2%	12,629	12,871	(242)	(1.9)%
Percentage of revenue	4.7%	7.5%			5.2%	7.8%
Total revenue	$122,965	$74,305	$48,660	65.5%	$241,956	$165,782	$76,174	45.9%

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $117.2 million, or 95.3% of revenue during the three months ended June 30, 2020, compared with $68.7 million, or 92.5%

of revenue for the three months ended June 30, 2019. The $48.5 million increase in product revenue for the three month period ending June 30, 2020, in comparison to the same period in 2019, was primarily driven by an increase in the number of systems sold.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at June 30, 2020 and December 31, 2019 was $30.4 million and $29.3 million, respectively. The net increase in deferred revenue was primarily due to the collection of advance payments on systems.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.8 million, or 4.7% of revenue for the three months ended June 30, 2020, compared with $5.6 million, or 7.5% of revenue for the three months ended June 30, 2019. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Product

Product revenue was $229.3 million, or 94.8% of revenue during the six months ended June 30, 2020, compared with $152.9 million, or 92.2% of revenue for the six months ended June 30, 2019. The $76.4 million increase in product revenue for the six month period ended June 30, 2020, in comparison to the same period in 2019, was primarily driven by an increase in the number of systems sold.

Services

Services revenue was $12.6 million, or 5.2% of revenue for the six months ended June 30, 2020, compared with $12.9 million, or 7.8% of revenue for the six months ended June 30, 2019.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●Ion implant revenue separate from revenue from legacy non-implant product lines, given that ion implantation systems are the primary driver of our growth and strategic objectives;

●Systems and Aftermarket revenues, in which “Aftermarket” is
A.the portion of Product revenue relating to spare parts, product upgrades and used equipment combined with
B.Services revenue, which is the labor component of Aftermarket revenues;

Aftermarket purchases reflect current fab utilization as opposed to Systems purchases which reflect capital investment decisions by our customers, which have differing economic drivers;

●Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and

●Revenue by our customer market segments, since they can be subject to different economic drivers at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period. Currently, management references three customer market segments: memory, mature technology processes and leading edge foundry and logic.

The ion implant and Aftermarket revenue categories for recent periods are discussed below.

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

Ion Implant

Included in total revenue of $123.0 million during the three months ended June 30, 2020 is revenue from sales of ion implant products and services of $118.7 million, or 96.6% of total revenue, compared with $70.2 million, or 94.5%, of total revenue for the three months ended June 30, 2019. The remaining $4.3 million of revenue for the three months ended June 30, 2020 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $123.0 million during the three months ended June 30, 2020 is revenue from our Aftermarket business of $46.2 million, compared to $37.1 million for the three months ended June 30, 2019. The remaining $76.8 million of revenue for the three months ended June 30, 2020 was from system sales. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Ion Implant

Included in total revenue of $242.0 million during the six months ended June 30, 2020 is revenue from sales of ion implant products and services of $233.8 million, or 96.6% of total revenue, compared with $157.2 million, or 94.8%, of total revenue for the six months ended June 30, 2019. The remaining $8.2 million of revenue for the six months ended June 30, 2020 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $242.0 million during the six months ended June 30, 2020 is revenue from our Aftermarket business of $82.8 million, compared to $71.5 million for the six months ended June 30, 2019. The remaining $159.2 million of revenue for the six months ended June 30, 2020 was from system sales.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Gross Profit:
Product	$51,675	$31,526	$20,149	63.9%	$96,636	$68,393	$28,243	41.3%
Product gross margin	44.1%	45.9%			42.1%	44.7%

Services	224	223	1	(0.4)%	812	862	(50)	(5.8)%
Services gross margin	3.9%	4.0%			6.4%	6.7%
Total gross profit	$51,899	$31,749	$20,150	63.5%	$97,448	$69,255	$28,193	40.7%
Gross margin	42.2%	42.8%			40.3%	41.8%

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

Product

Gross margin from product revenue was 44.1% for the three months ended June 30, 2020, compared to 45.9% for the three months ended June 30, 2019. The decrease in gross margin resulted from a decreased mix of higher margin parts and upgrades, partially offset by improved margins on Purion systems.

Services

Gross margin from services revenue was 3.9% for the three month periods ended June 30, 2020, compared to 4.0% for the three months ended June 30, 2019. The decrease in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Product

Gross margin from product revenue was 42.1% for the six months ended June 30, 2020, compared to 44.7% for the six months ended June 30, 2019. The decrease in gross margin resulted from a decreased mix of higher margin parts and upgrades, partially offset by improved margins on Purion systems.

Services

Gross margin from services revenue was 6.4% for the six months ended June 30, 2020, compared to 6.7% for the six months ended June 30, 2019. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Research and development	$16,040	$13,720	$2,320	16.9%	$30,646	$27,405	$3,241	11.8%
Percentage of revenue	13.0%	18.5%			12.7%	16.5%
Sales and marketing	9,437	8,436	1,001	11.9%	17,641	17,354	287	1.7%
Percentage of revenue	7.7%	11.4%			7.3%	10.5%
General and administrative	10,041	7,583	2,458	32.4%	19,077	15,390	3,687	24.0%
Percentage of revenue	8.2%	10.2%			7.9%	9.3%
Total operating expenses	$35,518	$29,739	$5,779	19.4%	$67,364	$60,149	$7,215	12.0%
Percentage of revenue	28.9%	40.1%			27.9%	36.3%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $22.8 million or 64.3% of our total operating expenses for the three month period ended June 30, 2020, compared to $17.8 million or 59.9% of our total operating expenses for the three month period ended June 30, 2019. Personnel costs were $42.8 million or 63.5% of our total operating expenses for the six month period ended June 30, 2020, compared to $35.6 million or 59.2% of our total operating expenses for the six month period ended June 30, 2019. The higher personnel costs for the three and six month periods ended June 30, 2020 is primarily due to higher incentive based pay expense.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Research and development	$16,040	$13,720	$2,320	16.9%	$30,646	$27,405	$3,241	11.8%
Percentage of revenue	13.0%	18.5%			12.7%	16.5%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

Research and development expense was $16.0 million during the three months ended June 30, 2020, an increase of $2.3 million, or 16.9%, compared with $13.7 million during the three months ended June 30, 2019. The increase is primarily due to higher incentive based pay expense, supplies and materials costs for ongoing projects and increased depreciation associated with capital additions.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Research and development expense was $30.6 million during the six months ended June 30, 2020, an increase of $3.2 million, or 11.8%, compared with $27.4 million during the six months ended June 30, 2019. The increase is primarily due to higher incentive based pay expense, supplies and materials costs for ongoing projects and increased depreciation associated with capital additions.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Sales and marketing	$9,437	$8,436	$1,001	11.9%	$17,641	$17,354	$287	1.7%
Percentage of revenue	7.7%	11.4%			7.3%	10.5%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

Sales and marketing expense was $9.4 million during the three months ended June 30, 2020, an increase of $1.0 million, or 11.9%, compared with $8.4 million during the three months ended June 30, 2019. The increase is primarily due to higher incentive based pay expense.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Sales and marketing expense was $17.6 million during the six months ended June 30, 2020, an increase of $0.3 million, or 1.7%, compared with $17.4 million during the six months ended June 30, 2019. The increase is primarily due to higher incentive based pay expense.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
General and administrative	$10,041	$7,583	$2,458	32.4%	$19,077	$15,390	$3,687	24.0%
Percentage of revenue	8.2%	10.2%			7.9%	9.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

General and administrative expense was $10.0 million during the three months ended June 30, 2020, an increase of $2.5 million, or 32.4%, compared with $7.6 million during the three months ended June 30, 2019. The increase is primarily due to an increase in incentive based pay expense.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

General and administrative expense was $19.1 million during the six months ended June 30, 2020, an increase of $3.7 million, or 24.0%, compared with $15.4 million during the six months ended June 30, 2019. The increase is primarily due to an increase in incentive based pay expense.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Other expense	$(808)	$(655)	$(153)	(23.4)%	$(2,249)	$(1,217)	$(1,032)	(84.8)%
Percentage of revenue	(0.7)%	(1.0)%			(1.0)%	(0.7)%

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

Other expense was $0.8 million for the three months ended June 30, 2020, compared with $0.7 million for the three months ended June 30, 2019. The increase in other expense of $0.1 million for the three month period ended June 30, 2020 compared to the three month period ended June 30, 2019, was primarily due to higher foreign currency exchange losses in the current year period compared to the prior year. Other expense was $2.2 million for the six months ended June 30, 2020, compared with $1.2 million for the six months ended June 30, 2019. The increase in other expense of $1.0 million for the six month period ended June 30, 2020 compared to the six month period ended June 30, 2019, was primarily due to higher foreign currency exchange losses in the current year period compared to the prior year.

During the six month periods ended June 30, 2020 and 2019, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Income tax provision	$2,271	$799	$1,472	184.2%	$3,312	$1,271	$2,041	160.6%
Percentage of revenue	1.8%	1.1%			1.4%	0.8%

Income tax expense was $2.3 million for the three months ended June 30, 2020, compared to $0.8 million for the three months ended June 30, 2019. The $1.5 million increase was primarily due to a $14.2 million increase in pretax income. The income tax provision was $3.3 million during the six months ended June 30, 2020, compared to $1.3 million for the six months ended June 30, 2019. The $2.0 million increase was primarily due to a $19.9 million increase in pretax income. The effective tax rate for the three and six months ended June 30, 2020 and 2019, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods and Federal research and development tax credits that reduce the annual tax rate.

We had $64.6 million and $68.1 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of June 30, 2020 and December 31, 2019, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.2 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic

Security Act ("CARES Act"). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations, however, these benefits do not materially impact our income tax provision.

Liquidity and Capital Resources

We had $190.3 million in unrestricted cash and cash equivalents at June 30, 2020, in addition to $6.7 million in restricted cash, primarily comprised of the $5.9 million security deposit for the lease of our corporate headquarters. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the six months ended June 30, 2020, we generated $56.6 million of cash related to operating activities. In comparison, during the six months ended June 30, 2019, we used $20.3 million of cash from operations.

Investing activities for the six months ended June 30, 2020 and 2019 resulted in cash outflows of $3.0 million and $8.8 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2020 resulted in a net cash usage of $3.7 million. During the first half of 2020, $7.5 million in cash was used to repurchase our common stock and $3.9 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where shares are withheld by the Company, as well as $0.1 million relating to the reduction of our financing lease liability. These amounts were partially offset by $7.8 million of proceeds from the exercise of stock options and purchases under the ESPP, during the first half of 2020. Financing activities for the six months ended June 30, 2019 resulted in a net cash usage of $12.8 million, $14.0 million of which related to the repurchase of our common stock and $1.6 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs. These amounts were partially offset by $2.8 million of proceeds related to the exercise of stock options and purchase of shares under our ESPP during the first half of 2019.

Under the rules of the U.S. Securities and Exchange Commission, we qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 29, 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement to maintain the availability of this financing option.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on August 3, 2023. No borrowing is outstanding on this facility as of the filing of this Form 10-Q. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired. See Note 18 to the financial statements included elsewhere in this Quarterly Report.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

In December 2019, our Board of Directors authorized an increase and extension of the share repurchase program, of up to $50 million of the Company's common stock through 2020. These shares could be purchased in the open market or through privately negotiated transactions. At the end of the first quarter of 2020, we suspended the repurchase program in light of the economic uncertainty relating to the COVID-19 pandemic. As of June 30, 2020, we had approximately $24.8 million remaining under the share repurchase program.

We continue to invest cash in our business and to evaluate whether to recommence stock repurchases. Consideration of whether to do so includes an evaluation of the known and anticipated effects of the COVID-19 pandemic on our business and industry. See Note 15 to the financial statements included elsewhere in this Quarterly Report. If we do recommence stock purchases, the timing and actual number of shares repurchased in 2020 beyond those acquired in the first quarter, will depend on various factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities or other uses of cash. See Part II, Item 2 of this report for purchases under this program during the second quarter of 2020.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2020 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2020, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2020, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the risk factor included in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors authorized a share repurchase program covering calendar years 2019 and 2020 for up to $50 million of the Company's common stock. This program was announced on December 3, 2019. As discussed in Management’s Discussion and Analysis—Liquidity above, and in Note 15 to the financial statements contained elsewhere in this Quarterly Report, this program was suspended at the end of the first quarter of 2020, but not terminated.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
April 1, 2020 through April 30, 2020	—	$0.00	—	$24,756
May 1, 2020 through May 31, 2020	—	$0.00	—	24,756
June 1, 2020 through June 30, 2020	—	$0.00	—	24,756
Total	—		—

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 5, 2020. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 5, 2020. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 5, 2020. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 5, 2020. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 5, 2020	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer