Form 10-Q
period 2020-09-30
AXCELIS TECHNOLOGIES INC
filed 2020-11-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020 there were 33,496,006 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product	$104,799	$64,290	$334,126	$217,201
Services	5,606	5,163	18,235	18,034
Total revenue	110,405	69,453	352,361	235,235
Cost of revenue:
Product	56,427	33,587	189,118	118,105
Services	5,817	5,285	17,634	17,294
Total cost of revenue	62,244	38,872	206,752	135,399
Gross profit	48,161	30,581	145,609	99,836
Operating expenses:
Research and development	14,867	12,930	45,513	40,335
Sales and marketing	9,763	8,057	27,404	25,411
General and administrative	9,649	7,707	28,726	23,097
Total operating expenses	34,279	28,694	101,643	88,843
Income from operations	13,882	1,887	43,966	10,993
Other (expense) income:
Interest income	106	687	658	2,373
Interest expense	(1,296)	(1,308)	(3,898)	(3,849)
Other, net	900	(890)	701	(1,252)
Total other expense	(290)	(1,511)	(2,539)	(2,728)
Income before income taxes	13,592	376	41,427	8,265
Income tax provision (benefit)	2,807	(328)	6,119	943
Net income	$10,785	$704	$35,308	$7,322
Net income per share:
Basic	$0.32	$0.02	$1.06	$0.22
Diluted	$0.32	$0.02	$1.04	$0.22
Shares used in computing net income per share:
Basic weighted average common shares	33,477	32,344	33,159	32,584
Diluted weighted average common shares	34,174	33,323	34,070	33,821

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$10,785	$704	$35,308	$7,322
Other comprehensive income (loss):
Foreign currency translation adjustments	1,437	(1,132)	1,161	(1,847)
Amortization of actuarial loss and other adjustments from pension plan	61	29	175	89
Total other comprehensive income (loss)	1,498	(1,103)	1,336	(1,758)
Comprehensive income (loss)	$12,283	$(399)	$36,644	$5,564

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$211,967	$139,881
Accounts receivable, net	45,161	83,753
Inventories, net	159,658	140,364
Prepaid expenses and other current assets	18,982	11,681
Total current assets	435,768	375,679
Property, plant and equipment, net	29,199	25,328
Operating lease assets	4,655	5,849
Finance lease assets, net	20,872	21,880
Long-term restricted cash	750	6,653
Deferred income taxes	58,247	68,060
Other assets	41,165	44,645
Total assets	$590,656	$548,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,260	$25,341
Accrued compensation	18,856	7,631
Warranty	4,151	2,759
Income taxes	328	294
Deferred revenue	13,118	24,601
Current portion of finance lease obligation	705	399
Other current liabilities	7,965	7,639
Total current liabilities	69,383	68,664
Long-term finance lease obligation	47,593	48,149
Long-term deferred revenue	3,851	4,650
Other long-term liabilities	9,166	7,204
Total liabilities	129,993	128,667
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,491 shares issued and outstanding at September 30, 2020; 32,585 shares issued and outstanding at December 31, 2019	33	33
Additional paid-in capital	566,195	559,878
Accumulated deficit	(106,643)	(140,226)
Accumulated other comprehensive income (loss)	1,078	(258)
Total stockholders’ equity	460,663	419,427
Total liabilities and stockholders’ equity	$590,656	$548,094

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	32,558	$33	$565,116	$(157,260)	$448	$408,337
Net income	—	—	—	6,062	—	6,062
Foreign currency translation adjustments	—	—	—	—	(495)	(495)
Change in pension obligation	—	—	—	—	30	30
Exercise of stock options	288	—	1,828	—	—	1,828
Issuance of restricted common shares, net of shares withheld	35	—	(281)	—	—	(281)
Stock-based compensation expense	—	—	1,672	—	—	1,672
Balance at March 31, 2019	32,881	$33	$568,335	$(151,198)	$(17)	$417,153
Net income	—	—	—	556	—	556
Foreign currency translation adjustments	—	—	—	—	(219)	(219)
Change in pension obligation	—	—	—	—	29	29
Exercise of stock options	104	—	567	—	—	567
Issuance of shares under Employee Stock Purchase Plan	32	—	479	—	—	479
Issuance of restricted common shares, net of shares withheld	165	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	2,246	—	—	2,246
Repurchase of common stock	(885)	(1)	(14,034)	—	—	(14,035)
Balance at June 30, 2019	32,297	$32	$556,283	$(150,642)	$(207)	$405,466
Net income	—	—	—	704	—	704
Foreign currency translation adjustments	—	—	—	—	(1,132)	(1,132)
Change in pension obligation	—	—	—	—	29	29
Exercise of stock options	97	—	642	—	—	642
Issuance of restricted common shares, net of shares withheld	3	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	2,149	—	—	2,149
Balance at September 30, 2019	32,397	$32	$559,063	$(149,938)	$(1,310)	$407,847

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	32,585	$33	$559,878	$(140,226)	$(258)	$419,427
Net income	—	—	—	11,221	—	11,221
Foreign currency translation adjustments	—	—	—	—	(1,112)	(1,112)
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	540	1	4,498	—		4,499
Issuance of shares under Employee Stock Purchase Plan	1	—	19	—	—	19
Issuance of restricted common shares, net of shares withheld	69	—	(1,162)	—	—	(1,162)
Stock-based compensation expense	—	—	1,724	—	—	1,724
Repurchase of common stock	(358)	(1)	(5,775)	(1,725)	—	(7,501)
Balance at March 31, 2020	32,837	$33	$559,182	$(130,730)	$(1,313)	$427,172
Net income	—	—	—	13,302	—	13,302
Foreign currency translation adjustments	—	—	—	—	836	836
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	343	—	2,783	—	—	2,783
Issuance of shares under Employee Stock Purchase Plan	21	—	490	—	—	490
Issuance of restricted common shares, net of shares withheld	232	—	(2,698)	—	—	(2,698)
Stock-based compensation expense	—	—	3,082	—	—	3,082
Balance at June 30, 2020	33,433	$33	$562,839	$(117,428)	$(420)	$445,024
Net income	—	—	—	10,785	—	10,785
Foreign currency translation adjustments	—	—	—	—	1,437	1,437
Change in pension obligation	—	—	—	—	61	61
Exercise of stock options	53	—	458	—	—	458
Issuance of restricted common shares, net of shares withheld	5	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	2,926	—	—	2,926
Balance at September 30, 2020	33,491	$33	$566,195	$(106,643)	$1,078	$460,663

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$35,308	$7,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,346	5,583
Deferred income taxes	5,399	818
Stock-based compensation expense	7,727	6,140
Provision for excess and obsolete inventory	2,736	1,961
Changes in operating assets & liabilities:
Accounts receivable	39,109	29,232
Inventories	(18,611)	(16,602)
Prepaid expenses and other current assets	(2,704)	(155)
Accounts payable and other current liabilities	10,540	(22,887)
Deferred revenue	(12,292)	4,864
Income taxes	29	(185)
Other assets and liabilities	1,080	(16,436)
Net cash provided by (used in) operating activities	75,667	(345)

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(5,567)	(11,064)
Net cash used in investing activities	(5,567)	(11,064)

Cash flows from financing activities
Net settlement on restricted stock grants	(3,888)	(1,602)
Repurchase of common stock	(7,501)	(14,035)
Proceeds from Employee Stock Purchase Plan	509	407
Principal payments on finance lease obligation	(252)	—
Proceeds from exercise of stock options	7,740	3,039
Net cash used in financing activities	(3,392)	(12,191)

Effect of exchange rate changes on cash and cash equivalents	(525)	871
Net increase (decrease) in cash, cash equivalents and restricted cash	66,183	(22,729)

Cash, cash equivalents and restricted cash at beginning of period	146,534	184,902
Cash, cash equivalents and restricted cash at end of period	$212,717	$162,173

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

Note 2.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors and consultants of the Company. Our 2000 Stock Plan (the “2000 Stock Plan”) expired on May 1, 2012 and no new grants may be made under that plan after that date. However, unexpired options granted under the 2000 Stock Plan, which have a 10-year term, remain outstanding and subject to the terms of the 2000 Stock Plan. We also maintain the Axcelis Technologies, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Note 13 also describes our prior Employee Stock Purchase Plan which expired on June 30, 2020 (the “Prior ESPP”). No shares have yet been issued under the 2020 ESPP, but its terms are substantially the same as those of the Prior ESPP.

We recognized stock-based compensation expense of $2.9 million and $2.1 million for the three month periods ended September 30, 2020 and 2019, respectively. We recognized stock-based compensation expense of $7.7 million and $6.1 million for the nine month periods ended September 30, 2020 and 2019, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options and stock issued to participants under the Prior ESPP.

In both the three month periods ended September 30, 2020 and 2019, we issued 0.1 million shares of common stock, respectively, upon stock option exercises and vesting of RSUs. In the three month periods ended September 30, 2020 and 2019, we received proceeds of $0.5 million and $0.6 million, respectively, in connection with the exercise of stock options and Prior ESPP purchases.

In the nine month periods ended September 30, 2020 and 2019, we issued 1.3 million and 0.7 million shares of common stock, respectively, upon stock option exercises, purchases under the Prior ESPP and vesting of RSUs. In the nine month periods ended September 30, 2020 and 2019, we received proceeds of $8.3 million and $3.4 million, respectively, in connection with the exercise of stock options and Prior ESPP purchases.

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

		September 30,	December 31,
Leases	Classification	2020	2019

Assets		(in thousands)
Operating lease	Operating lease assets	$4,655	$5,849
Finance lease	Finance lease assets *	20,872	21,880
Total leased assets		$25,527	$27,729
Liabilities
Current
Operating	Other current liabilities	$2,632	$3,144
Finance	Current portion of finance lease obligation	705	399
Noncurrent
Operating	Other long-term liabilities	1,955	2,553
Finance	Finance lease obligation	47,593	48,149
Total lease liabilities		$52,885	$54,245

* Finance lease assets are recorded net of accumulated depreciation of $48.1 million and include $0.7 million of prepaid financing costs as of September 30, 2020. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.7 million of prepaid financing costs as of December 31, 2019.

All of our operating lease office locations support selling and servicing functions. Operating lease expense, and depreciation and interest expense relating to our finance lease obligation, are recognized within our consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019 as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Lease cost	Classification	2020	2019	2020	2019

Operating lease cost		(in thousands)
Service	Cost of revenue	$601	$552	$1,776	$1,732
Research and development	Operating expenses	137	80	347	232
Sales and marketing*	Operating expenses	347	338	1,024	1,037
General and administrative*	Operating expenses	213	207	648	608
Total operating lease cost		$1,298	$1,177	$3,795	$3,609
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$328	$332	$1,009	$997
Interest on lease liabilities	Interest expense	1,296	1,308	3,898	3,849
Total finance lease cost		$1,624	$1,640	$4,907	$4,846

Total lease cost		$2,922	$2,817	$8,702	$8,455

* Sales and marketing, general and administrative expense includes short-term lease and variable lease costs of approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively and includes short-term lease and variable lease costs of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Our corporate headquarters, shown below under finance leases, has an original lease term of 22 years. All other locations are treated as operating leases, with lease terms ranging from 1 to 10 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of September 30, 2020:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2020	$1,433	$935	$2,368
2021	5,848	2,447	8,295
2022	5,980	1,128	7,108
2023	6,114	337	6,451
2024	6,252	98	6,350
Thereafter	79,653	219	79,872
Total lease payments	$105,280	$5,164	$110,444
Less interest portion*	(56,982)	(577)	(57,559)
Finance lease and operating lease obligations	$48,298	$4,587	$52,885

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

September 30,
Lease term and discount rate	2020
Weighted-average remaining lease term (years):
Operating leases	1.5
Finance leases	16.3
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and payment of principal component. The table below shows our cash outflows, by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets:

	Nine months ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities	2020	2019

	(in thousands)
Operating cash outflows from operating leases	$3,795	$3,609
Operating cash outflows from finance leases	4,035	4,193
Financing cash outflows from finance leases	252	—
Operating lease assets obtained in exchange for operating lease liabilities	1,658	6,175
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Systems	$70,239	$36,809	$229,391	$131,124
Aftermarket	40,166	32,644	122,970	104,111
	$110,405	$69,453	$352,361	$235,235

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
North America	$9,022	$7,681	$28,598	$28,670
Asia Pacific	89,995	47,756	293,427	160,398
Europe	11,388	14,016	30,336	46,167
	$110,405	$69,453	$352,361	$235,235

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Contract liabilities	$16,969	$29,251

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Balance, beginning of the period	$30,416	$14,080	$29,251	$22,584
Deferral of revenue	4,030	17,254	10,320	20,887
Recognition of deferred revenue	(17,477)	(3,893)	(22,602)	(16,030)
Balance, ending of the period	$16,969	$27,441	$16,969	$27,441

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

The following table shows changes of the allowances for credit losses related to trade receivables for the three and nine months ended September 30, 2020:

	Three months ended	Nine months ended
	September 30,	September 30,
	2020	2020

	(in thousands)
Balance, beginning of period	$—	$818
Provision for credit losses	—	—
Charge-offs	—	(818)
Recoveries	—	—
Balance, ending of period	$—	$—

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income available to common stockholders	$10,785	$704	$35,308	$7,322
Weighted average common shares outstanding used in computing basic income per share	33,477	32,344	33,159	32,584
Incremental options and RSUs	697	979	911	1,237
Weighted average common shares used in computing diluted net income per share	34,174	33,323	34,070	33,821
Net income per share
Basic	$0.32	$0.02	$1.06	$0.22
Diluted	$0.32	$0.02	$1.04	$0.22

Diluted weighted average common shares outstanding does not include 848 and 847,448 common equivalent shares issuable with respect to outstanding equity awards for the three month periods ended September 30, 2020 and 2019, respectively, or 8,226 and 236,229 common equivalent shares issuable with respect to outstanding equity awards for the nine month periods ending September 30, 2020 and 2019, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the nine months ended September 30, 2020:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2019	$518	$(776)	$(258)
Other comprehensive income and pension reclassification	1,161	175	1,336
Balance at September 30, 2020	$1,679	$(601)	$1,078

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the total of the amounts shown in the statement of cash flows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$211,967	$139,881
Long-term restricted cash	750	6,653
Total cash, cash equivalents and restricted cash	$212,717	$146,534

As of September 30, 2020, we had $0.8 million in restricted cash representing the total of (i) cash collateral for a $0.7 million letter of credit relating to workers’ compensation insurance and (ii) a $0.1 million deposit relating to customs activity.

Note 9.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Raw materials	$93,990	$95,867
Work in process	42,643	32,131
Finished goods (completed systems)	23,025	12,366
Inventories, net	$159,658	$140,364

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

Note 10.  Product Warranty

We generally offer a one-year warranty for all of our systems, the terms and conditions of which vary depending upon the product sold. For all systems sold, we accrue a liability for the estimated cost of standard warranty at the time of system shipment and defer the portion of systems revenue attributable to the fair value of non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that affect our warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. We periodically assess the adequacy of our recorded liability and adjust the amount as necessary.

The changes in our standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2020	2019

	(in thousands)
Balance at January 1 (beginning of year)	$3,244	$5,091
Warranties issued during the period	3,780	2,282
Settlements made during the period	(3,131)	(4,405)
Changes in estimate of liability for pre-existing warranties during the period	584	523
Balance at September 30 (end of period)	$4,477	$3,491

Amount classified as current	$4,151	$3,251
Amount classified as long-term	326	240
Total warranty liability	$4,477	$3,491

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

The following table sets forth our assets by level within the fair value hierarchy:

	September 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$184,358	$—	$—	$184,358

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$92,872	$24,000	$—	$116,872

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $48.3 million as of September 30, 2020. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit reduces our availability under our credit facility, as described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of September 30, 2020, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million, previously issued by Silicon Valley Bank, had been rolled under the Credit Agreement, reducing the funds available for borrowing under the credit line.

Note 13.  Income Taxes

Income tax expense was $2.8 million for the three months ended September 30, 2020, compared to $0.3 million benefit for the three months ended September 30, 2019. The $3.1 million increase was primarily due to a $13.2 million increase in pretax income. The income tax provision was $6.1 million during the nine months ended September 30, 2020, compared to $0.9 million for the nine months ended September 30, 2019. The $5.2 million increase was primarily due to a $33.2 million increase in pretax income partially offset by a $2.0 million tax benefit relating to equity compensation. The effective tax rate for the three and nine months ended September 30, 2020 and 2019, respectively, was less than the U.S.

statutory rate of 21% due to favorable discrete items related to equity compensation in those periods and Federal research and development tax credits that reduce the annual tax rate.

We had $58.2 million and $68.1 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of September 30, 2020 and December 31, 2019, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.2 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

Note 14.  Concentration of Risk

For the three months ended September 30, 2020, three customers accounted for 16.8%, 11.2% and 10.3% of total revenue, respectively. For the three months ended September 30, 2019, two customers accounted for 28.0% and 13.2% of total revenue, respectively.

For the nine months ended September 30, 2020, three customers accounted for 18.8%, 15.2% and 12.1% of total revenue, respectively. For the nine months ended September 30, 2019, three customers accounted for 18.7%, 12.4%, and 11.8% of total revenue respectively.

At September 30, 2020, three customers accounted for 19.5%, 12.9% and 10.2% of accounts receivable, respectively. At December 31, 2019, three customers accounted for 24.9%, 15.3% and 11.1% of accounts receivable, respectively.

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

Shares repurchased are accounted for when the transaction is settled. There were no unsettled share repurchases at September 30, 2020.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in Part II, Item 1A to this report on Form 10-Q, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities occur primarily in the United States. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 76.3% of total revenue for the nine months ended September 30, 2020.

In the first nine months of 2020, we delivered strong financial performance driven by demand for our Purion systems. The semiconductor supply chain was identified as a critical infrastructure sector in the Advisory Memorandum issued by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) on March 19, 2020 and updated on March 28, 2020. CISA’s list has been incorporated in orders by the Governor of Massachusetts and other states, which urge critical infrastructure sector businesses to continue to operate despite governmental restrictions imposed on general business operations during the COVID-19 pandemic. Accordingly, Axcelis has continued to operate throughout 2020, with a combination of work from home and the implementation of protocols for social distancing and other practices in our facilities, as recommended by the U.S. Centers for Disease Control and Prevention. Business travel has been substantially curtailed. Operations outside of the U.S. have also been conducted in accordance with applicable local governmental laws and public health recommendations. We are closely monitoring the impact of the pandemic on our business and will adjust operations as needed.

The ultimate consequence of the pandemic on the semiconductor industry will be the aggregation of both positive and negative forces on various customer market segments. For example, the pandemic is driving enhanced investment in PCs, video streaming and communications technologies. On the other hand, it has dampened the demand for semiconductors for some automotive and industrial applications. Our customers are adapting to the changes in the demand for different types of semiconductors, which could cause uncertainty and ultimately a delay in investments that could impact Axcelis. However, we are continuing to work closely with our customers across market segments, even during this difficult time, to provide them with the best ion implant solutions for their specific manufacturing challenges.

Currently implemented, and potential additional disruptions and restrictions on our operations and ability to travel, including similar disruptions and restrictions impacting our suppliers or customers, could adversely affect our sales and operating results. Axcelis’ products rely on an extensive global supply chain, and shortages of certain parts could impact our ability to meet customers’ shipment expectations, negatively affecting our revenues. The COVID-19 pandemic may drive changes in the demand for certain of our customers’ products, resulting in a delay or cancelation of purchases from us. Travel restrictions imposed by various countries during the pandemic may also impact our ability, and our customers’ readiness, to have purchased systems installed on planned schedules, causing delays. The extent to which COVID-19 may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the current pandemic. We managed to achieve strong performance in the first nine months of

2020, despite the pandemic-related business risks described in this paragraph. At this time, however, there can be no assurance that these risks will not affect our future performance.

Effective June 29, 2020, the U.S. Commerce Department adopted a rule, Export Administration Regulations Section 744.21, which requires U.S. exporters to obtain U.S. licenses to ship listed products to customers in China who are military end users or that support military end use (the “MEU Rule”).  Several types of semiconductor equipment, including certain ion implanters and specially designed parts, not generally restricted for shipment to China, were included in the list of products subject to the MEU Rule.  Subsequently, on September 25, 2020, the Commerce Department sent certain semiconductor equipment exporters, including Axcelis, a letter regarding Semiconductor Manufacturing International Corporation (“SMIC”), indicating that the U.S. government was reviewing SMIC and its subsidiaries in relation to the MEU Rule, and required the exporters to submit applications for licenses prior to shipping MEU listed products to SMIC or its subsidiaries.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product	94.9%	92.6%	94.8%	92.3%
Services	5.1	7.4	5.2	7.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	51.1	48.4	53.7	50.2
Services	5.3	7.6	5.0	7.4
Total cost of revenue	56.4	56.0	58.7	57.6
Gross profit	43.6	44.0	41.3	42.4
Operating expenses:
Research and development	13.5	18.6	12.9	17.1
Sales and marketing	8.8	11.6	7.8	10.8
General and administrative	8.7	11.1	8.2	9.8
Total operating expenses	31.0	41.3	28.9	37.7
Income from operations	12.6	2.7	12.4	4.7
Other (expense) income:
Interest income	0.1	1.0	0.2	1.0
Interest expense	(1.2)	(1.9)	(1.1)	(1.6)
Other, net	0.8	(1.3)	0.2	(0.5)
Total other expense	(0.3)	(2.2)	(0.7)	(1.1)
Income before income taxes	12.3	0.5	11.7	3.6
Income tax provision (benefit)	2.5	(0.5)	1.7	0.4
Net income	9.8%	1.0%	10.0%	3.2%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenue:
Product	$104,799	$64,290	$40,509	63.0%	$334,126	$217,201	$116,925	53.8%
Percentage of revenue	94.9%	92.6%			94.8%	92.3%
Services	5,606	5,163	443	8.6%	18,235	18,034	201	1.1%
Percentage of revenue	5.1%	7.4%			5.2%	7.7%
Total revenue	$110,405	$69,453	$40,952	59.0%	$352,361	$235,235	$117,126	49.8%

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $104.8 million, or 94.9% of revenue during the three months ended September 30, 2020, compared with $64.3 million, or 92.6% of revenue for the three months ended September 30, 2019. The $40.5 million increase in product revenue for the three month period ending September 30, 2020, in comparison to the same period in 2019, was primarily driven by an increase in the number of systems sold.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at September 30, 2020 and December 31, 2019 was $17.0 million and $29.3 million, respectively. The net decrease in deferred revenue was primarily due to the recognition of revenue on tools that were paid in advance.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $5.6 million, or 5.1% of revenue for the three months ended September 30, 2020, compared with $5.2 million, or 7.4% of revenue for the three months ended September 30, 2019. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Product

Product revenue was $334.1 million, or 94.8% of revenue during the nine months ended September 30, 2020, compared with $217.2 million, or 92.3% of revenue for the nine months ended September 30, 2019. The $116.9 million increase in product revenue for the nine month period ended September 30, 2020, in comparison to the same period in 2019, was primarily driven by an increase in the number of systems sold.

Services

Services revenue was $18.2 million, or 5.2% of revenue for the nine months ended September 30, 2020, compared with $18.0 million, or 7.7% of revenue for the nine months ended September 30, 2019.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Ion implant revenue separate from revenue from legacy non-implant product lines, given that ion implantation systems are the primary driver of our growth and strategic objectives;
●	Systems and Aftermarket revenues, in which “Aftermarket” is
A.	the portion of Product revenue relating to spare parts, product upgrades and used equipment combined with
B.	Services revenue, which is the labor component of Aftermarket revenues;

Aftermarket purchases reflect current fab utilization as opposed to Systems purchases which reflect capital investment decisions by our customers, which have differing economic drivers;

●	Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and
●	Revenue by our customer market segments, since they can be subject to different economic drivers at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period. Currently, management references three customer market segments: memory, mature technology processes and leading edge foundry and logic.

The ion implant and Aftermarket revenue categories for recent periods are discussed below.

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Ion Implant

Included in total revenue of $110.4 million during the three months ended September 30, 2020 is revenue from sales of ion implant products and services of $106.0 million, or 96.0% of total revenue, compared with $65.2 million, or 93.9%, of total revenue for the three months ended September 30, 2019. The remaining $4.4 million of revenue for the three months ended September 30, 2020 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $110.4 million during the three months ended September 30, 2020 is revenue from our Aftermarket business of $40.2 million, compared to $32.6 million for the three months ended September 30, 2019. The remaining $70.2 million of revenue for the three months ended September 30, 2020 was from system sales. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Ion Implant

Included in total revenue of $352.4 million during the nine months ended September 30, 2020 is revenue from sales of ion implant products and services of $339.8 million, or 96.4% of total revenue, compared with $222.4 million, or 94.5%, of total revenue for the nine months ended September 30, 2019. The remaining $12.6 million of revenue for the nine months ended September 30, 2020 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $352.4 million during the nine months ended September 30, 2020 is revenue from our Aftermarket business of $123.0 million, compared to $104.1 million for the nine months ended September 30, 2019. The remaining $229.4 million of revenue for the nine months ended September 30, 2020 was from system sales.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Gross Profit:
Product	$48,372	$30,703	$17,669	57.5%	$145,008	$99,096	$45,912	46.3%
Product gross margin	46.2%	47.8%			43.4%	45.6%

Services	(211)	(122)	(89)	(73.0)%	601	740	(139)	(18.8)%
Services gross margin	(3.8)%	(2.4)%			3.3%	4.1%
Total gross profit	$48,161	$30,581	$17,580	57.5%	$145,609	$99,836	$45,773	45.8%
Gross margin	43.6%	44.0%			41.3%	42.4%

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Product

Gross margin from product revenue was 46.2% for the three months ended September 30, 2020, compared to 47.8% for the three months ended September 30, 2019. The decrease in gross margin resulted from a decreased mix of higher margin parts and upgrades and changes in the mix of Purion systems.

Services

Gross margin from services revenue was (3.8)% for the three month periods ended September 30, 2020, compared to (2.4)% for the three months ended September 30, 2019. The decrease in gross margin is attributable to changes in the mix of service contracts.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Product

Gross margin from product revenue was 43.4% for the nine months ended September 30, 2020, compared to 45.6% for the nine months ended September 30, 2019. The decrease in gross margin resulted from a decreased mix of higher margin parts and upgrades and changes in the mix of Purion systems.

Services

Gross margin from services revenue was 3.3% for the nine months ended September 30, 2020, compared to 4.1% for the nine months ended September 30, 2019. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Research and development	$14,867	$12,930	$1,937	15.0%	$45,513	$40,335	$5,178	12.8%
Percentage of revenue	13.5%	18.6%			12.9%	17.1%
Sales and marketing	9,763	8,057	1,706	21.2%	27,404	25,411	1,993	7.8%
Percentage of revenue	8.8%	11.6%			7.8%	10.8%
General and administrative	9,649	7,707	1,942	25.2%	28,726	23,097	5,629	24.4%
Percentage of revenue	8.7%	11.1%			8.2%	9.8%
Total operating expenses	$34,279	$28,694	$5,585	19.5%	$101,643	$88,843	$12,800	14.4%
Percentage of revenue	31.0%	41.3%			28.9%	37.7%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, expected incentive plan payouts, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $22.2 million or 64.8% of our total operating expenses for the three month period ended September 30, 2020, compared to $16.9 million or 58.5% of our total operating expenses for the three month period ended September 30, 2019. Personnel costs were $65.0 million or 63.9% of our total operating expenses for the nine month period ended September 30, 2020, compared to $52.6 million or 59.0% of our total operating expenses for the nine month period ended September 30, 2019. The higher personnel costs for the three and nine month periods ended September 30, 2020 are primarily due to higher incentive based pay expense.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Research and development	$14,867	$12,930	$1,937	15.0%	$45,513	$40,335	$5,178	12.8%
Percentage of revenue	13.5%	18.6%			12.9%	17.1%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Research and development expense was $14.9 million during the three months ended September 30, 2020, an increase of $1.9 million, or 15.0%, compared with $12.9 million during the three months ended September 30, 2019. The increase is primarily due to higher incentive based pay expense, supplies and materials costs for ongoing projects and increased depreciation associated with capital additions.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Research and development expense was $45.5 million during the nine months ended September 30, 2020, an increase of $5.2 million, or 12.8%, compared with $40.3 million during the nine months ended September 30, 2019. The increase is primarily due to higher incentive based pay expense and costs for ongoing projects and increased depreciation associated with capital additions.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Sales and marketing	$9,763	$8,057	$1,706	21.2%	$27,404	$25,411	$1,993	7.8%
Percentage of revenue	8.8%	11.6%			7.8%	10.8%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Sales and marketing expense was $9.8 million during the three months ended September 30, 2020, an increase of $1.7 million, or 21.2%, compared with $8.1 million during the three months ended September 30, 2019. The increase is primarily due to higher incentive based pay and commission expense.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Sales and marketing expense was $27.4 million during the nine months ended September 30, 2020, an increase of $2.0 million, or 7.8%, compared with $25.4 million during the nine months ended September 30, 2019. The increase is primarily due to higher incentive based pay expense.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
General and administrative	$9,649	$7,707	$1,942	25.2%	$28,726	$23,097	$5,629	24.4%
Percentage of revenue	8.7%	11.1%			8.2%	9.8%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

General and administrative expense was $9.6 million during the three months ended September 30, 2020, an increase of $1.9 million, or 25.2%, compared with $7.7 million during the three months ended September 30, 2019. The increase is primarily due to an increase in incentive based pay expense.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

General and administrative expense was $28.7 million during the nine months ended September 30, 2020, an increase of $5.6 million, or 24.4%, compared with $23.1 million during the nine months ended September 30, 2019. The increase is primarily due to an increase in incentive based pay expense.

Other (Expense) Income

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Other expense	$(290)	$(1,511)	$(1,221)	(80.8)%	$(2,539)	$(2,728)	$(189)	(6.9)%
Percentage of revenue	(0.3)%	(2.2)%			(0.7)%	(1.1)%

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

Other expense was $0.3 million for the three months ended September 30, 2020, compared with $1.5 million for the three months ended September 30, 2019. The decrease in other expense of $1.2 million for the three month period ended September 30, 2020 compared to the three month period ended September 30, 2019, was primarily due to foreign currency exchange gains of $0.8 million in the current year period compared to foreign currency exchange losses of $0.7 million in the same period in the prior year. This was partially offset by a reduction of $0.6 million in interest income for the three month period ended September 30, 2020 compared to the three month period ended September 30, 2019.

Other expense was $2.5 million for the nine months ended September 30, 2020, compared with $2.7 million for the nine months ended September 30, 2019. The decrease in other expense of $0.2 million for the nine month period ended September 30, 2020 compared to the nine month period ended September 30, 2019, was primarily due to foreign currency exchange gains, slightly offset by reduced interest income in the current year period compared to foreign currency exchange losses in the prior year.

During the nine month periods ended September 30, 2020 and 2019, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2020	2019	$ %		2020	2019	$ %

	(dollars in thousands)
Income tax provision (benefit)	$2,807	$(328)	$3,135	955.8%	$6,119	$943	$5,176	548.9%
Percentage of revenue	2.5%	(0.5)%			1.7%	0.4%

Income tax expense was $2.8 million for the three months ended September 30, 2020, compared to a $0.3 million benefit for the three months ended September 30, 2019. The $3.1 million increase was primarily due to a $13.2 million increase in pretax income. The income tax provision was $6.1 million during the nine months ended September 30, 2020, compared to $0.9 million for the nine months ended September 30, 2019. The $5.2 million increase was primarily due to a $33.2 million increase in pretax income partially offset by a $2.0 million tax benefit relating to equity compensation. The effective tax rate for the three and nine months ended September 30, 2020 and 2019, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods and Federal research and development tax credits that reduce the annual tax rate.

We had $58.2 million and $68.1 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of September 30, 2020 and December 31, 2019, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.2 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic

Security Act ("CARES Act"). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations, however, these benefits do not materially impact our income tax provision.

Liquidity and Capital Resources

We had $212.0 million in unrestricted cash and cash equivalents at September 30, 2020, in addition to $0.8 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2020, we generated $75.7 million of cash related to operating activities. In comparison, during the nine months ended September 30, 2019, we used $0.3 million of cash from operations.

Investing activities for the nine months ended September 30, 2020 and 2019 resulted in cash outflows of $5.6 million and $11.1 million, respectively, used for capital expenditures.

Financing activities for the nine months ended September 30, 2020 resulted in a cash usage of $3.4 million. During the first nine months of 2020, $7.5 million in cash was used to repurchase our common stock and $3.9 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where shares are withheld by the Company, as well as $0.3 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $8.3 million of proceeds from the exercise of stock options and purchases under the ESPP, during the first nine months of 2020. In comparison, financing activities for the nine months ended September 30, 2019 resulted in cash usage of $12.2 million, $14.0 million of which related to the repurchase of our common stock and $1.6 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs. These amounts were partially offset by $3.4 million of proceeds related to the exercise of stock options and purchase of shares under our ESPP during the first nine months of 2019.

Under the rules of the U.S. Securities and Exchange Commission (the “SEC”), we qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 29, 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement to maintain the availability of this financing option.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of September 30, 2020, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million, previously issued by Silicon Valley Bank, had been rolled under the Credit Agreement, reducing the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and equity and debt financing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2020 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2020, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of September 30, 2020, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the risk factor included in Part II, Item 1A of our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors authorized a share repurchase program covering calendar years 2019 and 2020 for up to $50 million of the Company's common stock. This program was announced on December 3, 2019. As discussed in Note 15 to the financial statements contained elsewhere in this Quarterly Report, this program was suspended at the end of the first quarter of 2020, but not terminated.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
July 1, 2020 through July 31, 2020	—	$0.00	—	$24,756
August 1, 2020 through August 31, 2020	—	$0.00	—	24,756
September 1, 2020 through September 30, 2020	—	$0.00	—	24,756
Total	—		—

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

10.1

Senior Secured Credit Facilities Credit Agreement dated as of July 31, 2020, among Axcelis Technologies, Inc., as the Borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, and as Lead Arranger.  Filed herewith.

10.2

Guarantee and Collateral Agreement dated as of July 31, 2020 made by Axcelis Technologies, Inc. and the other grantors referred to therein in favor of Silicon Valley Bank, as Administrative Agent.  Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2020. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2020. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2020. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2020. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: November 6, 2020	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer