Form 10-K
period 2020-12-31
AXCELIS TECHNOLOGIES INC
filed 2021-02-26
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepare or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020: $914,478,137

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 23, 2021: 33,732,089

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 12, 2021 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 96.3% of our revenue in 2020, with the remaining 3.7% of revenue derived from other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

2020 was an exceptional year for Axcelis despite the many difficult logistical challenges brought on by the geo-political environment and the pandemic. As a result of the strength of the overall electronics market and the continued growth of the Purion product family in 2020, we delivered our highest annual revenue in the last 15 years. Net income increased 193.4% on a 38.4% increase in revenue from the prior year. Revenue for 2020 was $474.6 million, an increase of 38.4% from 2019 revenue of $343.0 million. Systems revenue for 2020 was $293.6 million, compared to $202.6 million in 2019. Operating profit was $58.0 million in 2020, compared to $24.2 million in 2019. Net income for the year was $50.0 million with diluted earnings per share of $1.46. This compares to 2019 net income of $17.0 million and earnings per diluted share of $0.50.

The Company is in a strong competitive position as we participate in a period of extended industry growth. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. In 2020, we continued to expand the Purion installed base, growing our large and diverse group of customers. We continued our focus on the mature process technology segment in 2020, launching both the Purion H200™ high current implanter, targeted for the production of power devices, and the Purion XEmax™ for image sensors. Through the introduction of new Purion product extensions and continuous cost reduction measures, we maintained our gross margin year over year, making this the third consecutive year with gross margin greater than 40 percent.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable, financial performance, which we expect to continue to deliver in 2021. Our performance is subject to risks and uncertainties discussed below under Item 1A Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things” and data storage servers. Types of semiconductor chips include dynamic random-access memory (“DRAM”) and “Not AND” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The increased number of devices providing information to and receiving information from the Internet, sometimes referred to as the “Connected World,” is increasing demand for chips. These chips are used in data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory to support the storage of data, internet streaming and “cloud computing” data analytics.

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

We have different types of customers, which impacts the timing of purchases and technology requirements. Some customers are integrated electronics manufacturers, making semiconductor chips for their own devices. These same companies may also act as foundries, manufacturing chips for other electronic manufacturers or chip design companies. Some customers only function as foundries. A few companies design and manufacture branded chips that are sold to device manufacturers. In addition, some customers have partnerships or joint ventures with two or more semiconductor chip manufacturers to share the technology development and capital investment. The timing of purchases by foundry customers will depend on their success in securing manufacturing contracts. Also, foundry customers will look for equipment that can deliver the broadest capabilities in order to be prepared to manufacture all chip types, while integrated electronics manufacturers may invest in processing equipment dedicated to a specific application they require for their products.

The semiconductor capital equipment industry is cyclical, as global chip production capacities successively exceed, then lag behind, global chip demand. When chip demand is high, and inventories are low, chip manufacturers add capacity through capital equipment purchases. Given the difficulties of forecasting and calibrating chip demand and production capacity, the industry periodically experiences excess chip inventories and softening chip prices. Device manufacturers react with muted capital spending, lowering the demand for capital equipment. Changes in consumer and business demand for products in which chips are used also affect the industry. A successful semiconductor capital equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must manage its business to thrive during low points in the cycle.

Axcelis’ Strategy

Axcelis’ 2021 strategic directives are:

●	Achieve $550M run rate in 2021, positioning us to achieve our $550M model in 2022 and our $650M model by 2024
o	Grow the Purion footprint with our existing customer base as well as at new accounts in targeted market segments and geographies
o	Capitalize on continued spending at mature process technology customers
o	Capture memory business as customers begin to spend during the year
o	Continue working to penetrate leading edge logic and foundry customers
o	Drive Customer Satisfaction & Innovation (CS&I) revenues by delivering excellent customer satisfaction and innovative, high value products and services
o	Continue to drive gross margin improvements
●	Execute a capital strategy that funds appropriate investments in the business and enables the potential for return of cash to shareholders [through a share repurchase program]
●	Prepare for a post-COVID business environment

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

Ion Implantation Systems

Ion implantation is a principal step in the transistor formation cycle of the semiconductor chip manufacturing process. Ion implantation is also used to change the material characteristics of the silicon for reasons other than electrical doping, a process known as “material modification.” An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a wafer. These dopants are ionized and therefore have an electrical charge state. This electric charge state allows the dopants to be accelerated, focused and filtered with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined energy level (ranging between several hundred and eight million electron-volts) and with a precisely defined beam current level (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a “stencil” to pattern devices so that the dopants will only enter the wafer where needed. Typical process flows require twenty implant steps, with the most advanced processes requiring thirty or more steps. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt/twist (angle of wafer relative to the ion beam).

In order to efficiently cover the wide range of implant steps, three different types of implanters have been developed, each targeted at a specific range of applications, primarily defined by dose and energy. The three traditional implanter types are referred to as high current, high energy and medium current:

●	High current implanters were the second type of implanter to emerge, having low energy capability and high dose range.

●	High energy implanters emerged to address the need for deeper implants with a high energy range and low dose.

●	Medium current implanters are the original model of ion implanter, with mid to low-range energy and dose capability.

The Purion Platform and Family of Ion Implanters

Axcelis offers a complete line of high energy, high current and medium current implanters for all application requirements. Our Purion flagship systems are all based on a common platform which enables a unique combination of implant purity, precision and productivity. Combining a state-of-the-art single wafer end station, with advanced spot beam architectures (that ensures all points across the wafer see the same beam condition at the same beam angle), Purion products enable exceptional process control to optimize device performance and yield, at high productivity.

●	High Current Implant. Our Purion H, Purion Dragon and Purion H200 spot beam, high current systems covers all traditional high current requirements as well as those associated with emerging and future devices. Our Purion high current capabilities extend beyond traditional high current energy and dose ranges, in order to cover new device fabrication requirements as well as to maximize capital utilization and flexibility. In addition, Axcelis’ Purion systems provide advantages for material modification applications, including those requiring hot and cold implant capabilities.

●	High Energy Implant. Our Purion XE and other Purion high energy systems combine Axcelis’ production-proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. Axcelis has been a market leader in high energy ion implanters for many years and Axcelis continues to offer legacy high energy systems, as well as a range of new Purion systems which have differentiated capabilities for specialty applications.

●	Medium Current Implant. Our Purion M medium current system offers higher productivity and lower electrical energy consumption compared to competitive offerings, in addition to other advantages. Our Purion M systems also offer differentiated capabilities for specialty applications.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our Customer Satisfaction and Innovation (“CS&I”) business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 3,000 of our products are in use in 32 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and application support out of our field offices. Revenue generated through our CS&I business represented 38.1%, 40.9% and 36.6% of revenue in 2020, 2019 and 2018, respectively.

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

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Singapore, Japan, Germany and Italy.

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 89.3%, 89.4% and 87.7% of total revenue in 2020, 2019 and 2018, respectively. In 2020, 74% of our sales were denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2020, according to Gartner Inc., the top 20 semiconductor chip manufacturers accounted for approximately 90.4% of total semiconductor capital equipment spending, which increased from 88.2% in 2019. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2020, revenues from each of Samsung Electronics Co, Ltd. and Semiconductor Manufacturing International Corporation represented 10% or more of consolidated revenues. The loss of these customers would have a material adverse effect on our business.

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. Our Beverly, Massachusetts Advanced Technology Center houses a process development laboratory with 12,500 square feet of class 10/100/1000 clean room for product demonstrations and process development and a 34,000 square feet customer training center. The Advanced Technology Center provides infrastructure and process capabilities that allow customers to test their unique process steps on our systems under conditions that substantially replicate the customers’ production environments. This facility also provides significant capability for our research and development efforts.

We devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers to remain responsive to their product needs. We have also sought to reduce the development cycle for new products through a collaborative process whereby our engineering, manufacturing and marketing personnel work closely together with one another and with our customers at an earlier stage in the process. We use 3D, computer-aided design, finite element analysis and other computer-based modeling methods to test new designs.

Our expenses for research and development were $61.8 million, $53.9 million and $51.9 million in 2020, 2019 and 2018, respectively, or 13.0%, 15.7% and 11.7% of revenue, respectively.

Manufacturing

We manufacture products at our 417,000 square feet ISO 9001:2015 and ISO 14001:2015 certified plant in Beverly, Massachusetts. Our facility employs best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

Our clean manufacturing process uses class 1,000/10,000 space to facilitate most of our manufacturing requirements.

Our core competency in manufacturing and supply chain management is built around system assembly and testing, which remains an in-house capability due to the high degree of expertise and intellectual property associated with the process and design. Non-core work is sourced to global partners and includes items such as vacuum systems, wafer handling and commodity-level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

Our products are designed to be assembled and tested in a modular fashion, which facilitates our industry-recognized “ship-from-cell” process. Specially developed test stands, software and tooling provide the framework for this accelerated delivery process. Customers that choose ship-from-cell substantially improve their delivery times while receiving the same high level of quality provided by more traditional longer cycle integration techniques. Product margins and inventory turns also improve as a result of shorter factory cycle times and increased labor productivity.

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

In ion implantation, we mainly compete against Applied Materials, Inc. Axcelis and Applied Materials are the only ion implant manufacturers with a full range of implant products, as well as service and support infrastructures able to service our customers globally. Other non-U.S. players we compete with include Sumitomo Heavy Industries Ion Technology Co. Ltd. and Nissin Ion Equipment Co., Ltd in Japan, Advanced Ion Beam Technology, Inc. in Taiwan, as well as CETC Electronics Equipment Group Co., Ltd. in the Peoples Republic of China. Non-U.S. suppliers may have an advantage over U.S. suppliers under recently established U.S. export controls regulation for shipments to China.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2020, we had 235 active patents issued in the United States and 474 active patents granted in other countries, as well as 241 patent applications (38 in the United States and 203 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $116.2 million and $99.3 million as of December 31, 2020 and 2019, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders and are typically due to ship within six months. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2020 were $131.5 million compared to $77.2 million in the quarter ended December 31, 2019.

Human Capital

As of December 31, 2020, we had 1,004 employees and 44 temporary staff worldwide, of which 727 work in North America, 262 in Asia and 59 in Europe. During 2020, our headcount increased by approximately 4% to support our increased business during the year. While the majority of our headcount is based in the U.S. at our main manufacturing facility in Beverly, MA, our business requires our presence where our customers are located around the world, resulting in Axcelis employees working in 32 different countries.

Our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide competitive compensation and benefits programs. In addition to salaries, these programs (which vary by country and region) include cash incentive programs and recognition bonuses, equity awards, an Employee Stock Purchase Plan, a 401(k) plan with a competitive employer match, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and tuition assistance. These programs all contribute to both attracting and retaining a highly skilled employee base, including those with critical leadership and industry skills and experience.

During 2020, our voluntary turnover rate was 6.5%, well below the worldwide technology industry (all reported) average of 13.1% reported in the Aon 2020 Salary Increase and Turnover Study — Second Edition, September 2020.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to health and wellness insurance and programs that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having those employees that could productively work from home do so, while implementing additional safety measures for employees continuing critical on-site work.

Axcelis is dedicated to building a diverse workforce, fostering a culture built on the principle of inclusion, and maintaining a workplace free from discrimination. We strongly believe that a diversity of experience, perspectives and backgrounds will lead to a better environment for our employees and better products for our customers. Axcelis’ commitment to diversity covers our Board of Directors, our leadership team and all teams and functions across our global locations.

We encourage you to review the “Focus on Diversity” report (located in the “Investors” and “About Us” sections of our Axcelis.com website) for more detailed information regarding diversity and inclusion at Axcelis. Nothing on our website, including our Focus on Diversity Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

Information about our Executive Officers

Mary G. Puma, 63, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation and Semiconductor Equipment and Materials International (SEMI).

Kevin J. Brewer, 62, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company’s Electronic Systems and Missile Systems groups.

Russell J. Low, Ph. D., 50, became our Executive Vice President, Global Customer and Engineering Operations effective January 1, 2021, having served as Executive Vice President, Engineering since joining Axcelis in October 2016. Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012. From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology. Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. from 1997 to 2003.

John E. Aldeborgh, 64, has been our Executive Vice President, Customer Operations since February 2013, having joined Axcelis in January 2013 as our Senior Vice President, Customer Operations. Mr. Aldeborgh submitted his resignation as an executive officer effective March 1, 2021, in connection with his retirement. Mr. Aldeborgh will continue to serve as a senior advisor to Dr. Low for some period following his retirement. Prior to joining Axcelis, Mr. Aldeborgh served as the Chief Executive Officer and President, and as a Director, of innoPad, Inc., a privately held manufacturer of Chemical Mechanical Planarization pads, since 2006. Mr. Aldeborgh served in various marketing and sales position at Varian Semiconductor Equipment Associates Inc. (an ion implantation systems business acquired by Applied Materials Inc. in 2011) from 2002 to 2005, including Vice President of Sales and Marketing. Prior to Varian, Mr. Aldeborgh served as President and Chief Operating Officer of Ebara Technologies, Inc., from 1998 to 2002. Mr. Aldeborgh also held various positions at Genus, Inc. from 1989 to 1998, including Executive Vice President and Chief Operating Officer.

William Bintz, 64, is our Executive Vice President, Product Development since November 2016. From 2011 until November 2016, Mr. Bintz served as Executive Vice President, Product Development, Engineering and Marketing. Prior to that, he served as Senior Vice President, Marketing beginning in September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

Lynnette C. Fallon, 61, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001.

Douglas A. Lawson, 60, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the Company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry, and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

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

Rapid technological changes in semiconductor chip manufacturing processes require us to respond quickly to changing customer requirements. Our future success will depend in part upon our ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities. This will depend upon a variety of factors, including new product selection, timely and efficient completion of product design and development as well as manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular:

●	We must continue to develop competitive technical specifications for new systems, or enhancements to our existing systems, and manufacture and ship these systems or enhancements in volume in a timely manner.

●	We will need to accurately predict the schedule on which our customers will be ready to transition to new products, in order to accurately forecast demand for new products while managing the transition from older products.

●	We will need to effectively manage product reliability or quality problems that often exist with new systems, in order to avoid higher manufacturing costs, delays in acceptance and payment and additional service and warranty expenses, and ultimately, a lack of repeat orders.

●	Our new products must be accepted in the marketplace.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers. In 2020, our top ten customers accounted for 74.0% of our net sales, in comparison to 74.1% and 76.9% in 2019 and 2018, respectively. None of our customers have entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Axcelis is subject to the risks of operating internationally: we derive a substantial portion of our revenue from outside the United States, especially from Asia.

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries, accounted for 89.3% of total revenue in 2020. Asia dominates our international sales. Ion implanter system shipments to customers in Asia represented 90.4% of total system revenue in 2020. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to Chinese customers (both global chip manufacturers and domestic Chinese chip manufacturers) will continue to increase in coming years, creating both risk and opportunity. Sales to Chinese customers represent a higher risk than some other international locations because of trade tensions between the United States government and the Chinese government, and other challenges reflecting China’s stage of development, including public health concerns and rapid growth. In 2020, the United States Commerce Department placed one of our major Chinese customers on the U.S. export controls Entity List. As a result, we are currently required to obtain export controls licenses for all shipments from the U.S. to this customer. This situation is currently delaying shipments and risking a decision by this customer (and potentially other Chinese customers) to change suppliers to non-US vendors, such as Advanced Ion Beam Technology, Inc., Nissin Ion Equipment Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd. In addition, a Chinese entity, known as CETC Electronics Equipment Group Co., Ltd., is developing ion implanters for the Chinese domestic market. The loss of a significant customer or any reduction or delays in our ability to ship to any significant customer will adversely affect us.

We source a substantial portion of our materials from outside of the United States. Because of our dependence upon international sales and our global supply chain, our results and prospects may be adversely affected by a number of factors, including:

●	changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;
●	volatility in currency exchange rates;
●	political and economic instability;

●	global health emergencies, such as the COVID-19 pandemic, which have the potential to disrupt our manufacturing operations and those of our supply chain, as well as cause our customers to delay or cancel shipments;
●	difficulties in accounts receivable collections;
●	extended payment terms beyond those customarily offered in the United States;
●	difficulties in managing suppliers, service providers or representatives outside the United States;
●	difficulties in staffing and managing foreign subsidiary operations; and
●	potential adverse tax consequences.

Our dependence upon suppliers for many components and sub-assemblies could result in increased costs or delays in the manufacture and sale of our products.

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

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. We also pay almost all non-U.S. vendors providing materials, components and subassemblies to our U.S. factory in U.S. dollars. However, the aftermarket revenues of our non-U.S. subsidiaries, and most of the operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies. The translation of these operating results into U.S. dollars in our Consolidated Statement of Operations can result in other income (expense). Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss). Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2020, approximately 26.0% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2020, our operations outside of the United States accounted for approximately 13.7% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

The semiconductor industry is cyclical, experiencing upturns when the demand for our products is high and downturns when our customers are not investing in new or expanded fabrication facilities. From time to time, inventory buildups in the semiconductor device industry produce an oversupply of semiconductors. This can cause a reduced demand for capital equipment such as our products, negatively impacting our sales and level of profitability. Our revenue can vary significantly from one point in the cycle to another, making it difficult to manage the business, both when revenue is increasing and when it is decreasing. In addition, a substantial portion of our operating expenses do not fluctuate with changes in volume. Significant decreases in revenue can therefore have a disproportionate effect on profitability. In addition, reduced demand for our products and services may require Axcelis to implement cost reduction efforts, including restructuring activities, which may adversely affect Axcelis’ ability to capitalize on opportunities that arise in the future.

Axcelis is exposed to risks related to cybersecurity threats and incidents.

In the conduct of our business, Axcelis collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2020 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are largely financially motivated, although business espionage is the objective in a strong majority of the incidents. Axcelis has been and expects to continue to be subject to cybersecurity threats and incidents, including employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date. Axcelis devotes significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Axcelis’ and that of third parties); reputational damage; unnecessary expense; litigation with third parties; diminution in the value of Axcelis’ investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. These adverse outcomes could negatively impact our revenues, expenses, profitability and asset values.

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

Our financial condition and results of operations could be adversely affected by global pandemics.

Global pandemics, such as COVID-19, cause disruptions and restrictions on our operations and ability to travel, and similar disruptions and restrictions impacting our suppliers or customers could adversely affect our sales and operating results. Axcelis’ products rely on an extensive global supply chain, and shortages of certain parts could impact our ability to meet customers’ shipment expectations, negatively affecting our revenues. Such pandemics may drive changes in the demand for certain of our customers’ products, resulting in their delay or cancelation of purchases from us. The extent to which pandemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity of COVID-19 and the duration of the current pandemic.

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

We require a substantial amount of capital to meet our operating requirements and remain competitive. We routinely incur significant costs to purchase inventory to meet expected system sales, to develop and introduce new products, and to place evaluation systems at new customer sites. Our Board has also authorized management to repurchase shares of our common stock under a stock repurchase program. There can be no assurance that we will realize a return on the capital expended. Although our current cash levels and borrowing capacity are expected to be adequate for our foreseeable cash requirements, if our operating results falter, or our cash flow or capital resources prove inadequate, we may incur additional debt to fund these requirements. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. Any inability to obtain funding on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive, and materially and adversely affect our results of operations and financial condition.

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

The stock markets in general, and the markets for semiconductor equipment stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market price of the common stock may also fluctuate significantly in response to the following factors, among others, some of which are beyond our control:

●	variations in our quarterly results;
●	the issuance or repurchase of shares of our common stock;
●	changes in securities analysts’ estimates of our financial performance;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;
●	loss of a major customer or failure to complete significant transactions;
●	additions or departures of key personnel; and
●	new positions adopted by investor stewardship groups and proxy advisory firms regarding desired environmental, social and governance disclosures, policies, ranking systems and other initiatives.

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

As of December 31, 2020, we also leased 39 other properties, of which 11 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 23, 2021, we had approximately 811 stockholders of record.

In December 2019, the Board approved stock repurchases of up to $50 million of our common stock through the end of 2020. This program was suspended at the end of the first quarter of 2020, in light of uncertainties arising from the global COVID-19 pandemic. The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
March 1, 2020 through March 31, 2020	358	$20.92	358	$-
Total	358		358

On January 12, 2021, we announced that our Board of Directors authorized a one-year share repurchase program of up to $100 million of our common stock. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for business development, our stock price, and economic and market conditions. We have no obligation to repurchase shares under the authorization and we may suspend or discontinue the repurchase program at any time.

We maintain three equity compensation plans, the 2000 Stock Plan (which was terminated as to new grants on May 1, 2012), the 2012 Equity Incentive Plan (the “2012 Equity Plan”) and the 2020 Employee Stock Purchase Plan. The number of shares issuable upon exercise of outstanding options and unvested restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2020 are summarized in the following table:

	(A)	(B)	(C)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)) (3)
Equity compensation plans approved by stockholders	1,596,363	$ 3.14	2,914,682
Equity compensation plans not approved by stockholders	—	NA	NA
Total	1,596,363		2,914,682
Weighted average exercise price of outstanding options at December 31, 2020	$9.93
Weighted average remaining term of outstanding options at December 31, 2020	1.14 years

(1)     Represents, as of December 31, 2020: (A) 79,125 shares issuable on exercise of outstanding options under the 2000 Stock Plan, plus (B) 425,096 shares issuable on exercise of outstanding options under the 2012 Equity Plan, plus (C) 1,092,142 shares issuable on vesting of outstanding RSUs under the 2012 Equity Plan (some of which will be withheld in respect of tax withholding obligations).

(2)     For the purposes of this table, the weighted-average exercise price of outstanding options, warrants and rights includes RSUs as if they had a $0 exercise price. The weighted-average exercise price of outstanding options alone at December 31, 2020 was $9.93.

(3) Represents the total shares available for issuance under our 2012 Equity Plan and our Employee Stock Purchase Plan, as of December 31, 2020, as follows:
(A)

1,934,898 shares were available for future issuance under the 2012 Equity Plan. Such amount represents the total number of shares reserved for issuance under the 2012 Equity Plan (7,762,500 plus shares subject to options or restricted stock units granted under the 2000 Stock Plan that expired unexercised or were forfeited between May 2, 2012 and December 31, 2020), less the shares issuable on options and restricted stock units (counted at 1.5 shares each) outstanding under the 2012 Equity Plan included in column (A)) and the shares issued prior to such date on exercise of options and vesting of restricted stock units granted under the 2012 Equity Plan. This plan is generally used for grants to employees and directors and was approved by our stockholders at our 2012 annual meeting. No shares are available for future issuance under the 2000 Stock Plan, which terminated on May 1, 2012.

(B)

979,784 shares were available under our 2020 Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (1,000,000) less the shares purchased through December 31, 2020.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources” and “Risk Factors” and others discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

2020 was an exceptional year for Axcelis despite the many difficult logistical challenges brought on by the geo-political environment and the pandemic. As a result of the strength of the overall electronics market and the continued growth of the Purion product family in 2020, we delivered our highest annual revenue in the last 15 years. Net income increased 193.4% on a 38.4% increase in revenue from the prior year. Revenue for 2020 was $474.6 million, an increase of 38.4% from 2019 revenue of $343.0 million. Systems revenue for 2020 was $293.6 million, compared to $202.6 million in 2019. Operating profit was $58.0 million in 2020, compared to $24.2 million in 2019. Net income for the year was $50.0 million with diluted earnings per share of $1.46. This compares to 2019 net income of $17.0 million and earnings per diluted share of $0.50.

The Company is in a strong competitive position as we participate in a period of extended industry growth. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. In 2020, we continued to expand the Purion installed base, growing our large and diverse group of customers. We continued our focus on the mature process technology segment in 2020, launching both the Purion H200™ high current implanter, targeted for the production of power devices, and the Purion XEmax™ for image sensors. Through the introduction of new Purion product extensions and continuous cost reduction measures, we maintained our gross margin year over year, making this the third consecutive year with gross margin greater than 40 percent.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2020, the top 20 semiconductor chip manufacturers accounted for approximately 90.4% of total semiconductor capital equipment spending, up from 88.2% in 2019. Our net revenue from our ten largest customers accounted for 74.0% of total revenue for the year ended December 31, 2020 compared to 74.1% and 76.9% of revenue for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2020, we had two customers representing 17.9% and 16.4% of total revenue, respectively.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (i) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Results of Operations

The following year-to-year comparative statements include the 2020 and 2019 year periods. For comparative statements for 2019 and 2018 periods, please refer to our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended December 31,
	2020	2019
Revenue:
Product	94.8%	93.2%
Services	5.2	6.8
Total revenue	100.0	100
Cost of revenue:
Product	53.2	51.2
Services	5.0	6.7
Total cost of revenue	58.2	57.9
Gross profit	41.8	42.1
Operating expenses:
Research and development	13.0	15.7
Sales and marketing	8.2	10.0
General and administrative	8.4	9.3
Total operating expenses	29.6	35.0
Income from operations	12.2	7.1
Other (expense) income:
Interest income	0.2	0.9
Interest expense	(1.1)	(1.5)
Other, net	0.5	(0.3)
Total other expense	(0.4)	(0.9)
Income before income taxes	11.8	6.2
Income tax provision	1.2	1.1
Net income	10.6%	5.1%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenue:
Product	$449,903	$319,505	$130,398	40.8%
Percentage of revenue	94.8%	93.2%
Services	24,657	23,453	1,204	5.1%
Percentage of revenue	5.2%	6.8%
Total revenue	$474,560	$342,958	$131,602	38.4%

2020 Compared with 2019

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $449.9 million or 94.8% of revenue in 2020, compared with $319.5 million, or 93.2% of revenue in 2019. The increase in product revenue in 2020 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2020 and 2019 was $23.1 million and $29.3 million, respectively. The decrease was primarily due to a decrease in system prepayments in the current year.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $24.7 million, or 5.2% of revenue for 2020, compared with $23.5 million, or 6.8% of revenue for 2019. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also uses revenue categorizations which break down revenue into other groupings. Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Ion implant revenue separate from revenue from legacy non-implant product lines, given that ion implantation systems are critical to our growth and strategic objectives;
●	Systems and Customer Satisfaction and Innovation (also known as “aftermarket”) revenues, in which “CS&I” or “Aftermarket” revenue is

A.	the portion of Product revenue relating to spare parts, product upgrades and used systems combined with;
B.	Service revenue, which is the labor component of aftermarket revenues;

Aftermarket revenue reflect current fab utilization as opposed to System revenue, which reflect capital investment decisions by our customers, which have differing economic drivers;

●	Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and
●	Revenue by our customers’ end markets, since they tend to be subject to different economic environments at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period; currently, management uses three end market categories: Memory, mature technology processes and leading edge foundry and logic.

The ion implant and CS&I/aftermarket revenue categories for the twelve month periods ended December 31, 2020 and 2019 are discussed below.

2020 Compared with 2019

Ion Implant

Revenue from sales of ion implantation products and related service was $456.8 million, or 96.3% of total revenue in 2020, compared with $326.0 million, or 95.1%, of total revenue in 2019. The increase in Ion Implant revenue in 2020 was primarily driven by an increase in the number of Purion systems sold.

CS&I/Aftermarket

We refer to the business of selling spare parts, product upgrades, and used systems, combined with the sale of maintenance labor and service contracts and service hours, as our Customer Satisfaction and Innovation (“CS&I”) function, also referred to as the “aftermarket” business. Revenue from our aftermarket business was $180.9 million in 2020, compared to $140.4 million for 2019. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit:

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Gross Profit:
Product	$197,513	$143,773	$53,740	37.4
Product gross margin	43.9%	45.0%

Services	1,071	379	692	182.6
Services gross margin	4.3%	1.6%
Total gross profit	$198,584	$144,152	$54,432	37.8
Gross margin	41.7%	42.1%

2020 Compared with 2019

Product

Gross margin from product revenue was 43.9% for the twelve months ended December 31, 2020, compared to 45.0% for the twelve months ended December 31, 2019. The change in gross margin resulted from a decreased mix of higher margin parts and upgrade revenue.

Services

Gross margin from services revenue was 4.3% for the twelve months ended December 31, 2020, compared to 1.6% for the twelve months ended December 31, 2019. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Research and development	$61,833	$53,931	$7,902	14.7%
Percentage of revenue	13.0%	15.7%
Sales and marketing	38,746	34,290	4,456	13.0%
Percentage of revenue	8.2%	10.0%
General and administrative	39,964	31,726	8,238	26.0%
Percentage of revenue	8.4%	9.3%
Total operating expenses	$140,543	$119,947	$20,596	17.2%
Percentage of revenue	29.6%	35.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $90.1 million, or 64.1% of our total operating expenses, for the year ended December 31, 2020; and $70.2 million, or 58.5%, of our total operating expenses for the year ended December 31, 2019.

Research and Development

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$ %

	(dollars in thousands)
Research and development	$61,833	$53,931	$7,902	14.7%
Percentage of revenue	13.0%	15.7%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will drive competitive advantages.

2020 Compared with 2019

Research and development expense was $61.8 million in 2020, an increase of $7.9 million, or 14.7%, compared with $53.9 million in 2019. The increase was primarily due to higher incentive based pay and increased depreciation associated with capital additions.

Sales and Marketing

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$ %

	(dollars in thousands)
Sales and marketing	$38,746	$34,290	$4,456	13.0%
Percentage of revenue	8.2%	10.0%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

2020 Compared with 2019

Sales and marketing expense was $38.7 million in 2020, an increase of $4.5 million, or 13.0%, compared with $34.3 million in 2019. The increase was primarily due to higher incentive based pay.

General and Administrative

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$ %

	(dollars in thousands)
General and administrative	$39,964	$31,726	$8,238	26.0%
Percentage of revenue	8.4%	9.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

2020 Compared with 2019

General and administrative expense was $40.0 million in 2020, an increase of $8.2 million, or 26.0% compared with $31.7 million in 2019. The increase was primarily due to higher incentive based pay.

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

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$ %

	(dollars in thousands)
Other expense	$(2,155)	$(3,283)	$1,128	(34.4)%
Percentage of revenue	(0.4)%	(0.9)%

2020 Compared with 2019

Other expense for the year ended December 31, 2020 was $2.2 million, which includes $5.2 million of interest expense related to our sale leaseback obligation, offset partially by $1.4 million of foreign currency translation gains, other miscellaneous income of $0.9 million and interest income of $0.7 million. Other expense for the year ended December 31, 2019 was $3.3 million, which includes $5.2 million of interest expense related to our sale leaseback obligation, $0.6 million of foreign currency translation losses and other miscellaneous expense of $0.5 million, partially offset by interest income of $3.0 million.

Income Taxes

	Year ended		Period-to-Period
	December 31,		Change
	2020	2019	$ %

	(dollars in thousands)
Income tax provision	$5,904	$3,888	$2,016	51.9%
Percentage of revenue	1.2%	1.1%

2020 Compared with 2019

Income tax expense was $5.9 million for the year ended December 31, 2020 compared to $3.9 million in the previous year. The effective tax rate at December 31, 2020 was 10.6% percent compared to 18.6% at December 31, 2019.  The decrease in the effective tax rate is primarily due to a previously unrecognized tax benefit of $4.3 million. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2020, we had $57.9 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. We have continued to maintain a $9.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. If future operating results of the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

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

In 2020, $69.7 million of cash was provided by operating activities. This compares to $13.6 million of cash used by operations in 2019. Cash and cash equivalents at December 31, 2020 was $203.5 million, compared to $139.9 million at December 31, 2019. Approximately $29.9 million of cash was located in foreign jurisdictions as of December 31, 2020. In addition to the cash and cash equivalent balance at December 31, 2020, we had $0.8 million in restricted cash which relates to a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2020 was $386.4 million. At December 31, 2020, we had no bank debt.

Capital expenditures were $7.4 million, slightly offset by a gain on sale of equipment, for a net $7.3 million of cash used in investing activities for the year ended December 31, 2020. Capital expenditures were $12.0 million for the year ended December 31, 2019. Total capital expenditures for 2021 are projected to be approximately $7.0 million. Future capital expenditures beyond 2021 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities was $2.4 million for the year ended December 31, 2020, which consisted of $7.5 million related to our stock repurchase program, $3.9 million related to net settlement of restricted stock issuances, and $0.4 million of principal payment on our finance lease obligation. These uses of cash were partially offset by $8.4 million in proceeds of stock option exercises and $1.0 million in proceeds from our employee stock purchase plan. Cash used in financing activities for the year ended December 31, 2019 was $13.4 million, which consisted of $17.7 million related to our stock repurchase program, $1.6 million related to net settlement of restricted stock issuances, partially offset by $5.1 million in proceeds of stock option exercises and $0.9 million in proceeds from our employee stock purchase plan.

We have outstanding letters of credit, surety bonds and deposits in the amount of $13.5 million to cover the security deposit under the lease of our headquarters, our workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2020 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2021	2022	2023
Surety bonds	$6,867	$5,190	$718	$959
Standby letters of credit and deposits	6,646	6,575	—	71
Total	$13,513	$11,765	$718	$1,030

The following represents our contractual obligations as of December 31, 2020 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	2026 - Beyond
Sale leaseback obligation	$103,847	$5,848	$12,094	$12,182	$73,723
Purchase order commitments	92,664	90,536	1,863	12	253
Operating leases	5,025	2,808	1,871	195	151
Total	$201,536	$99,192	$15,828	$12,389	$74,127

We have no off-balance sheet arrangements as of December 31, 2020.

We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $51.4 million at December 31, 2020. These carryforwards, which expire principally between 2030 and 2034, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2020, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2020, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $14.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

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

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of December 31, 2020, we were in compliance with all covenant requirements of the

Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million, previously issued by Silicon Valley Bank, had been rolled under the Credit Agreement, reducing the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we may use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired.

On January 12, 2021 we announced that our Board of Directors authorized a one-year share repurchase program of up to $100 million of our common stock. These shares may be purchased in the open market or through privately negotiated transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Related-Party Transactions

There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2020, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents at December 31, 2020. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2020 and 2019, approximately 26.0% and 25.3% of our revenue were derived in local currencies from foreign operations with this inherent risk. In addition, at both December 31, 2020 and 2019, our operations outside of the United States accounted for approximately 13.7% and 13.4% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We currently do not use derivative financial instruments in managing our foreign currency exchange risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

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

Item 9B. Other Information

In connection with his retirement, John E. Aldeborgh, Executive Vice President, Global Customer Operations, has submitted his resignation as an executive officer of the Company, effective March 1, 2021. Russell J. Low has assumed the title of Executive Vice President, Global Customer and Engineering Operations, and will lead both Axcelis’ engineering functions as well as global customer operations. To facilitate this transition, Mr. Aldeborgh will serve as a senior advisor to Dr. Low for some period following his retirement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2021 (the “Proxy Statement”) captioned:

●	“Proposal 1: Election of Directors,”

●	“Board of Directors,”

●	“Board Committees,” and

●	“Corporate Governance,”

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

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

●	“Executive Compensation,” and

●	“Board Committees—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

●	“Share Ownership of 5% Stockholders,” and

●	“Share Ownership of Directors and Executive Officers,”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

●	“Executive Compensation,”

●	“Board of Directors,” and

●	“Corporate Governance—Certain Relationships and Related Transactions.”

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018.

3)	Exhibits

The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 9 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Systems Revenue recognition
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generates revenue from the sale of ion implantation and other processing equipment used in the manufacture of semiconductor chips (“systems revenue”). The Company’s revenue contracts for systems have multiple performance obligations, including the systems themselves and obligations that are not delivered simultaneously with the systems. Systems revenue accounted for $293.6 million of the Company’s total revenue of $474.6 million in 2020.

Auditing the Company’s determination of the distinct performance obligations related to its systems revenue contracts involved extensive audit effort to identify all of the promised products and services in an arrangement and assess distinct performance obligations. These determinations have a significant effect on the pattern of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s systems revenue recognition process. For example, we tested management’s controls over the identification of distinct performance obligations in systems revenue contracts.

To test systems revenue recognition, our procedures included, among others, independently identifying promises and determining the interdependence of the performance obligations. For example, we selected and read a sample of arrangements to evaluate the completeness of the promised products and services. We also confirmed directly with certain of the Company’s customers the terms of the selected system revenue arrangement.

Estimate of Excess Inventory
Description of the Matter

The Company’s inventories totaled $161.1 million, net, as of December 31, 2020. As described in Note 2 and Note 6 to the consolidated financial statements, the Company records a provision for estimated excess inventory. Management determines the provision using its assumptions of future materials usage, based on estimates of demand and market conditions.

Auditing the Company’s provision for excess inventory is complex due to the highly judgmental nature of the factors used to estimate demand and market conditions. Specifically, the Company’s estimated materials usage may be significantly affected by management’s assumptions of forecasted system sales and the size and utilization of the installed base of systems. Management’s identification and measurement of these factors are forward looking and could be affected by future economic and market conditions that could have a significant effect on the excess inventory reserve.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls, including management review controls, over the Company’s excess inventory reserve estimation process. This included management’s assessment of the assumptions and data underlying the excess inventory provision. For example, we tested controls over management’s review of its systems sales forecasts, as well as management’s review of the assumptions relating to the market size and utilization of installed systems. We also tested management’s controls over the completeness and accuracy of the data used in the estimation model.

Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and testing the accuracy and completeness of the underlying data used by management to compute the value of excess inventory. For example, we compared the quantities of on-hand inventories to historical and forecasted materials usage and evaluated adjustments to forecasts for specific product considerations, such as technological changes or alternative uses. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Boston, Massachusetts

February 26, 2021

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2020	2019	2018
Revenue:
Product	$449,903	$319,505	$415,922
Services	24,657	23,453	26,653
Total revenue	474,560	342,958	442,575
Cost of revenue:
Product	252,390	175,732	236,446
Services	23,586	23,074	26,493
Total cost of revenue	275,976	198,806	262,939
Gross profit	198,584	144,152	179,636
Operating expenses:
Research and development	61,833	53,931	51,876
Sales and marketing	38,746	34,290	34,608
General and administrative	39,964	31,726	33,193
Total operating expenses	140,543	119,947	119,677
Income from operations	58,041	24,205	59,959
Other (expense) income:
Interest income	738	2,955	2,328
Interest expense	(5,211)	(5,155)	(5,110)
Other, net	2,318	(1,083)	(2,472)
Total other expense	(2,155)	(3,283)	(5,254)
Income before income taxes	55,886	20,922	54,705
Income tax provision	5,904	3,888	8,820
Net income	$49,982	$17,034	$45,885
Net income per share:
Basic	$1.50	$0.52	$1.42
Diluted	$1.46	$0.50	$1.35
Shares used in computing net income per share:
Basic weighted average common shares	33,257	32,559	32,286
Diluted weighted average common shares	34,128	33,828	34,002

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2020	2019	2018
Net income	$49,982	$17,034	$45,885
Other comprehensive income (loss):
Foreign currency translation adjustments	3,427	(444)	(1,794)
Amortization of actuarial loss and other adjustments from pension plan, net of tax	266	(262)	66
Total other comprehensive income (loss)	3,693	(706)	(1,728)
Comprehensive income	$53,675	$16,328	$44,157

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$203,479	$139,881
Accounts receivable, net	86,865	83,753
Inventories, net	161,076	140,364
Prepaid expenses and other current assets	19,371	11,681
Total current assets	470,791	375,679
Property, plant and equipment, net	29,840	25,328
Operating lease assets	4,542	5,849
Finance lease assets, net	20,544	21,880
Long-term restricted cash	753	6,653
Deferred income taxes	57,851	68,060
Other assets	40,303	44,645
Total assets	$624,624	$548,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,013	$25,341
Accrued compensation	24,562	7,631
Warranty	4,280	2,759
Income taxes	654	294
Deferred revenue	21,221	24,601
Current portion of finance lease obligation	756	399
Other current liabilities	8,945	7,639
Total current liabilities	84,431	68,664
Long-term finance lease obligation	47,393	48,149
Long-term deferred revenue	1,837	4,650
Other long-term liabilities	9,361	7,204
Total liabilities	143,022	128,667
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,633 shares issued and outstanding at December 31, 2020; 32,585 shares issued and outstanding at December 31, 2019	34	33
Additional paid-in capital	570,102	559,878
Accumulated deficit	(91,969)	(140,226)
Accumulated other comprehensive income (loss)	3,435	(258)
Total stockholders’ equity	481,602	419,427
Total liabilities and stockholders’ equity	$624,624	$548,094

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	32,048	$32	$556,147	$(204,745)	$2,176	$353,610
Net income	—	—	—	45,885	—	45,885
Foreign currency translation adjustments	—	—	—	—	(1,794)	(1,794)
Change in pension obligation, net of tax	—	—	—	—	66	66
Exercise of stock options	273	1	1,733	—	—	1,734
Issuance of shares under Employee Stock Purchase Plan	55	—	1,025	—	—	1,025
Issuance of restricted common shares	182	—	(1,419)	—	—	(1,419)
Adjustment to Retained Earnings upon ASC 606 Adoption	—	—	—	1,600	—	1,600
Stock-based compensation expense	—	—	7,630	—	—	7,630
Balance at December 31, 2018	32,558	33	565,116	(157,260)	448	408,337
Net income	—	—	—	17,034	—	17,034
Foreign currency translation adjustments	—	—	—	—	(444)	(444)
Change in pension obligation, net of tax	—	—	—	—	(262)	(262)
Exercise of stock options	775	1	5,104	—	—	5,105
Issuance of shares under Employee Stock Purchase Plan	54	—	1,016	—	—	1,016
Issuance of restricted common shares	250	—	(1,633)	—	—	(1,633)
Stock-based compensation expense	—	—	8,018	—	—	8,018
Repurchase of common stock	(1,052)	(1)	(17,743)	—	—	(17,744)
Balance at December 31, 2019	32,585	33	559,878	(140,226)	(258)	419,427
Net income	—	—	—	49,982	—	49,982
Foreign currency translation adjustments	—	—	—	—	3,427	3,427
Change in pension obligation, net of tax	—	—	—	—	266	266
Exercise of stock options	1,001	1	8,418	—	—	8,419
Issuance of shares under Employee Stock Purchase Plan	41	—	1,011	—	—	1,011
Issuance of restricted common shares	364	—	(3,915)	—	—	(3,915)
Stock-based compensation expense	—	—	10,485	—	—	10,485
Repurchase of common stock	(358)	—	(5,775)	(1,725)	—	(7,500)
Balance at December 31, 2020	33,633	$34	$570,102	$(91,969)	$3,435	$481,602

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$49,982	$17,034	$45,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,939	7,880	5,772
Gain on sale of equipment	(168)	—	—
Deferred income taxes	4,685	3,304	11,209
Stock-based compensation expense	10,485	8,173	7,784
Provision for doubtful accounts	—	818	—
Provision for excess and obsolete inventory	3,696	2,794	2,205
Changes in operating assets & liabilities:
Accounts receivable	(1,393)	(6,002)	(3,877)
Inventories	(17,652)	(17,953)	(10,512)
Prepaid expenses and other current assets	(7,322)	(104)	(1,436)
Accounts payable and other current liabilities	18,062	(19,150)	(703)
Deferred revenue	(6,215)	6,672	6,055
Income taxes	332	(162)	196
Other assets and liabilities	5,272	(16,898)	(15,613)
Net cash provided by (used in) operating activities	69,703	(13,594)	46,965

Cash flows from investing activities
Proceeds from sale of equipment	168	—	—
Expenditures for property, plant and equipment and capitalized software	(7,434)	(11,969)	(4,715)
Net cash used in investing activities	(7,266)	(11,969)	(4,715)

Cash flows from financing activities
Net settlement on restricted stock grants	(3,915)	(1,632)	(1,419)
Repurchase of common stock	(7,501)	(17,744)	—
Proceeds from Employee Stock Purchase Plan	1,009	863	871
Principal payments on finance lease obligation	(399)	—	—
Proceeds from exercise of stock options	8,419	5,105	1,734
Net cash used in financing activities	(2,387)	(13,408)	1,186

Effect of exchange rate changes on cash and cash equivalents	(2,352)	603	586
Net increase (decrease) in cash, cash equivalents and restricted cash	57,698	(38,368)	44,022

Cash, cash equivalents and restricted cash at beginning of period	146,534	184,902	140,880
Cash, cash equivalents and restricted cash at end of period	$204,232	$146,534	$184,902

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$876	$1,028	$858
Interest	$5,156	$5,207	$5,470

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

(a)          Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Events occurring subsequent to December 31, 2020 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

For the year ended December 31, 2020 we had $1.4 million in foreign exchange gain. For the year ended December 31, 2019 we had $0.6 million in foreign exchange loss. For the year ended December 31, 2018 we had $1.3 million in foreign exchange loss.

(d)          Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market funds, U.S. Government and Agency Securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value.

(e)          Inventories

Inventories are carried at the lower of cost or net realizable value, determined using the first-in, first-out (“FIFO”) method. We periodically review our inventories and make provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or net realizable value. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

We record a provision for estimated excess inventory. The provision is determined using management’s assumptions of materials usage, based on estimates of demand, market conditions, and the size and utilization of our installed base. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

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

Repairs and maintenance costs are expensed as incurred. Expenditures greater than $2.5 thousand for renewals and betterments are capitalized and depreciated over their useful lives.

(g)          Impairment of Long-Lived Assets

We record impairment losses on long-lived assets when events and circumstances indicate that these assets might not be recoverable. Recoverability is assessed by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment is measured based on the amount by which the carrying value exceeds its fair value.

We did not have any indicators of impairment during the period ending December 31, 2020. We did not record an impairment charge in the years ended December 31, 2020, 2019, or 2018.

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

(h)         Concentration of Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash equivalents and accounts receivable. Our cash equivalents are principally maintained in investment grade money-market funds, U.S. Government and Agency Securities and deposit accounts.

We have no significant off-balance-sheet risk such as currency exchange contracts, option contracts or other hedging arrangements.

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

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral to secure accounts receivable. For selected overseas sales, we require customers to obtain letters of credit before product is shipped. We maintain an allowance for doubtful accounts based on our assessment of the collectability of accounts receivable. We review the allowance for doubtful accounts quarterly. We do not have any off-balance sheet credit exposure related to our customers.

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 74.0%, 74.1% and 76.9% of revenue in 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, we had two customers representing 17.9% and 16.4% of total revenue, respectively. For the year ended December 31, 2019, we had three customers representing 18.2%, 14.2% and 12.0% of total revenue, respectively. For the year ended December 31, 2018 we had two customers representing 20.1% and 12.1% of total revenue, respectively.

As of December 31, 2020, we had two customers account for 23.8% and 11.9% of consolidated accounts receivable, respectively. As of December 31, 2019, we had three customers account for 24.9%, 15.3% and 11.1% of consolidated accounts receivable, respectively.

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

Service-type warranties for any product are recognized over time, as these represent a stand ready obligation to service the product during the warranty period. Progress in the satisfaction of these performance obligations is measured using an input method of time elapsed.

Maintenance and service contracts are recognized over time. Progress in the satisfaction of these performance obligations is measured using an input method of either time elapsed in the case of fixed period contracts, or labor hours expended, in the case of project-based contracts.

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

(l)          Stock-Based Compensation

We generally recognize compensation expense for all stock-based payments to employees and directors, including grants of stock options and restricted stock units, based on the grant-date fair value of those stock-based payments. For stock option awards, we use the Black-Scholes option pricing model, adjusted for expected forfeitures. Other valuation models may be utilized in the limited circumstances where awards with market-based vesting considerations, such as the price of our common stock, or performance-based awards, are granted. Stock-based compensation expense is recognized ratably over the requisite service period. For each stock option or restricted stock unit grant with vesting based on a combination of time, market or performance conditions, where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the explicit service period or the derived service period.

See Note 13 for additional information relating to stock-based compensation.

(m)         Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and operating loss and tax credit carryforwards.

Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax basis accounting. We establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

The components of net income per share are as follows:

	Year ended December 31,

	2020	2019	2018

	(in thousands, except per share data)
Net income available to common stockholders	$49,982	$17,034	$45,885
Weighted average common shares outstanding used in computing basic income per share	33,257	32,559	32,286
Incremental options and RSUs	871	1,269	1,716
Weighted average common shares used in computing diluted net income per share	34,128	33,828	34,002
Net income per share
Basic	$1.50	$0.52	$1.42
Diluted	$1.46	$0.50	$1.35

Diluted weighted average common shares outstanding does not include restricted stock units outstanding to purchase 1,951 common equivalent shares and 232,844 common equivalent shares for the periods ended December 31, 2020 and 2019, respectively, as their effect would have been anti-dilutive.

(o)          Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the year ended December 31, 2020:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2019	$518	$(776)	$(258)
Other comprehensive income and pension reclassification	3,427	266	3,693
Balance at December 31, 2020	$3,945	$(510)	$3,435

(p)         Recent Accounting Guidance

i.	Accounting Standards Update 2019-04 on Financial Instruments; Topic 326, Topic 815 and Topic 825 Effective January 1, 2020

We adopted Financial Accounting Standards Board ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” as of January 1, 2020, using the modified-retrospective approach resulting in no cumulative adjustment to retained earnings. The amendments in this Update clarify the guidance within Topic 326 relating to credit losses. Topic 326 replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Due to the requirements of Topic 326, management reviews the average annual write-off rate along with an assessment of current micro and macro-economic factors to determine any expected losses. The adoption of this Update did not have a material impact on our results of operations or cash flows. See Note 5 for further discussion.

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

(a)	Alternative Operational Revenue Categories used by Management

To reflect the organization of our business operations, management reviews revenue in two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “CS&I” or “aftermarket.”

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2020	2019	2018

	(in thousands)
Systems	$293,624	$202,571	$280,388
CS&I/Aftermarket	180,936	140,387	162,187
Total Revenue	$474,560	$342,958	$442,575

(b)	Economic Factors Affecting our Revenue: Geographic Breakdown of Revenue

Global economic conditions have a direct impact on our revenue. We are substantially dependent on sales of our products and services to customers outside the United States. Adverse economic conditions, political instability, potential adverse tax consequences, regulatory changes and volatility in exchange rates pose a risk that our clients may reduce, postpone or cancel spending for our products and services, which would impact our revenue.

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2020	2019	2018

	(in thousands)
North America	$50,786	$36,206	$54,790
Asia Pacific	385,233	251,020	326,191
Europe	38,541	55,732	61,594
Total Revenue	$474,560	$342,958	$442,575

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract liabilities are as follows:

	Year ended
	December 31,
	2020	2019	2018

	(in thousands)
Balance, beginning of the period	$29,251	$22,584	$18,145
Deferral of revenue	17,862	24,403	17,284
Recognition of deferred revenue	(24,055)	(17,736)	(12,845)
Balance, end of the period	$23,058	$29,251	$22,584

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments received or amounts invoiced in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

As of December 31, 2020, we had deferred revenue of $23.1 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied. Short-term deferred revenue of $21.2 million as of December 31, 2020 represents performance obligations that are expected to be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $1.8 million as of December 31, 2020 relates primarily to extended warranty performance obligations that we expect to be completed in excess of the next 12 months but within the next 24 months.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$203,479	$139,881
Long-term restricted cash	753	6,653
Total cash, cash equivalents and restricted cash	$204,232	$146,534

As of December 31, 2020, we had $0.8 million in restricted cash which relates to a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

Note 5. Accounts Receivable and Allowance for Credit Losses

All trade receivables are reported on the Consolidated Balance Sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses.

Axcelis maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in its receivable portfolio. Axcelis uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

Axcelis evaluates the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect its customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit ratings from credit bureaus, as well as the value of the underlying collateral.

Management performs detailed reviews of its receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowance, while amounts recovered on previously written-off accounts increase the allowance. Changes to the allowance for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings.

The following table shows changes of the allowances for credit losses related to trade receivables for the twelve months ended December 31, 2020 and 2019, respectively:

	Year ended
	December 31,
	2020	2019

	(in thousands)
Balance, beginning of period	$818	$—
Provision for credit losses	—	818
Charge-offs	(818)
Recoveries	—	—
Balance, end of period	$—	$818

The components of accounts receivable are as follows:

	December 31,
	2020	2019

	(in thousands)
Trade receivables	$86,865	$84,571
Allowance for doubtful accounts	—	(818)
Trade receivables, net	$86,865	$83,753

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,
	2020	2019

	(in thousands)
Raw materials	$100,254	$95,867
Work in process	33,867	32,131
Finished goods (completed systems)	26,955	12,366
Inventories, net	$161,076	$140,364

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and the size and utilization of our installed base, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2020, we recorded a net slight increase of $0.1 million in inventory reserves. As of December 31, 2020 and 2019, inventories are stated net of inventory reserves of $8.3 million and $8.2 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, we recorded charges to cost of sales of $3.7 million, $2.8 million and $2.2 million, respectively, to reflect the lower of cost or net realizable value.

We have inventory on consignment at customer locations as of December 31, 2020 and 2019, of $4.9 million and $5.0 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2020	2019

	(in thousands)
Land and buildings	$10,887	$7,365
Machinery and equipment	30,768	28,732
Construction in process	6,697	4,612
Total cost	48,352	40,709
Accumulated depreciation	(18,512)	(15,381)
Property, plant and equipment, net	$29,840	$25,328

Depreciation expense was $3.4 million, $2.6 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2020	2019

	(in thousands)
Internal use assets	$62,462	$56,775
Construction in process	156	5,242
Total cost	62,618	62,017
Accumulated depreciation	(24,155)	(19,259)
Assets manufactured for internal use, net	$38,463	$42,758

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $5.2 million, $3.9 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

		December 31,
Leases	Classification	2020	2019

Assets		(in thousands)
Operating lease	Operating lease assets	$4,542	$5,849
Finance lease	Finance lease assets *	20,544	21,880
Total leased assets		$25,086	$27,729
Liabilities
Current
Operating	Other current liabilities	$2,573	$3,144
Finance	Current portion of finance lease obligation	756	399
Noncurrent
Operating	Other long-term liabilities	1,949	2,553
Finance	Finance lease obligation	47,393	48,149
Total lease liabilities		$52,671	$54,245

* Finance lease assets are recorded net of accumulated depreciation of $48.4 million and include $0.7 million of prepaid financing costs as of December 31, 2020. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.7 million of prepaid financing costs as of December 31, 2019.

All of our office locations support selling and servicing functions. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the twelve month periods ended December 31, 2020 and 2019 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2020	2019

Operating lease cost		(in thousands)
Service	Cost of revenue	$2,402	$2,315
Research and development	Operating expenses	491	313
Sales and marketing*	Operating expenses	1,389	1,378
General and administrative*	Operating expenses	877	788
Total operating lease cost		$5,159	$4,794
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$1,336	$1,348
Interest on lease liabilities	Interest expense	5,211	5,155
Total finance lease cost		$6,547	$6,503

Total lease cost		$11,706	$11,297

* Sales and marketing, general and administrative expense also includes short-term lease and variable lease costs of approximately $1.2 million and $0.9 million for the twelve months ended December 31, 2020 and 2019, respectively.

Our corporate headquarters, shown below under finance leases, has an original lease term of 22 years. All other locations are treated as operating leases, with lease terms ranging from 1 to 10 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2021	$5,848	$2,808	$8,656
2022	5,980	1,441	7,421
2023	6,114	430	6,544
2024	6,252	118	6,370
2025	5,930	77	6,007
Thereafter	73,723	151	73,874
Total lease payments	$103,847	$5,025	$108,872
Less interest portion*	(55,698)	(503)	(56,201)
Finance lease and operating lease obligations	$48,149	$4,522	$52,671

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

December 31,
Lease term and discount rate	2020
Weighted-average remaining lease term (years):
Operating leases	1.6
Finance leases	16.1
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating section of our statement of cash flows. Our cash flows from our finance lease include an interest and payment of principal component. The table below shows our cash outflows, by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets:

	Year ended
	December 31,
Cash paid for amounts included in the measurement of lease liabilities	2020	2019

	(in thousands)
Operating cash outflows from operating leases	$5,159	$4,794
Operating cash outflows from finance leases	5,321	5,594
Financing cash outflows from finance leases	399	—
Operating lease assets obtained in exchange for operating lease liabilities	2,369	5,849
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Balance at January 1 (beginning of year)	$3,244	$5,091	$4,502
Warranties issued during the period	5,005	3,615	5,421
Settlements made during the period	(4,270)	(5,548)	(5,903)
Changes in estimate of liability for pre-existing warranties during the period	633	86	1,071
Balance at December 31 (end of period)	$4,612	$3,244	$5,091

Amount classified as current	$4,280	$2,759	$4,819
Amount classified as long-term	332	485	272
Total warranty liability	$4,612	$3,244	$5,091

Note 11. Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting purposes and, as such, we recorded a financing obligation of $48.1 million as of December 31, 2020, $0.8 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. We posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is currently issued under the credit facility described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of December 31, 2020, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million, previously issued by Silicon Valley Bank, had been rolled under the Credit Agreement, reducing the funds available for borrowing under the credit line.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2020, 2019 and 2018 we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $2.0 million, $1.9 million and $1.6 million, for 2020, 2019 and 2018, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $5.1 million and $4.8 million at December 31, 2020 and 2019, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2020	2019

	(in thousands)
Current:
Accrued compensation	$1,218	$1,040
Total current liabilities	$1,218	$1,040
Long-term:
Other long-term liabilities	3,903	3,753
Total liabilities	$5,121	$4,793

The expense recorded in connection with these plans was $1.2 million, $1.2 million and $1.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The term of stock options granted under these plans is specified in the award agreements. Unless a lesser term is otherwise specified by the Compensation Committee of the Company’s Board of Directors, awards under the 2012 Equity Plan will expire seven years from the date of grant. In general, all awards issued under the 2000 Stock Plan expire ten years from the date of grant. Under the terms of these stock plans, the exercise price of a stock option may not be less than the fair market value of a share of the Company’s common stock on the date of grant. Under the 2012 Equity Plan, fair market value is defined as the last reported sale price of a share of the Company’s common stock on a national securities exchange as of any applicable date, as long as the Company’s shares are traded on such exchange.

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

Restricted stock units granted to employees during 2020 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non-employee members of the Company’s Board of Directors generally vest over a service period of six months. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued common shares. No restricted stock was granted under either stock plan during the three year period ended December 31, 2020.

As of December 31, 2020, there were 1.9 million shares available for grant under the 2012 Equity Plan. No shares are available for grant under the 2000 Stock Plan.

As of December 31, 2020, there were 0.5 million options outstanding under the 2012 Equity Plan and the 2000 Stock Plan, collectively, and 1.1 million unvested restricted stock units outstanding under the 2012 Stock Plan.

(b)          Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) provides effectively all of our employees the opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions of up to 10% of the employee’s salary as elected by the participant, subject to certain caps set forth in the 2020 ESPP. Employees may purchase the Company’s common stock at 85% of its market price on the day the stock is purchased.

The 2020 ESPP is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the 2020 ESPP and our prior employee stock purchase plan (“Purchase Plan”) was approximately $0.2 million for the years ended December 31, 2020. Compensation expense under the Purchase Plan was approximately $0.2 million for the years ended December 31, 2019 and 2018.

As of December 31, 2020, there were approximately 1.0 million shares reserved for issuance and available for purchase under the 2020 ESPP, with 20,216 shares purchased on that date to be issued pending settlement. The Company’s Employee Stock Purchase plan effective in June 2000 (the “2000 ESPP”) expired in June 2020. Less than 0.1 million shares were purchased under the 2000 ESPP in each of the years ended December 31, 2020, 2019 and 2018.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, we use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no stock option awards granted in 2020, 2019 and 2018.

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant.

(d)          Summary of Stock-based Compensation Expense

We use the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock-based awards, including executive officer awards, for the years ended December 31, 2020, 2019 and 2018.

For the years ended December 31, 2020, 2019 and 2018, we recognized stock-based compensation expense of $10.5 million, $8.2 million and $7.8 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2020, 2019 and 2018, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported in the consolidated statements of cash flows as part of cash flows from operating activities. Axcelis had tax deductions in excess of recognized compensation cost of $14.6 million for the year ended December 31, 2020 which resulted in a tax benefit of $3.1 million.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2019	1,506	$8.92
Granted	—	—
Exercised	(1,000)	8.41
Canceled	(1)	7.2
Expired	(1)	7.2
Outstanding at December 31, 2020	504	$9.93	1.14	$9,678
Exercisable at December 31, 2020	504	$9.93	1.14	$9,678
Options Vested at December 31, 2020	504	$9.93	1.14	$9,678

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2020, 2019 and 2018 was $18.4 million, $10.9 million and $4.1 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.9 million and $1.9 million respectively. As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan and the 2000 Stock Plan.

(f)          Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2020 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2020, 2019 and 2018. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non-vested restricted stock units for the year ended December 31, 2020 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2019	1,122	$18.15
Granted	517	23.60
Vested	(528)	18.08
Forfeited	(22)	18.39
Outstanding at December 31, 2020	1,089	$20.77

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2020, 2019 and 2018 was $23.60, $17.08 and $22.41, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2020, there was $16.8 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. As of December 31, 2020 and 2019, there were 33.6 million and 32.6 million outstanding shares of common stock, respectively.

On January 12, 2021, we announced that our Board of Directors authorized a one-year share repurchase program of up to $100 million of our common stock. These shares may be purchased in the open market or through privately negotiated transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of our common stock, general business and market conditions, and alternative investment opportunities. We may suspend or discontinue the repurchase program at any time.

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

The following table sets forth Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$172,119	$—	$—	$172,119

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$92,872	$24,000	$—	$116,872

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 16. Commitments and Contingencies

(a)          Lease Commitments

We lease manufacturing and office facilities and certain equipment under operating and capital leases that expire through 2037. Rental expense was $5.2 million, $4.8 million and $4.6 million under operating leases for the years ended December 31, 2020, 2019 and 2018, respectively. Future minimum lease commitments on non-cancelable operating leases for the year ended December 31, 2020 are as follows:

Operating
Leases
(in thousands)
2021	$2,808
2022	1,441
2023	430
2024	118
2025	77
Thereafter	151
Total operating lease payments	$5,025

(b)          Sale Leaseback Financing Obligation

In addition to the lease commitments as described above, in 2015 we entered into a 22-year lease agreement relating to our corporate headquarters in Beverly, Massachusetts. The following table relates to the cash payment schedule associated with this lease obligation as of December 31, 2020:

Lease
Obligation
(in thousands)
2021	$5,848
2022	5,980
2023	6,114
2024	6,252
2025	5,930
Thereafter	73,723
Total finance lease payments	$103,847
Less interest portion	(55,698)
Sale leaseback obligation	$48,149

(c)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $92.7 million at December 31, 2020.

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

Our ion implantation systems product line includes high current, medium current and high energy implanters. Other legacy processing products include curing and thermal processing systems. In addition to new equipment, we provide post-sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

Revenue by product lines is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Ion implantation systems and services	$456,788	$326,029	$421,747
Other systems and services	17,772	16,929	20,828
Total revenue	$474,560	$342,958	$442,575

Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets

	(in thousands)
2020
United States	$351,069	$67,521
Europe	28,977	235
Asia Pacific	94,514	547
	$474,560	$68,303
2019
United States	$256,092	$67,336
Europe	28,743	—
Asia Pacific	58,123	748
	$342,958	$68,084
2018
United States	$342,802	$70,022
Europe	29,417	—
Asia Pacific	70,356	960
	$442,575	$70,982

Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Europe and Asia Pacific consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $423.7 million (89.3% of total revenue), $306.6 million (89.4% of total revenue) and $388.3 million (87.7% of total revenue) in 2020, 2019 and 2018, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
United States	$51,934	$18,148	$52,172
Foreign	3,952	2,774	2,533
Income before income taxes	$55,886	$20,922	$54,705

Provision for income taxes is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Current:
United States
Federal	$—	$—	$41
State	157	5	112
Foreign	1,062	579	323
Total current	1,219	584	476
Deferred:
Federal	4,594	3,962	8,108
State	295	(855)	425
Foreign	(204)	197	(189)
Total deferred	4,685	3,304	8,344
Income tax provision	$5,904	$3,888	$8,820

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Income taxes at the United States statutory rate	$11,736	$4,393	$11,488
State income taxes	226	78	299
Unrecognized tax benefits	—	(251)	(345)
Effect of change in valuation allowance	806	1,492	(441)
Foreign income tax rate differentials	181	129	73
Stock based compensation	(2,803)	(1,257)	(715)
Credit expirations	(14)	894	—
Rate change	151	194	160
Credit generation	(2,473)	(3,124)	(3,530)
Discrete items, net	(147)	18	972
Previously unrecognized tax benefit	(4,063)	—	—
GILTI inclusion	732	566	366
Other, net	1,572	756	493
Income tax provision	$5,904	$3,888	$8,820

Significant components of long-term deferred income taxes are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$23,193	$39,380
State net operating loss carryforwards	969	1,211
Foreign net operating loss carryforwards	529	554
Federal tax credit carryforwards	19,377	18,061
State tax credit carryforwards	7,358	6,837
Property, plant and equipment	9,501	10,098
Operating lease liability	348	503
Accrued compensation	16	266
Inventories	2,271	2,674
Stock compensation	1,566	2,477
Warranty	982	689
Deferred revenue	1,032	1,086
Capitalized research and development costs	5,785	—
Gross deferred tax assets	72,927	83,836
Valuation allowance	(9,133)	(8,327)
Net deferred tax assets	63,794	75,509
Deferred tax liabilities:
Intangible assets	(80)	(47)
Right-of-use asset	(4,756)	(5,141)
Internal Revenue Code 481(a) adjustment	—	(412)
Other	(1,107)	(1,849)
Gross deferred tax liabilities	(5,943)	(7,449)
Deferred taxes, net	$57,851	$68,060

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

At December 31, 2020, we had $57.9 million of deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. At December 31, 2020, we maintain a $9.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents an increase of $0.8 million from the prior year.

At December 31, 2020, we have federal and state net operating loss carryforwards of $114.1 million and $17.8 million, respectively. Federal and state net operating losses will expire between 2021 and 2034. The federal net operating loss carryforwards are subject to an uncertain tax position reserve of $3.7 million. At December 31, 2020, we have foreign net operating loss carryforwards of $2.1 million. The majority of our foreign net operating losses have an unlimited carryforward period.

At December 31, 2020, we have research and development and other tax credit carryforwards of $37.5 million. These carry forwards are subject to an uncertain tax position reserve of $8.8 million. These credits can be used to reduce future federal and state income tax liabilities and expire principally between 2021 and 2040.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2020, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2020, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $14.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2009. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

At December 31, 2020, we had unrecognized tax benefits related to uncertain tax positions of approximately $10.0 million, of which approximately $9.6 million reduced the Company’s deferred tax assets and the offsetting valuation allowance and $0.5 million was recorded in other long-term liabilities.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Balance at beginning of year	$9,799	$9,127	$9,105
Increase / (decrease) in unrecognized tax benefits as a result of tax positions taken during a prior period	(502)	215	(132)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—	(334)	(543)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	747	791	697
Balance at end of year	$10,044	$9,799	$9,127

Recorded as other long-term liability	$472	$409	$676
Recorded as a decrease in deferred tax assets	9,572	9,390	8,451
Balance at end of year	$10,044	$9,799	$9,127

As of December 31, 2020 we had $10.0 million of unrecognized tax benefits which, if recognized would reduce the effective tax rate.

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2020
Allowance for doubtful accounts and returns	$818	$—	$818	$—
Deferred tax valuation allowance	8,327	806	—	9,133
Year ended December 31, 2019
Allowance for doubtful accounts and returns	$—	$818	$—	$818
Deferred tax valuation allowance	6,835	1,492	—	8,327
Year ended December 31, 2018
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	7,136	(441)	(140)	6,835

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

4.4

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the Commission on March 2, 2020.

10.1*

Axcelis Technologies, Inc. 2000 Stock Plan, as amended through November 13, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.2*

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as approved by stockholders on May 14, 2019. Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 registration statement filed with the Commission on May 21, 2019.

10.3*

Axcelis Management Incentive Plan, as amended and restated by the Compensation Committee of the Board of Directors on February 11, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010.

10.4*

Form of Indemnification Agreement approved by the Board of Directors of the Company on February 9, 2012 for use with each of its directors and officers. Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.

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

10.8*

Form of Employee Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.

10.9*

Form of Non-Employee Director Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.

10.10*

Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.

10.11*	Named Executive Officer Base Compensation at February 26, 2021. Filed herewith.

Exhibit No.	Description
10.12*	Non-Employee Director Cash Compensation at February 26, 2021. Filed herewith.

10.13*

Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

10.14*

Form of Amended and Restated Executive Separation Pay Agreement between the Company and Kevin J. Brewer, William Bintz, John E. Aldeborgh, Russell Low, Lynnette C. Fallon and Douglas Lawson dated May 15, 2019. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

10.15

Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.16

Senior Secured Credit Facilities Credit Agreement dated as of July 31, 2020, among the Company, as the Borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, and as Lead Arranger.  Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 6, 2020.

10.17

Guarantee and Collateral Agreement dated as of July 31, 2020 made by the Company and the other grantors referred to therein in favor of Silicon Valley Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 6, 2020.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 26, 2021. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 26, 2021. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 26, 2021. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 26, 2021. Filed herewith.

101

The following materials from the Company’s Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mary G. Puma	Director and Principal Executive Officer	February 26, 2021
Mary G. Puma

/s/ Kevin J. Brewer	Principal Accounting and Financial Officer	February 26, 2021
Kevin J. Brewer

/s/ Tzu-Yin Chiu	Director	February 26, 2021
Tzu-Yin Chiu

/s/ Richard J. Faubert	Director	February 26, 2021
Richard J. Faubert

/s/ R. John Fletcher	Director	February 26, 2021
R. John Fletcher

/s/ Arthur L. George, Jr.	Director	February 26, 2021
Arthur L. George Jr.

/s/ Joseph P. Keithley	Director	February 26, 2021
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	February 26, 2021
John T. Kurtzweil

/s/ Thomas St. Dennis	Director	February 26, 2021
Thomas St. Dennis

/s/ Jorge Titinger	Director	February 26, 2021
Jorge Titinger