Form 10-Q
period 2021-03-31
AXCELIS TECHNOLOGIES INC
filed 2021-05-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(978) 787-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ACLS	Nasdaq Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of May 3, 2021 there were 33,599,897 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenue:
Product	$126,609	$112,133
Services	6,167	6,858
Total revenue	132,776	118,991
Cost of revenue:
Product	70,334	67,172
Services	6,007	6,270
Total cost of revenue	76,341	73,442
Gross profit	56,435	45,549
Operating expenses:
Research and development	15,685	14,606
Sales and marketing	10,387	8,204
General and administrative	10,013	9,036
Total operating expenses	36,085	31,846
Income from operations	20,350	13,703
Other (expense) income:
Interest income	33	482
Interest expense	(1,029)	(1,303)
Other, net	(1,153)	(620)
Total other expense	(2,149)	(1,441)
Income before income taxes	18,201	12,262
Income tax provision	1,721	1,041
Net income	$16,480	$11,221
Net income per share:
Basic	$0.49	$0.34
Diluted	$0.48	$0.33
Shares used in computing net income per share:
Basic weighted average common shares	33,715	32,872
Diluted weighted average common shares	34,643	34,057

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net income	$16,480	$11,221
Other comprehensive loss:
Foreign currency translation adjustments	(1,372)	(1,112)
Amortization of actuarial loss and other adjustments from pension plan, net of tax	20	57
Total other comprehensive loss	(1,352)	(1,055)
Comprehensive income	$15,128	$10,166

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$206,766	$203,479
Accounts receivable, net	75,932	86,865
Inventories, net	174,381	161,076
Prepaid expenses and other current assets	22,513	19,371
Total current assets	479,592	470,791
Property, plant and equipment, net	30,459	29,840
Operating lease assets	4,213	4,542
Finance lease assets, net	20,216	20,544
Long-term restricted cash	753	753
Deferred income taxes	54,936	57,851
Other assets	39,123	40,303
Total assets	$629,292	$624,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,476	$24,013
Accrued compensation	8,573	24,562
Warranty	4,181	4,280
Income taxes	648	654
Deferred revenue	20,417	21,221
Current portion of finance lease obligation	809	756
Other current liabilities	8,774	8,945
Total current liabilities	83,878	84,431
Long-term finance lease obligation	47,167	47,393
Long-term deferred revenue	1,725	1,837
Other long-term liabilities	8,862	9,361
Total liabilities	141,632	143,022
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,679 shares issued and outstanding at March 31, 2021; 33,633 shares issued and outstanding at December 31, 2020	34	34
Additional paid-in capital	567,199	570,102
Accumulated deficit	(81,656)	(91,969)
Accumulated other comprehensive income	2,083	3,435
Total stockholders’ equity	487,660	481,602
Total liabilities and stockholders’ equity	$629,292	$624,624

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	32,585	$33	$559,878	$(140,226)	$(258)	$419,427
Net income	—	—	—	11,221	—	11,221
Foreign currency translation adjustments	—	—	—	—	(1,112)	(1,112)
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	540	1	4,498	—	—	4,499
Issuance of shares under Employee Stock Purchase Plan	1	—	19	—	—	19
Issuance of restricted common shares, net of shares withheld	69	—	(1,162)	—	—	(1,162)
Stock-based compensation expense	—	—	1,724	—	—	1,724
Repurchase of common stock	(358)	(1)	(5,775)	(1,725)	—	(7,501)
Balance at March 31, 2020	32,837	$33	$559,182	$(130,730)	$(1,313)	$427,172

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	33,633	$34	$570,102	$(91,969)	$3,435	$481,602
Net income	—	—	—	16,480	—	16,480
Foreign currency translation adjustments	—	—	—	—	(1,372)	(1,372)
Change in pension obligation	—	—	—	—	20	20
Exercise of stock options	268	—	2,512	—		2,512
Issuance of restricted common shares, net of shares withheld	81	—	(2,354)	—	—	(2,354)
Stock-based compensation expense	—	—	2,407	—	—	2,407
Repurchase of common stock	(303)	—	(5,468)	(6,167)	—	(11,635)
Balance at March 31, 2021	33,679	$34	$567,199	$(81,656)	$2,083	$487,660

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$16,480	$11,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,645	2,363
Deferred income taxes	1,613	899
Stock-based compensation expense	2,407	1,724
Provision for excess and obsolete inventory	984	802
Changes in operating assets and liabilities:
Accounts receivable	10,431	19,223
Inventories	(16,503)	1,924
Prepaid expenses and other current assets	(3,325)	(4,435)
Accounts payable and other current liabilities	(1,008)	1,689
Deferred revenue	(909)	4,859
Income taxes	2	53
Other assets and liabilities	2,281	(645)
Net cash provided by operating activities	15,098	39,677

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(1,347)	(1,290)
Net cash used in investing activities	(1,347)	(1,290)

Cash flows from financing activities
Net settlement on restricted stock grants	(2,354)	(1,162)
Repurchase of common stock	(11,635)	(7,501)
Proceeds from Employee Stock Purchase Plan	—	19
Principal payments on finance lease obligation	(175)	—
Proceeds from exercise of stock options	2,512	4,499
Net cash used in financing activities	(11,652)	(4,145)

Effect of exchange rate changes on cash and cash equivalents	1,188	640
Net increase in cash, cash equivalents and restricted cash	3,287	34,882

Cash, cash equivalents and restricted cash at beginning of period	204,232	146,534
Cash, cash equivalents and restricted cash at end of period	$207,519	$181,416

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

The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors and consultants of the Company. Our 2000 Stock Plan (the “2000 Stock Plan”) expired on May 1, 2012 and no new grants may be made under that plan after that date. However, unexpired options granted under the 2000 Stock Plan, which have a 10-year term, remain outstanding and subject to the terms of the 2000 Stock Plan. We also maintain the Axcelis Technologies, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), an Internal Revenue Code Section 423 plan.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

We recognized stock-based compensation expense of $2.4 million and $1.7 million for the three-month periods ended March 31, 2021 and 2020, respectively. These amounts include compensation expense related to RSUs and non-qualified stock options.

In the three-month periods ended March 31, 2021 and 2020, we issued 0.3 million and 0.6 million shares of common stock, respectively, upon stock option exercises and vesting of RSUs. In the three-month periods ended March 31, 2021 and 2020, we received proceeds of $2.5 million and $4.5 million, respectively, in connection with the exercise of stock options.

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

		March 31,	December 31,
Leases	Classification	2021	2020

Assets		(in thousands)
Operating leases	Operating lease assets	$4,213	$4,542
Finance lease	Finance lease assets *	20,216	20,544
Total leased assets		$24,429	$25,086
Liabilities
Current
Operating	Other current liabilities	$2,387	$2,573
Finance	Current portion of finance lease obligation	809	756
Noncurrent
Operating	Other long-term liabilities	1,812	1,949
Finance	Finance lease obligation	47,167	47,393
Total lease liabilities		$52,175	$52,671

* Finance lease assets are recorded net of accumulated depreciation of $48.7 million and include $0.7 million of prepaid financing costs as of March 31, 2021. Finance lease assets are recorded net of accumulated depreciation of $48.4 million and include $0.7 million of prepaid financing costs as of December 31, 2020.

All of our operating lease office locations support selling and servicing functions. Operating lease expense, and depreciation and interest expense relating to our finance lease obligation, are recognized within our consolidated statement of operations for the three months ended March 31, 2021 and 2020 as follows:

		Three months ended
		March 31,
Lease cost	Classification	2021	2020

Operating lease cost		(in thousands)
Service	Cost of revenue	$639	$550
Research and development	Operating expenses	130	81
Sales and marketing*	Operating expenses	378	332
General and administrative*	Operating expenses	260	215
Total operating lease cost		$1,407	$1,178
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$328	$353
Interest on lease liabilities	Interest expense	1,279	1,303
Total finance lease cost		$1,607	$1,656

Total lease cost		$3,014	$2,834

* Sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Our corporate headquarters, shown below under finance leases, has an original lease term of 22 years. All other locations are treated as operating leases, with lease terms ranging from 1 to 10 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of March 31, 2021:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2021	$4,394	$2,129	$6,523
2022	5,980	1,673	7,653
2023	6,114	534	6,648
2024	6,252	126	6,378
2025	5,930	74	6,004
Thereafter	73,723	145	73,868
Total lease payments	$102,393	$4,681	$107,074
Less interest portion*	(54,417)	(482)	(54,899)
Finance lease and operating lease obligations	$47,976	$4,199	$52,175

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

March 31,
Lease term and discount rate	2021
Weighted-average remaining lease term (years):
Operating leases	2.3
Finance leases	15.8
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and payment of principal component. The table below shows our cash outflows, by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the three months ending March 31, 2021 and 2020, respectively:

	Three months ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities	2021	2020

	(in thousands)
Operating cash outflows from operating leases	$1,407	$1,178
Operating cash outflows from finance leases	1,279	1,422
Financing cash outflows from finance leases	175	—
Operating lease assets obtained in exchange for operating lease liabilities	791	765
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Systems	$80,991	$82,338
Aftermarket	51,785	36,653
Total Revenue	$132,776	$118,991

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
North America	$9,508	$10,661
Asia Pacific	103,391	96,828
Europe	19,877	11,502
Total Revenue	$132,776	$118,991

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Contract liabilities	$22,142	$23,058

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Balance, beginning of the period	$23,058	$29,251
Deferral of revenue	11,264	9,799
Recognition of deferred revenue	(12,180)	(4,944)
Balance, end of the period	$22,142	$34,106

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

Management performs detailed reviews of Axcelis’ receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings.

The following table shows changes of the allowances for credit losses related to trade receivables for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Balance, beginning of period	$—	$818
Provision for credit losses	—	—
Charge-offs	—	(818)
Recoveries	—	—
Balance, end of period	$—	$—

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

The components of net earnings per share are as follows:

	Three months ended
	March 31,
	2021	2020

Net income available to common stockholders	$16,480	$11,221
Weighted average common shares outstanding used in computing basic income per share	33,715	32,872
Incremental options and RSUs	928	1,185
Weighted average common shares used in computing diluted net income per share	34,643	34,057
Net income per share
Basic	$0.49	$0.34
Diluted	$0.48	$0.33

Diluted weighted average common shares outstanding does not include 1,429 and 1,675 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended March 31, 2021 and 2020, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the three months ended March 31, 2021:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2020	$3,945	$(510)	$3,435
Other comprehensive loss and pension reclassification	(1,372)	20	(1,352)
Balance at March 31, 2021	$2,573	$(490)	$2,083

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$206,766	$203,479
Long-term restricted cash	753	753
Total cash, cash equivalents and restricted cash	$207,519	$204,232

As of March 31, 2021, we had $0.8 million in restricted cash representing the total of (i) cash collateral for a $0.7 million letter of credit relating to workers’ compensation insurance and (ii) a $0.1 million deposit relating to customs activity.

Note 9.  Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Raw materials	$100,634	$100,254
Work in process	34,283	33,867
Finished goods (completed systems)	39,464	26,955
Inventories, net	$174,381	$161,076

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

The changes in our standard product warranty liability are as follows:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Balance at January 1 (beginning of year)	$4,612	$3,244
Warranties issued during the period	1,288	1,385
Settlements made during the period	(968)	(950)
Changes in estimate of liability for pre-existing warranties during the period	(192)	126
Balance at March 31 (end of period)	$4,740	$3,805

Amount classified as current	$4,181	$3,431
Amount classified as long-term	559	374
Total warranty liability	$4,740	$3,805

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

The following table sets forth our assets by level within the fair value hierarchy:

	March 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$174,752	$—	$—	$174,752

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$172,119	$—	$—	$172,119

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $48.0 million as of March 31, 2021. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit reduces our availability under our credit facility, as described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of March 31, 2021, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million, previously issued by Silicon Valley Bank, had been rolled under the Credit Agreement, reducing the funds available for borrowing under the credit line. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

Note 13.  Income Taxes

Income tax expense was $1.7 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The $0.7 million increase was primarily due to a $6.0 million increase in pretax income partially offset by a tax benefit of $0.2 million due to the expiration of a statute of limitations on an uncertain tax position. The effective tax rate for the three months ended March 31, 2021 and 2020, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods and Federal research and development tax credits that reduce the annual tax rate.

We had $54.9 million and $57.9 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of March 31, 2021 and December 31, 2020, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

Note 14.  Concentration of Risk

For the three months ended March 31, 2021, one customer accounted for 29.6% of total revenue. For the three months ended March 31, 2020, four customers accounted for 20.9%, 16.9%, 14.6% and 10.7% of total revenue, respectively.

At March 31, 2021, one customer accounted for 19.8% of accounts receivable. At December 31, 2020, two customers accounted for 23.8% and 11.9% of accounts receivable, respectively.

Note 15. Share Repurchase

In December 2020, our Board of Directors approved stock repurchases of up to $100 million of our common stock through the end of 2021. During the three months ended March 31, 2021, we purchased 0.3 million shares at an average cost of $38.41 per share. The timing and actual number of shares repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Shares repurchased by us are accounted for when the transaction is settled. There were 22,160 unsettled share repurchases totaling approximately $0.9 million at March 31, 2021. Shares repurchased and retired are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

Note 17.  Recent Accounting Guidance

i.	Accounting Standards Update 2019-12 Income Taxes (Topic 740)

We adopted Financial Accounting Standards Board ASU No. 2019-12 “Income Taxes (Topic 740)” as of January 1, 2021 on a prospective basis. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions from the previous standard as well as requiring entities to include franchise tax partially based on income as an income based tax and to account for an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance in ASU 2019-12 is required for annual reporting periods beginning after December 15, 2020. Adoption of ASU 2019-12 had no material effect on our consolidated financial statements and disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2020, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities occur primarily in the United States. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 79.8% of total revenue for the three months ended March 31, 2021.

In the first three months of 2021, we delivered strong financial performance driven by demand for our Purion products and gross margins of 42.5% despite the many difficult logistical challenges brought on by trade tensions between the United States and China and the COVID-19 pandemic. We are continuing to work closely with our customers across market segments, even during this difficult time, to provide them with the best ion implant solutions for their specific manufacturing challenges.

In December 2020, the United States Commerce Department placed one of our major Chinese customers, Semiconductor Manufacturing International Corporation (“SMIC”), on the U.S. export controls Entity List. This same customer was identified by the Commerce Department in September 2020 as subject to a military end use rule that required us to obtain export controls licenses from the Commerce Department to ship high energy systems, but not our high current systems, ordered by this customer. As a result of the Entity List classification, we are required to obtain export controls licenses for all U.S. shipments to this customer. We did not receive any export controls licenses for this customer in the quarter ended March 31, 2021. This situation is currently delaying shipments to this customer.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended
	March 31,
	2021	2020
Revenue:
Product	95.4%	94.2%
Services	4.6	5.8
Total revenue	100.0	100.0
Cost of revenue:
Product	53.0	56.5
Services	4.5	5.3
Total cost of revenue	57.5	61.8
Gross profit	42.5	38.2
Operating expenses:
Research and development	11.8	12.3
Sales and marketing	7.8	6.9
General and administrative	7.5	7.6
Total operating expenses	27.1	26.8
Income from operations	15.4	11.4
Other (expense) income:
Interest income	—	0.4
Interest expense	(0.8)	(1.1)
Other, net	(0.9)	(0.5)
Total other expense	(1.7)	(1.2)
Income before income taxes	13.7	10.2
Income tax provision	1.3	0.9
Net income	12.4%	9.3%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period
	March 31,		Change
	2021	2020	$	%

Revenue:
Product	$126,609	$112,133	$14,476	12.9%
Percentage of revenue	95.4%	94.2%
Services	6,167	6,858	(691)	(10.1)%
Percentage of revenue	4.6%	5.8%
Total revenue	$132,776	$118,991	$13,785	11.6%

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $126.6 million, or 95.4% of revenue during the three months ended March 31, 2021, compared with $112.1 million, or 94.2% of revenue for the three months ended March 31, 2020. The $14.5 million increase in product revenue for the three month period ending March 31, 2021, in comparison to the same period in 2020, was primarily driven by an increase in sales of spare parts, product upgrades and used systems.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at March 31, 2021 and December 31, 2020 was $22.1 million and $23.1 million, respectively. The net decrease in deferred revenue was primarily due to the recognition of revenue on tool acceptances.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $6.2 million, or 4.6% of revenue for the three months ended March 31, 2021, compared with $6.9 million, or 5.8% of revenue for the three months ended March 31, 2020. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Ion implant revenue separate from revenue from legacy non-ion implant product lines, given that ion implantation systems are the primary driver of our growth and strategic objectives;
●	Systems and Aftermarket revenues, in which “Aftermarket” is
A.	the portion of Product revenue relating to spare parts, product upgrades and used equipment combined with
B.	Services revenue, which is the labor component of Aftermarket revenues;

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

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Ion Implant

Included in total revenue of $132.8 million during the three months ended March 31, 2021 is revenue from sales of ion implant products and services of $128.8 million, or 97.0% of total revenue, compared with $115.0 million, or 96.7%, of total revenue for the three months ended March 31, 2020. The remaining $4.0 million of revenue for the three months ended March 31, 2021 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $132.8 million during the three months ended March 31, 2021 is revenue from our Aftermarket business of $51.8 million, compared to $36.7 million for the three months ended March 31, 2020. The remaining $81.0 million of revenue for the three months ended March 31, 2021 was from system sales. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period
	March 31,		Change
	2021	2020	$	%

Gross Profit:
Product	$56,275	$44,961	$11,314	25.2%
Product gross margin	44.4%	40.1%

Services	160	588	(428)	(72.8)%
Services gross margin	2.6%	8.6%
Total gross profit	$56,435	$45,549	$10,886	23.9%
Gross margin	42.5%	38.3%

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Product

Gross margin from product revenue was 44.4% for the three months ended March 31, 2021, compared to 40.1% for the three months ended March 31, 2020. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 2.6% for the three-month periods ended March 31, 2021, compared to 8.6% for the three months ended March 31, 2020. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period
	March 31,		Change
	2021	2020	$	%

Research and development	$15,685	$14,606	$1,079	7.4%
Percentage of revenue	11.8%	12.3%
Sales and marketing	10,387	8,204	2,183	26.6%
Percentage of revenue	7.8%	6.9%
General and administrative	10,013	9,036	977	10.8%
Percentage of revenue	7.5%	7.6%
Total operating expenses	$36,085	$31,846	$4,239	13.3%
Percentage of revenue	27.1%	26.8%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $22.0 million or 61.1% of our total operating expenses for the three months ended March 31, 2021, compared to $19.9 million or 62.6% of our total operating expenses for the three months ended March 31, 2020. The higher personnel costs for the three months ended March 31, 2021 is primarily due to an increase in personnel to support growth.

Research and Development

	Three months ended		Period-to-Period
	March 31,		Change
	2021	2020	$ %

Research and development	$15,685	$14,606	$1,079	7.4%
Percentage of revenue	11.8%	12.3%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Research and development expense was $15.7 million during the three months ended March 31, 2021, an increase of $1.1 million, or 7.4%, compared with $14.6 million during the three months ended March 31, 2020. The increase is primarily due to higher supplies and materials costs for ongoing projects, increased depreciation associated with capital additions and an increase in personnel expenses.

Sales and Marketing

	Three months ended		Period-to-Period
	March 31,		Change
	2021	2020	$ %

Sales and marketing	$10,387	$8,204	$2,183	26.6%
Percentage of revenue	7.8%	6.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Sales and marketing expense was $10.4 million during the three months ended March 31, 2021, an increase of $2.2 million, or 26.6%, compared with $8.2 million during the three months ended March 31, 2020. The increase is primarily due to higher freight expense and project material costs as well as higher personnel related expenses.

General and Administrative

	Three months ended		Period-to-Period
	March 31,		Change
	2021	2020	$ %

General and administrative	$10,013	$9,036	$977	10.8%
Percentage of revenue	7.5%	7.6%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

General and administrative expense was $10.0 million during the three months ended March 31, 2021, an increase of $1.0 million, or 10.8%, compared with $9.0 million during the three months ended March 31, 2020. The increase is primarily due to an increase in personnel expenses and incentive based pay expense.

Other (Expense) Income

	Three months ended		Period-to-period
	March 31,		change
	2021	2020	$ %

Other expense	$(2,149)	$(1,441)	$708	49.1%
Percentage of revenue	(1.7)%	(1.2)%

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

Other expense was $2.1 million for the three months ended March 31, 2021, compared with $1.4 million for the three months ended March 31, 2020. This increase was primarily due to an increase in foreign currency exchange losses of $0.5 million as well as a reduction of $0.4 million in interest income when compared to the three month period ended March 31, 2020.

During the three-month periods ended March 31, 2021 and 2020, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period
	March 31,		change
	2021	2020	$ %

Income tax provision	$1,721	$1,041	$680	65.3%
Percentage of revenue	1.3%	0.9%

Income tax expense was $1.7 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The $0.7 million increase was primarily due to a $6.0 million increase in pretax income partially offset by a tax benefit of $0.2 million due to the expiration of a statute of limitations on an uncertain tax position. The effective tax rate for the three months ended March 31, 2021 and 2020, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods as well as Federal research and development tax credits that reduce the annual tax rate.

We had $54.9 million and $57.9 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of March 31, 2021 and December 31, 2020, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

Liquidity and Capital Resources

We had $206.8 million in unrestricted cash and cash equivalents at March 31, 2021, in addition to $0.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the three months ended March 31, 2021, we generated $15.1 million of cash related to operating activities. During the three months ended March 31, 2020, we generated $39.7 million of cash related to operating activities.

Investing activities for both three months ended March 31, 2021 and 2020 resulted in cash outflows of $1.3 million, respectively, used for capital expenditures.

Financing activities for the three months ended March 31, 2021 resulted in a cash usage of $11.7 million. During the first three months of 2021, $11.6 million in cash was used to repurchase our common stock and $2.4 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where shares are withheld by the Company, as well as $0.2 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $2.5 million of proceeds from the exercise of stock options during the first three months of 2021. In comparison, financing activities for the three months ended March 31, 2020 resulted in cash usage of $4.1 million, $7.5 million of which related to the repurchase of our common stock and $1.2 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs. These amounts were partially offset by $4.5 million of proceeds related to the exercise of stock options and purchase of shares under our prior employee stock purchase plan during the first three months of 2020.

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

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of March 31, 2021, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million, previously issued by Silicon Valley Bank, had been rolled under the Credit Agreement, reducing the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and equity and debt financing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2021 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2021, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of March 31, 2021, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2020, our Board of Directors authorized a share repurchase program covering 2021 for up to $100 million of the Company's common stock.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended March 31, 2021 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

	(in thousands except per share amounts)
January 1, 2021 through January 31, 2021	—	N/A	—	$100,000
February 1, 2021 through February 28, 2021	—	N/A	—	100,000
March 1, 2021 through March 31, 2021	303	$38.41	303	$88,365
Total	303		303
(1) There were $0.9 million stock repurchases that were pending settlement as of March 31, 2021.

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

10.1

First Amendment to Credit Agreement effective as of March 25, 2021, amending the Senior Secured Credit Facilities Credit Agreement dated as of July 31, 2020 among the Company, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank.  Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 6, 2021. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 6, 2021. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 6, 2021. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 6, 2021. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 6, 2021	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer