Form 10-Q
period 2021-06-30
AXCELIS TECHNOLOGIES INC
filed 2021-08-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021 there were 33,574,743 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product	$140,156	$117,194	$266,765	$229,327
Services	7,118	5,771	13,285	12,629
Total revenue	147,274	122,965	280,050	241,956
Cost of revenue:
Product	76,688	65,519	147,022	132,691
Services	6,572	5,547	12,579	11,817
Total cost of revenue	83,260	71,066	159,601	144,508
Gross profit	64,014	51,899	120,449	97,448
Operating expenses:
Research and development	16,623	16,040	32,308	30,646
Sales and marketing	12,177	9,437	22,564	17,641
General and administrative	11,217	10,041	21,230	19,077
Total operating expenses	40,017	35,518	76,102	67,364
Income from operations	23,997	16,381	44,347	30,084
Other (expense) income:
Interest income	40	70	73	552
Interest expense	(1,274)	(1,299)	(2,303)	(2,602)
Other, net	(15)	421	(1,168)	(199)
Total other expense	(1,249)	(808)	(3,398)	(2,249)
Income before income taxes	22,748	15,573	40,949	27,835
Income tax provision	3,842	2,271	5,563	3,312
Net income	$18,906	$13,302	$35,386	$24,523
Net income per share:
Basic	$0.56	$0.40	$1.05	$0.74
Diluted	$0.55	$0.39	$1.03	$0.72
Shares used in computing net income per share:
Basic weighted average common shares	33,677	33,116	33,696	32,998
Diluted weighted average common shares	34,311	33,958	34,473	34,023

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$18,906	$13,302	$35,386	$24,523
Other comprehensive income (loss):
Foreign currency translation adjustments	552	836	(820)	(276)
Amortization of actuarial loss and other adjustments from pension plan, net of tax	34	57	54	114
Total other comprehensive income (loss)	586	893	(766)	(162)
Comprehensive income	$19,492	$14,195	$34,620	$24,361

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$219,731	$203,479
Accounts receivable, net	79,544	86,865
Inventories, net	192,321	161,076
Prepaid expenses and other current assets	22,535	19,371
Total current assets	514,131	470,791
Property, plant and equipment, net	30,683	29,840
Operating lease assets	7,626	4,542
Finance lease assets, net	19,889	20,544
Long-term restricted cash	755	753
Deferred income taxes	51,386	57,851
Other assets	36,170	40,303
Total assets	$660,640	$624,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,695	$24,013
Accrued compensation	14,906	24,562
Warranty	4,690	4,280
Income taxes	622	654
Deferred revenue	34,112	21,221
Current portion of finance lease obligation	864	756
Other current liabilities	10,585	8,945
Total current liabilities	106,474	84,431
Long-term finance lease obligation	46,923	47,393
Long-term deferred revenue	1,406	1,837
Other long-term liabilities	11,735	9,361
Total liabilities	166,538	143,022
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,657 shares issued and outstanding at June 30, 2021; 33,633 shares issued and outstanding at December 31, 2020	34	34
Additional paid-in capital	561,680	570,102
Accumulated deficit	(70,281)	(91,969)
Accumulated other comprehensive income	2,669	3,435
Total stockholders’ equity	494,102	481,602
Total liabilities and stockholders’ equity	$660,640	$624,624

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	32,585	$33	$559,878	$(140,226)	$(258)	$419,427
Net income	—	—	—	11,221	—	11,221
Foreign currency translation adjustments	—	—	—	—	(1,112)	(1,112)
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	540	1	4,498	—	—	4,499
Issuance of shares under Employee Stock Purchase Plan	1	—	19	—	—	19
Issuance of restricted common shares, net of shares withheld	69	—	(1,162)	—	—	(1,162)
Stock-based compensation expense	—	—	1,724	—	—	1,724
Repurchase of common stock	(358)	(1)	(5,775)	(1,725)	—	(7,501)
Balance at March 31, 2020	32,837	$33	$559,182	$(130,730)	$(1,313)	$427,172
Net income	—	—	—	13,302	—	13,302
Foreign currency translation adjustments	—	—	—	—	836	836
Change in pension obligation	—	—	—	—	57	57
Exercise of stock options	343	—	2,783	—	—	2,783
Issuance of shares under Employee Stock Purchase Plan	21	—	490	—	—	490
Issuance of restricted common shares, net of shares withheld	232	—	(2,698)	—	—	(2,698)
Stock-based compensation expense	—	—	3,082	—	—	3,082
Balance at June 30, 2020	33,433	$33	$562,839	$(117,428)	$(420)	$445,024

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	33,633	$34	$570,102	$(91,969)	$3,435	$481,602
Net income	—	—	—	16,480	—	16,480
Foreign currency translation adjustments	—	—	—	—	(1,372)	(1,372)
Change in pension obligation	—	—	—	—	20	20
Exercise of stock options	268	—	2,512	—		2,512
Issuance of restricted common shares, net of shares withheld	81	—	(2,354)	—	—	(2,354)
Stock-based compensation expense	—	—	2,407	—	—	2,407
Repurchase of common stock	(303)	—	(5,468)	(6,167)	—	(11,635)
Balance at March 31, 2021	33,679	$34	$567,199	$(81,656)	$2,083	$487,660
Net income	—	—	—	18,906	—	18,906
Foreign currency translation adjustments	—	—	—	—	552	552
Change in pension obligation	—	—	—	—	34	34
Exercise of stock options	72	—	563	—	—	563
Issuance of shares under Employee Stock Purchase Plan	15	—	509	—	—	509
Issuance of restricted common shares, net of shares withheld	214	—	(4,141)	—	—	(4,141)
Stock-based compensation expense	—	—	3,377		—	3,377
Repurchase of common stock	(323)	—	(5,827)	(7,531)	—	(13,358)
Balance at June 30, 2021	33,657	$34	$561,680	$(70,281)	$2,669	$494,102

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$35,386	$24,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,336	4,829
Deferred income taxes	5,107	3,035
Stock-based compensation expense	5,784	4,806
Provision for excess and obsolete inventory	1,888	1,708
Changes in operating assets and liabilities:
Accounts receivable	7,091	18,752
Inventories	(32,418)	(9,123)
Prepaid expenses and other current assets	(3,309)	(4,206)
Accounts payable and other current liabilities	7,282	11,808
Deferred revenue	12,460	1,167
Income taxes	(27)	5
Other assets and liabilities	1,341	(729)
Net cash provided by operating activities	45,921	56,575

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(2,392)	(2,975)
Net cash used in investing activities	(2,392)	(2,975)

Cash flows from financing activities
Net settlement on restricted stock grants	(6,495)	(3,860)
Repurchase of common stock	(24,993)	(7,501)
Proceeds from Employee Stock Purchase Plan	508	509
Principal payments on finance lease obligation	(362)	(108)
Proceeds from exercise of stock options	3,075	7,282
Net cash used in financing activities	(28,267)	(3,678)

Effect of exchange rate changes on cash and cash equivalents	992	560
Net increase in cash, cash equivalents and restricted cash	16,254	50,482

Cash, cash equivalents and restricted cash at beginning of period	204,232	146,534
Cash, cash equivalents and restricted cash at end of period	$220,486	$197,016

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995 and is a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades, used equipment and maintenance services to the semiconductor industry.

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

The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Axcelis Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors and consultants of the Company. Our 2000 Stock Plan (the “2000 Stock Plan”) expired on May 1, 2012 and no new grants may be made under that plan after that date. However, unexpired options granted under the 2000 Stock Plan, which have a 10-year term, remain outstanding and subject to the terms of the 2000 Stock Plan. We also maintain the Axcelis Technologies, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), an Internal Revenue Code Section 423 plan. The Company’s Employee Stock Purchase Plan, which was effective in June 2000 (the “2000 ESPP”), expired in June 2020.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

We recognized stock-based compensation expense of $3.4 million and $3.1 million for the three-month periods ended June 30, 2021 and 2020, respectively. We recognized stock-based compensation expense of $5.8 million and $4.8 million for the six-month periods ended June 30, 2021 and 2020, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options and stock to be issued to participants under the 2020 ESPP and 2000 ESPP.

In the three-month periods ended June 30, 2021 and 2020, we issued 0.3 million and 0.6 million shares of common stock, respectively, upon stock option exercises, purchases under the employee stock purchase plans and vesting of RSUs. In the three-month periods ended June 30, 2021 and 2020, we received proceeds of $1.1 million and $3.3 million, respectively, in connection with the exercise of stock options and purchases under the employee stock purchase plans.

In the six-month periods ended June 30, 2021 and 2020, we issued 0.7 million and 1.2 million shares of common stock, respectively, upon stock option exercises, purchases under the employee stock purchase plans and vesting of RSUs. In the six-month periods ended June 30, 2021 and 2020, we received proceeds of $3.6 million and $7.8 million, respectively, in connection with the exercise of stock options and purchases under the employee stock purchase plans.

Note 3.  Leases

We have operating leases for office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease as a result of the 2015 sale-leaseback of our corporate headquarters in Beverly, Massachusetts. All new agreements are reviewed to determine if they contain a lease component. A lease is a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration. We recognize the lease obligation on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options are at our sole discretion. For lease extensions that are reasonably certain to occur, we have included these renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		June 30,	December 31,
Leases	Classification	2021	2020

Assets		(in thousands)
Operating leases	Operating lease assets	$7,626	$4,542
Finance lease	Finance lease assets *	19,889	20,544
Total leased assets		$27,515	$25,086
Liabilities
Current
Operating	Other current liabilities	$3,215	$2,573
Finance	Current portion of finance lease obligation	864	756
Noncurrent
Operating	Other long-term liabilities	4,398	1,949
Finance	Finance lease obligation	46,923	47,393
Total lease liabilities		$55,400	$52,671

* Finance lease assets are recorded net of accumulated depreciation of $48.9 million and include $0.7 million of prepaid financing costs as of June 30, 2021. Finance lease assets are recorded net of accumulated depreciation of $48.4 million and include $0.7 million of prepaid financing costs as of December 31, 2020.

All of our operating lease office locations support selling and servicing functions. Operating lease expense, and depreciation and interest expense relating to our finance lease obligation, are recognized within our consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2021	2020	2021	2020

Operating lease cost		(in thousands)
Service	Cost of revenue	$644	$624	$1,283	$1,174
Research and development	Operating expenses	122	128	252	209
Sales and marketing*	Operating expenses	376	346	755	678
General and administrative*	Operating expenses	201	220	461	435
Total operating lease cost		$1,343	$1,318	$2,751	$2,496
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$328	$328	$656	$681
Interest on lease liabilities	Interest expense	1,274	1,299	2,553	2,602
Total finance lease cost		$1,602	$1,627	$3,209	$3,283

Total lease cost		$2,945	$2,945	$5,960	$5,779

* Sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and includes short-term and variable lease costs of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015. All other locations are treated as operating leases, with lease terms ranging from 1 to 10 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2021:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2021	$2,929	$1,827	$4,756
2022	5,980	3,053	9,033
2023	6,114	1,544	7,658
2024	6,252	794	7,046
2025	5,930	712	6,642
Thereafter	73,723	545	74,268
Total lease payments	$100,928	$8,475	$109,403
Less interest portion*	(53,141)	(862)	(54,003)
Finance lease and operating lease obligations	$47,787	$7,613	$55,400

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

June 30,
Lease term and discount rate	2021
Weighted-average remaining lease term (years):
Operating leases	3.0
Finance leases	15.6
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and payment of principal component. The table below shows our cash outflows, by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the six months ending June 30, 2021 and 2020, respectively:

	Six months ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities	2021	2020

	(in thousands)
Operating cash outflows from operating leases	$2,751	$2,496
Operating cash outflows from finance leases	2,556	2,746
Financing cash outflows from finance leases	362	108
Operating lease assets obtained in exchange for operating lease liabilities	4,192	1,038
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Systems	$100,138	$76,815	$181,129	$159,152
Aftermarket	47,136	46,150	98,921	82,804
Total Revenue	$147,274	$122,965	$280,050	$241,956

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
North America	$10,204	$8,915	$19,712	$19,576
Asia Pacific	116,642	106,604	220,033	203,432
Europe	20,428	7,446	40,305	18,948
Total Revenue	$147,274	$122,965	$280,050	$241,956

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Contract liabilities	$35,518	$23,058

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Balance, beginning of the period	$22,142	$34,106	$23,058	$29,251
Deferral of revenue	21,893	6,248	30,117	10,724
Recognition of deferred revenue	(8,517)	(9,937)	(17,657)	(9,558)
Balance, end of the period	$35,518	$30,417	$35,518	$30,417

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

Axcelis maintains an allowance for credit losses, which represent an estimate of expected losses over the remaining contractual life of our receivables, considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in our receivable portfolio. Axcelis uses historical loss experience rates and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

Axcelis evaluates the credit risk of the customer when extending credit based on a combination of various financial and qualitative factors that may affect our customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau report, as well as the value of the underlying collateral.

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

The following table shows changes of the allowances for credit losses related to trade receivables for the three and six months ended June 30, 2021 and 2020, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Balance, beginning of period	$—	$—	$—	$818
Provision for credit losses	—	—	—	—
Charge-offs	—	—	—	(818)
Recoveries	—	—	—	—
Balance, end of period	$—	$—	$—	$—

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Net income available to common stockholders	$18,906	$13,302	$35,386	$24,523
Weighted average common shares outstanding used in computing basic income per share	33,677	33,116	33,696	32,998
Incremental options and RSUs	634	842	777	1,025
Weighted average common shares used in computing diluted net income per share	34,311	33,958	34,473	34,023
Net income per share
Basic	$0.56	$0.40	$1.05	$0.74
Diluted	$0.55	$0.39	$1.03	$0.72

Diluted weighted average common shares outstanding does not include 1,800 and 3,138 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended June 30, 2021 and 2020, respectively, or 1,352 and 5,006 common equivalent shares issuable with respect to outstanding equity awards for the six-month periods ending June 30, 2021 and 2020, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the six months ended June 30, 2021:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2020	$3,945	$(510)	$3,435
Other comprehensive loss and pension reclassification	(820)	54	(766)
Balance at June 30, 2021	$3,125	$(456)	$2,669

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$219,731	$203,479
Long-term restricted cash	755	753
Total cash, cash equivalents and restricted cash	$220,486	$204,232

As of June 30, 2021, we had $0.8 million in restricted cash representing the total of (i) cash collateral for a $0.7 million letter of credit relating to workers’ compensation insurance and (ii) a $0.1 million deposit relating to customs activity.

Note 9.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Raw materials	$109,795	$100,254
Work in process	40,233	33,867
Finished goods (completed systems)	42,293	26,955
Inventories, net	$192,321	$161,076

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2021	2020

	(in thousands)
Balance at January 1 (beginning of year)	$4,612	$3,244
Warranties issued during the period	3,013	2,635
Settlements made during the period	(1,991)	(1,913)
Changes in estimate of liability for pre-existing warranties during the period	(372)	177
Balance at June 30 (end of period)	$5,262	$4,143

Amount classified as current	$4,690	$3,942
Amount classified as long-term	572	201
Total warranty liability	$5,262	$4,143

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

The following table sets forth our assets by level within the fair value hierarchy:

	June 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$190,731	$—	$—	$190,731

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$172,119	$—	$—	$172,119

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $47.8 million as of June 30, 2021. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit reduces our availability under our credit facility, as described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of June 30, 2021, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) established terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

Note 13.  Income Taxes

Income tax expense was $3.8 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020. The $1.5 million increase was primarily due to a $7.2 million increase in pretax income. Income tax expense was $5.6 million during the six months ended June 30, 2021, compared with $3.3 million for the six months ended June 30, 2020. The $2.3 million increase was primarily due to a $13.1 million increase in pretax income.

The effective tax rate for the three and six months ended June 30, 2021 and 2020, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods and Federal research and development tax credits that reduce the annual tax rate.

We had $51.4 million and $57.9 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of June 30, 2021 and December 31, 2020, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

Note 14.  Concentration of Risk

For the three months ended June 30, 2021, two customers accounted for 19.7% and 10.2% of total revenue, respectively. For the three months ended June 30, 2020, three customers accounted for 22.5%, 22.2% and 11.6% of total revenue, respectively.

For the six months ended June 30, 2021, one customer accounted for 24.4% of total revenue. For the six months ended June 30, 2020, three customers accounted for 19.7%, 18.5% and 16.2% of total revenue, respectively.

At June 30, 2021, two customers accounted for 11.7% and 10.0% of accounts receivable, respectively. At December 31, 2020, two customers accounted for 23.8% and 11.9% of accounts receivable, respectively.

Note 15. Share Repurchase

In December 2020, our Board of Directors approved stock repurchases of up to $100 million of our common stock through the end of 2021. During the six months ended June 30, 2021, we purchased 0.6 million shares at an average cost of $39.92 per share. The timing and actual number of shares repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States although we are adding additional manufacturing capacity in South Korea that should come online by year end 2021. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 71.1% of total revenue for the six months ended June 30, 2021.

In the first half of 2021, we delivered strong financial performance driven by strong semiconductor industry fundamentals and an increasing demand for our Purion products, especially in the high growth power device market. The rapid acceleration of the electrification of the automotive industry is creating substantial demand for power devices and image sensors, which is driving sustainable growth for the Purion product extensions specifically developed for these markets.

Despite the many difficult logistical challenges brought on by trade tensions between the United States and China and COVID-19, we are continuing to work closely with our customers across market segments to provide them with the best ion implant solutions for their specific manufacturing challenges.

In December 2020, the United States Commerce Department placed one of our major Chinese customers, Semiconductor Manufacturing International Corporation (“SMIC”), on the U.S. export controls Entity List. As a result of the Entity List classification, we are required to obtain export controls licenses for all U.S. shipments to this customer. Although we have begun receiving these licenses, this situation did delay some shipments to this customer in the first half of 2021.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product	95.2%	95.3%	95.3%	94.8%
Services	4.8	4.7	4.7	5.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	52.1	53.3	52.5	54.8
Services	4.5	4.5	4.5	4.9
Total cost of revenue	56.6	57.8	57.0	59.7
Gross profit	43.4	42.2	43.0	40.3
Operating expenses:
Research and development	11.3	13.0	11.5	12.7
Sales and marketing	8.3	7.7	8.1	7.3
General and administrative	7.6	8.2	7.6	7.9
Total operating expenses	27.2	28.9	27.2	27.9
Income from operations	16.2	13.3	15.8	12.4
Other (expense) income:
Interest income	—	0.1	—	0.2
Interest expense	(0.9)	(1.1)	(0.8)	(1.1)
Other, net	—	0.3	(0.4)	(0.1)
Total other expense	(0.9)	(0.7)	(1.2)	(1.0)
Income before income taxes	15.3	12.6	14.6	11.4
Income tax provision	2.6	1.8	2.0	1.4
Net income	12.7%	10.8%	12.6%	10.0%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Revenue:
Product	$140,156	$117,194	$22,962	19.6%	$266,765	$229,327	$37,438	16.3%
Percentage of revenue	95.2%	95.3%			95.3%	94.8%
Services	7,118	5,771	1,347	23.3%	13,285	12,629	656	5.2%
Percentage of revenue	4.8%	4.7%			4.7%	5.2%
Total revenue	$147,274	$122,965	$24,309	19.8%	$280,050	$241,956	$38,094	15.7%

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $140.2 million, or 95.2% of revenue during the three months ended June 30, 2021, compared with $117.2 million, or 95.3% of revenue for the three months ended June 30, 2020. The $23.0 million increase in product revenue for the three-month period ending June 30, 2021, in comparison to the same period in 2020, was primarily driven by an increase in the number of systems sold.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at June 30, 2021 and December 31, 2020 was $35.5 million and $23.1 million, respectively. The increase in deferred revenue was primarily due to customer prepayments for systems.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.1 million, or 4.8% of revenue for the three months ended June 30, 2021, compared with $5.8 million, or 4.7% of revenue for the three months ended June 30, 2020. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Product

Product revenue was $266.8 million, or 95.3% of revenue during the six months ended June 30, 2021, compared with $229.3 million, or 94.8% of revenue for the six months ended June 30, 2020. The $37.4 million increase in product revenue for the six-month period ending June 30, 2021, in comparison to the same period in 2020, was primarily driven by an increase in the number of systems sold and to a lesser extent revenue increases in spare parts, product upgrades and used systems.

Services

Services revenue was $13.3 million, or 4.7% of revenue for the six months ended June 30, 2021, compared with $12.6 million, or 5.2% of revenue for the six months ended June 30, 2020.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Ion implant revenue separate from revenue from legacy non-ion implant product lines, given that ion implantation systems are the primary driver of our growth and strategic objectives;
●	Systems and Aftermarket revenues, in which “Aftermarket” is:
A.	The portion of Product revenue relating to spare parts, product upgrades and used equipment, combined with
B.	Services revenue, which is the labor component of Aftermarket revenues

(Aftermarket purchases reflect current fab utilization as opposed to Systems purchases which reflect capital investment decisions by our customers, which have differing economic drivers);

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

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Ion Implant

Included in total revenue of $147.3 million during the three months ended June 30, 2021 is revenue from sales of ion implant products and services of $142.9 million, or 97.0% of total revenue, compared with $118.7 million, or 96.6%, of total revenue for the three months ended June 30, 2020. The remaining $4.4 million of revenue for the three months ended June 30, 2021 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $147.3 million during the three months ended June 30, 2021 is revenue from our Aftermarket business of $47.1 million, compared to $46.2 million for the three months ended June 30, 2020. The remaining $100.2 million of revenue for the three months ended June 30, 2021 was from system sales. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Ion Implant

Included in total revenue of $280.1 million during the six months ended June 30, 2021 is revenue from sales of ion implant products and services of $271.6 million, or 97.0% of total revenue, compared with $233.8 million, or 96.6%, of total revenue for the six months ended June 30, 2020. The remaining $8.5 million of revenue for the six months ended June 30, 2021 was non-ion implant parts and services.

Aftermarket

Included in total revenue of $280.1 million during the six months ended June 30, 2021 is revenue from our Aftermarket business of $98.9 million, compared to $82.8 million for the six months ended June 30, 2020. The remaining $181.2 million of revenue for the six months ended June 30, 2021 was from system sales.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Gross Profit:
Product	$63,468	$51,675	$11,793	22.8%	$119,743	$96,636	$23,107	23.9%
Product gross margin	45.3%	44.1%			44.9%	42.1%

Services	546	224	322	(143.8)%	706	812	(106)	(13.1)%
Services gross margin	7.7%	3.9%			5.3%	6.4%
Total gross profit	$64,014	$51,899	$12,115	23.3%	$120,449	$97,448	$23,001	23.6%
Gross margin	43.4%	42.2%			43.0%	40.3%

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Product

Gross margin from product revenue was 45.3% for the three months ended June 30, 2021, compared to 44.1% for the three months ended June 30, 2020. The increase resulted from improved gross margins on parts and upgrades and

Purion systems.

Services

Gross margin from services revenue was 7.7% for the three months ended June 30, 2021, compared to 3.9% for the three months ended June 30, 2020. The increase in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Product

Gross margin from product revenue was 44.9% for the six months ended June 30, 2021, compared to 42.1% for the six months ended June 30, 2020. The increase in gross margin resulted from an increased mix of higher margin parts and upgrades and improved margins on Purion systems.

Services

Gross margin from services revenue was 5.3% for the six months ended June 30, 2021, compared to 6.4% for the six months ended June 30, 2020. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Research and development	$16,623	$16,040	$583	3.6%	$32,308	$30,646	$1,662	5.4%
Percentage of revenue	11.3%	13.0%			11.5%	12.7%
Sales and marketing	12,177	9,437	2,740	29.0%	22,564	17,641	4,923	27.9%
Percentage of revenue	8.3%	7.7%			8.1%	7.3%
General and administrative	11,217	10,041	1,176	11.7%	21,230	19,077	2,153	11.3%
Percentage of revenue	7.6%	8.2%			7.6%	7.9%
Total operating expenses	$40,017	$35,518	$4,499	12.7%	$76,102	$67,364	$8,738	13.0%
Percentage of revenue	27.2%	28.9%			27.2%	27.9%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $25.4 million or 63.5% of our total operating expenses for the three months ended June 30, 2021, compared to $22.8 million or 64.3% of our total operating expenses for the three months ended June 30, 2020. Personnel costs were $47.5 million or 62.4% of our total operating expenses for the six months ended June 30, 2021, compared to $42.8 million or 63.5% of our total operating expenses for the six months ended June 30, 2020. The higher personnel costs for the three and six months ended June 30, 2021 is primarily due to an increase in personnel expenses to support growth.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2021	2020	$ %		2021	2020	$ %

	(dollars in thousands)
Research and development	$16,623	$16,040	$583	3.6%	$32,308	$30,646	$1,662	5.4%
Percentage of revenue	11.3%	13.0%			11.5%	12.7%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Research and development expense was $16.6 million during the three months ended June 30, 2021, an increase of $0.6 million, or 3.6%, compared with $16.0 million during the three months ended June 30, 2020. The increase is primarily due to higher personnel expenses and incentive based pay expense.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Research and development expense was $32.3 million during the six months ended June 30, 2021, an increase of $1.7 million, or 5.4%, compared with $30.6 million during the six months ended June 30, 2020. The increase is primarily due to higher personnel expenses, supplies and materials costs for ongoing projects and increased depreciation associated with capital additions.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2021	2020	$ %		2021	2020	$ %

	(dollars in thousands)
Sales and marketing	$12,177	$9,437	$2,740	29.0%	$22,564	$17,641	$4,923	27.9%
Percentage of revenue	8.3%	7.7%			8.1%	7.3%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Sales and marketing expense was $12.2 million during the three months ended June 30, 2021, an increase of $2.7 million, or 29.0%, compared with $9.4 million during the three months ended June 30, 2020. The increase is primarily due to increases in freight expense and project material costs as well as higher personnel related expenses.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Sales and marketing expense was $22.6 million during the six months ended June 30, 2021, an increase of $4.9 million, or 27.9%, compared with $17.6 million during the six months ended June 30, 2020. The increase is primarily due to increases in freight expense and project material costs as well as higher personnel related expenses.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2021	2020	$ %		2021	2020	$ %

	(dollars in thousands)
General and administrative	$11,217	$10,041	$1,176	11.7%	$21,230	$19,077	$2,153	11.3%
Percentage of revenue	7.6%	8.2%			7.6%	7.9%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

General and administrative expense was $11.2 million during the three months ended June 30, 2021, an increase of $1.2 million, or 11.7%, compared with $10.0 million during the three months ended June 30, 2020. The increase is primarily due to an increase in personnel expenses and incentive based pay expense.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

General and administrative expense was $21.2 million during the six months ended June 30, 2021, an increase of $2.2 million, or 11.3%, compared with $19.1 million during the six months ended June 30, 2020. The increase is primarily due to an increase in personnel expenses and incentive based pay expense.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2021	2020	$ %		2021	2020	$ %

	(dollars in thousands)
Other expense	$(1,249)	$(808)	$441	54.6%	$(3,398)	$(2,249)	$1,149	51.1%
Percentage of revenue	(0.9)%	(0.7)%			(1.2)%	(1.0)%

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

Other expense was $1.2 million for the three months ended June 30, 2021, compared with $0.8 million for the three months ended June 30, 2020. The increase in other expense was primarily due to an increase in foreign currency exchange losses. Other expense was $3.4 million for the six months ended June 30, 2021, compared with $2.2 million for the six months ended June 30, 2020. The increase in other expense was primarily due to an increase in foreign currency exchange losses of $0.6 million as well as a reduction of $0.5 million in interest income when compared to the six-month period ended June 30, 2020.

During the six-month periods ended June 30, 2021 and 2020, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2021	2020	$ %		2021	2020	$ %

	(dollars in thousands)
Income tax provision	$3,842	$2,271	$1,571	(69.2)%	$5,563	$3,312	$2,251	68.0%
Percentage of revenue	2.6%	1.8%			2.0%	1.4%

Income tax expense was $3.8 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020. The $1.5 million increase was primarily due to a $7.2 million increase in pretax income. Income tax expense was $5.6 million during the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020. The $2.3 million increase was primarily due to a $13.1 million increase in pretax income. The effective tax rate for the three and six months ended June 30, 2021 and 2020, respectively, was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in those periods as well as Federal research and development tax credits that reduce the annual tax rate.

We had $51.4 million and $57.9 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, as of June 30, 2021 and December 31, 2020, respectively. These deferred tax assets are available to reduce income taxes in future years. We have a $9.1 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these tax assets. If future operating results of the Company within the U.S. or these foreign jurisdictions are significantly less than our expectations, it is reasonably possible that we would be required to record an additional valuation allowance on our deferred tax assets in the future.

.

Liquidity and Capital Resources

We had $219.7 million in unrestricted cash and cash equivalents at June 30, 2021, in addition to $0.8 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to provide funding for potential ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash in our 2021 stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sale of our products, and others relate to the uncertainties of global economic conditions, including the availability of credit and the condition of the overall semiconductor equipment industry. Our established cost structure, other than cost of goods sold, does not vary significantly with changes in volume. We experience fluctuations in operating results and cash flows depending on these factors. Stock repurchases, as discussed below, also reduce our cash balances.

During the six months ended June 30, 2021, we generated $45.9 million of cash related to operating activities. During the six months ended June 30, 2020, we generated $56.6 million of cash related to operating activities.

Investing activities for the six months ended June 30, 2021 and 2020 resulted in cash outflows of $2.4 million and $3.0 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2021 resulted in a cash usage of $28.3 million. During the first six months of 2021, $25.0 million in cash was used to repurchase our common stock and $6.5 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where shares are withheld by the Company, as well as $0.4 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $3.6 million of proceeds from the exercise of stock options and purchase of shares under our 2020 ESPP during the first six months of 2021. In comparison, financing activities for the six months ended June 30, 2020 resulted in cash usage of $3.7 million, $7.5 million of which related to the repurchase of our common stock and $3.9 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.1 million relating to the reduction of our financing lease liability. These amounts were partially offset by $7.8 million of proceeds related to the exercise of stock options and purchase of shares under our prior employee stock purchase plan during the first six months of 2020.

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

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of June 30, 2021, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and equity and debt financing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2021 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2021, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2021, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2020, our Board of Directors authorized a share repurchase program covering 2021 for up to $100 million of the Company's common stock.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended June 30, 2021 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
April 1, 2021 through April 30, 2021	117	$43.35	117	$83,286
May 1, 2021 through May 31, 2021	100	$39.74	100	79,312
June 1, 2021 through June 30, 2021	106	$40.74	106	$75,006
Total	323		323

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2021. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2021. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2021. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2021. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 6, 2021	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer