Form 10-K
period 2021-12-31
AXCELIS TECHNOLOGIES INC
filed 2022-02-25
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021: $1,333,886,152

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 23, 2022: 33,251,279

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 10, 2022 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 97.4% of our revenue in 2021, with the remaining 2.6% of revenue derived from aftermarket sales associated with other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

2021 was an exceptional year for Axcelis despite logistical challenges brought on by the geo-political environment and the COVID-19 pandemic. As a result of the strength of the overall electronics market and the continued growth of the Purion product family in 2021, we delivered record full year revenue, operating profit and gross margin since becoming an independent public company in 2001. Revenue for 2021 was $662.4 million, an increase of 39.6% from 2020 revenue of $474.6 million. Systems revenue for 2021 was $454.6 million, compared to $293.6 million in 2020. Operating profit was $127.3 million in 2021, compared to $58.0 million in 2020. Gross margin for the year was 43.2% compared to 41.8% in 2020. Net income for the year was $98.7 million, an increase of 97.4% following a 39.6% increase in revenue from the prior year.

The Company is in a strong competitive position as we participate in a period of extended industry growth. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. We were able to rapidly grow our manufacturing and supply chain capabilities through smart capacity planning and execution, including the opening of our new Axcelis Asia Operations Center in South Korea and the expansion of clean manufacturing in Beverly. In 2021, we continued to expand the Purion installed base, growing our large and diverse group of customers, mainly in the mature process technology segment. We continued our focus on the mature process technology segment in 2021, launching new Purion product extensions, including the Purion H200™ high current implanter, targeted for the production of power devices, and the Purion XEmax™ used to manufacture image sensors. Through the introduction of these new products and continuous cost reduction measures, we increased our gross margin year over year, making this the fourth consecutive year with gross margin greater than 40 percent.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable, financial performance, which we expect to continue to deliver in 2022. Our performance is subject to risks and uncertainties discussed below under Item 1A, Risk Factors.

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

The semiconductor capital equipment industry has historically been cyclical as global chip production capacities successively exceed, then lag behind, global chip demand. When chip demand is high, and inventories are low, chip manufacturers add capacity through capital equipment purchases. Given the difficulties of forecasting and calibrating chip demand and production capacity, the industry periodically experiences excess chip inventories and softening chip prices. Device manufacturers react with muted capital spending, lowering the demand for capital equipment. Changes in consumer and business demand for products in which chips are used also affect the industry. A successful semiconductor capital equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must manage its business to thrive during low points in the cycle.

Axcelis’ Strategy

Axcelis’ 2022 strategic goals are to:

●	Achieve our $850M revenue model run rate in 2022, positioning us to achieve our $1 billion revenue model in future years
o	Continue to grow the Purion footprint with our existing customer base as well as at new accounts in targeted market segments and geographies
◾	Capitalize on continued spending at mature process technology customers
◾	Capture memory business as customers increase spending during the year
◾	Continue working to penetrate leading edge logic and foundry customers
o	Drive Customer Satisfaction & Innovation (CS&I) revenues by delivering excellent customer satisfaction and innovative, high value products and services
o	Continue to drive gross margin improvements
●	Execute a capital strategy that funds appropriate investments in the business and enables the potential for return of cash to shareholders
●	Prepare for a post-COVID-19 business environment

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

●	High Current Implant. Our Purion H, Purion Dragon and Purion H200 spot beam, high current systems cover all traditional high current requirements as well as those associated with emerging and future devices. Our Purion high current capabilities extend beyond traditional high current energy and dose ranges, in order to cover new device fabrication requirements as well as to maximize capital utilization and flexibility. In addition, Axcelis’ Purion systems provide advantages for material modification applications, including those requiring hot and cold implant capabilities.

●	High Energy Implant. Our Purion XE and other Purion high energy systems combine Axcelis’ production-proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. Axcelis has been a market leader in high energy ion implanters for many years and continues to offer legacy high energy systems, as well as a range of new Purion systems which have differentiated capabilities for specialty applications.

●	Medium Current Implant. Our Purion M Si and SiC medium current system offers higher productivity and lower electrical energy consumption compared to competitive offerings, in addition to other advantages. Our Purion M systems also offer differentiated capabilities for specialty applications.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our CS&I business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 2,900 of our products are in use in 28 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and application support out of our field offices. Revenue generated through our CS&I business represented 31.4%, 38.1% and 40.9% of revenue in 2021, 2020 and 2019, respectively.

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

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 92.6%, 89.3% and 89.4% of total revenue in 2021, 2020 and 2019, respectively. In 2021, 78.4% of our sales were denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2021, according to Gartner Inc., the top 20 semiconductor chip manufacturers accounted for approximately 92.0% of total semiconductor capital equipment spending, which increased from 90.4% in 2020. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2021, revenues from Samsung Electronics Co, Ltd. and Semiconductor Manufacturing International Corporation represented 10% or more of consolidated revenues. The loss of either of these customers would have a material adverse effect on our business.

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. Our Beverly, Massachusetts Advanced Technology Center houses a process development laboratory with a 12,500 square feet class 10/100/1000 clean room for product demonstrations and process development and a 34,000 square feet customer training center. The Advanced Technology Center provides infrastructure and process capabilities that allow customers to test their unique process steps on our systems under conditions that substantially replicate the customers’ production environments. This facility also provides significant capability for our research and development efforts.

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

Our expenses for research and development were $65.4 million, $61.8 million and $53.9 million in 2021, 2020 and 2019, respectively, or 9.9%, 13.0% and 15.7% of revenue, respectively.

Manufacturing

We manufacture products at our 417,000 square feet ISO 9001:2015 and ISO 14001:2015 certified plant in Beverly, Massachusetts. Our facilities employ best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

We expanded our manufacturing capabilities in November 2021, with the opening of our new Axcelis Asia Operations Center in South Korea. This facility has 38,000 square feet and is designed to bring production closer to our Asia-based customers, driving customer satisfaction and operating efficiencies.

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

Our products are designed to be assembled and tested in a modular fashion, which facilitates our industry-recognized “ship-from-cell” process. Specially developed test stands, software and tooling provide the framework for this accelerated delivery process. Customers that choose the “ship-from-cell” process substantially improve their delivery times while receiving the same high level of quality provided by more traditional, longer cycle integration techniques. Product margins and inventory turns also improve as a result of shorter factory cycle times and increased labor productivity.

Installation of our equipment is provided by factory and field teams. The process includes assembling the equipment at our installation site, and after it has been connected, recalibrating it to factory specifications.

Competition

The semiconductor equipment industry is highly competitive and is characterized by a small number of participants ranging in size. Significant competitive factors in the semiconductor capital equipment market include price, cost of ownership, equipment performance, customer support, capabilities and breadth of product line.

In ion implantation, we mainly compete against Applied Materials, Inc. Axcelis and Applied Materials are the only ion implant manufacturers with a full range of implant products, as well as service and support infrastructures able to service our customers globally. Other non-U.S. players we compete with include Sumitomo Heavy Industries Ion Technology Co. Ltd. and Nissin Ion Equipment Co., Ltd in Japan, Advanced Ion Beam Technology, Inc. in Taiwan, as well as CETC Electronics Equipment Group Co., Ltd. in the People’s Republic of China. Non-U.S. suppliers may have an advantage over U.S. suppliers established U.S. export controls regulation for shipments to China.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2021, we had 214 active patents issued in the United States and 438 active patents granted in other countries, as well as 226 patent applications (25 in the United States and 201 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $460.6 million and $116.2 million as of December 31, 2021 and 2020, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2021 were $194.0 million compared to $131.5 million in the quarter ended December 31, 2020.

Human Capital

As of December 31, 2021, we had 1,122 employees and 73 temporary staff worldwide, of which 831 work in North America, 301 in Asia and 63 in Europe. During 2021, our headcount increased by approximately 14% to support our increased business during the year. While the majority of our headcount is based in the U.S. at our main manufacturing facility in Beverly, MA, our business requires our presence where our customers are located around the world, resulting in Axcelis employees working in 28 different countries.

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

During 2021, our voluntary turnover rate for employees was 8.1%, or 6.9% without retirements, well below the worldwide technology industry (all reported) average of 18.2% reported in the Aon 2021 Salary Increase and Turnover Study — Second Edition, September 2021.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to health and wellness insurance and programs that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the ongoing COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having those employees that could productively work from home continue to do so, while implementing additional safety measures for employees continuing critical on-site work.

Axcelis is dedicated to building a diverse workforce, fostering a culture built on the principle of inclusion, and maintaining a workplace free from discrimination. We strongly believe that a diversity of experience, perspectives and backgrounds will lead to a better environment for our employees and better products for our customers. Axcelis’ commitment to diversity extends to our Board of Directors, our leadership team and all teams and functions across our global locations.

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

Information about our Executive Officers

Mary G. Puma, 64, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is a director of Nordson Corporation and Semiconductor Equipment and Materials International (SEMI).

Kevin J. Brewer, 63, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had previously been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company’s Electronic Systems and Missile Systems groups.

Russell J. Low, Ph.D., 51, became our Executive Vice President, Global Customer and Engineering Operations effective January 1, 2021, having served as Executive Vice President, Engineering since joining Axcelis in October 2016. Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012. From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology. Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. from 1997 to 2003.

William Bintz, 65, is our Executive Vice President, Product Development since November 2016. From 2011 until November 2016, Mr. Bintz served as Executive Vice President, Product Development, Engineering and Marketing. Prior to that, he served as Senior Vice President, Marketing beginning in September 2007, after joining Axcelis in early 2006 as Director of Marketing for curing and cleaning products and shortly thereafter becoming Vice President of Product Marketing. Prior to joining Axcelis, from 2002 Mr. Bintz was Product Director for Medium Current and High Energy Ion Implant System at Varian Semiconductor Equipment Associates, Inc. Before that, he was General Manager of the Materials Delivery Products Group at MKS Instruments, beginning in 1999, and General Manager of the Thermal Processing Systems Division at Eaton Corporation (now Axcelis) beginning in 1995.

Lynnette C. Fallon, 62, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis, Ms. Fallon was a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001. Ms. Fallon is a director of ClearPoint Neuro, Inc.

Douglas A. Lawson, 61, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the Company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

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

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries, accounted for 92.6% of total revenue in 2021. Customers based in Asia dominates our international sales. Ion implanter system shipments to customers in Asia represented 83.9% of total system revenue in 2021. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to Chinese customers (both global and domestic Chinese chip manufacturers) will continue to increase in coming years, creating both risk and opportunity. Sales to Chinese customers represent a higher risk than some other international locations because of trade tensions between the United States government and the Chinese government, and other challenges reflecting China’s stage of development, including public health concerns and rapid growth. For example, in 2020, the United States Commerce Department placed one of our major Chinese customers on the U.S. export controls Entity List. As a result, we are currently required to obtain export controls licenses for all shipments from the U.S. to this customer. This situation temporarily delayed shipments and resulted in the risk that this customer (and potentially other Chinese customers) would change suppliers to non-US vendors, such as Advanced Ion Beam Technology, Inc., Nissin Ion Equipment Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd. In addition, a Chinese entity, known as CETC Electronics Equipment Group Co., Ltd., is developing ion implanters for the Chinese domestic market. The loss of a significant customer or any reduction or delays in our ability to ship to any significant customer will adversely affect us.

We source a substantial portion of our materials from outside of the United States. Because of our dependence upon international sales and our global supply chain, our results and prospects may be adversely affected by a number of factors, including:

●	changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;
●	volatility in currency exchange rates;
●	political and economic instability;
●	global health emergencies, such as the COVID-19 pandemic, which have the potential to disrupt our manufacturing operations and those of our supply chain, as well as cause our customers to delay or cancel shipments;
●	difficulties in accounts receivable collections;
●	extended payment terms beyond those customarily offered in the United States;
●	difficulties in managing suppliers, service providers or representatives outside of the United States;
●	difficulties in staffing and managing foreign subsidiary operations; and
●	potential adverse tax consequences.

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

The manufacture of some of these components and sub-assemblies is an extremely complex process and requires long lead times. As a result, we could experience delays or shortages. If we are unable to obtain adequate and timely deliveries of our required components or sub-assemblies, we may have to seek alternative sources of supply or manufacture these components internally. This could delay our ability to manufacture or to ship our systems on a timely basis, causing us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

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

Historically, a significant portion of our product revenue and all of our service revenue relates to our sale of “aftermarket” products and services, which include parts, consumables, upgrades, service contracts, and time and materials billings. Some of our customers purchase fewer aftermarket products and services, often training their own staff to maintain and service semiconductor capital equipment rather than relying on the equipment manufacturer for these services. In addition, we compete against third-party parts suppliers for the sale of parts and consumables that are not protected by patents or otherwise proprietary. To the extent our customers purchase parts and services from other vendors or provide their own system maintenance labor, our revenue and profitability will be reduced.

If we fail to compete successfully in the highly competitive semiconductor capital equipment industry, our sales and profitability will decline.

The ion implant segment is highly competitive and includes one company with substantially greater financial, engineering, manufacturing, marketing and customer service and support resources that may better position it to compete successfully than we can, as well as several smaller companies that could provide innovative systems with technology that may have performance advantages. We expect our competitors to continue to improve the design and performance of their existing products and processes and to introduce new products and processes with improved price and performance characteristics. If we are unable to improve or introduce competing products when demanded by the markets, our business will be harmed. Finally, if we must lower prices to remain competitive without commensurate cost of goods savings, our gross margin and profitability will be adversely affected.

We are dependent on sales to a limited number of large customers; the loss of a significant customer or any reduction in orders from them could materially affect our sales.

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers. In 2021, our top ten customers accounted for 69.5% of our net sales, in comparison to 74.0% and 74.1% in 2020 and 2019, respectively. None of our customers have entered into a long-term agreement requiring it to purchase our products. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Our international operations involve currency risk.

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. We also pay almost all non-U.S. vendors providing materials, components and subassemblies to our U.S. factory in U.S. dollars. However, the aftermarket revenues of our non-U.S. subsidiaries, and most of the operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies. The translation of these operating results into U.S. dollars in our Consolidated Statement of Operations can result in other income (expense). Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss). Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2021, approximately 21.6% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2021, our operations outside of the United States accounted for approximately 12.6% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

The semiconductor equipment industry is cyclical and we expect that demand for our products will increase and decrease, making it difficult to manage the business and potentially causing harm to our sales and profitability.

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

In the conduct of our business, Axcelis collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2021 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are largely financially motivated, although business espionage is the objective in a strong majority of the incidents. Axcelis has been and expects to continue to be subject to cybersecurity threats and incidents, including employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date. Axcelis devotes significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Axcelis’ and that of third parties); reputational damage; unnecessary expense; litigation with third parties; diminution in the value of Axcelis’ investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. These adverse outcomes could negatively impact our revenues, expenses, profitability and asset values.

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

If operations were to be disrupted at Axcelis’ manufacturing facilities, it would have a negative impact on our business.

Our primary manufacturing facility is located in Massachusetts, with a smaller facility located in South Korea. Our operations could be subject to disruption for a variety of reasons, including, but not limited to severe weather events, natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers and could result in cancellation of orders or loss of customers, which could seriously harm our business.

If we do not have access to capital on favorable terms, on the timeline we anticipate, or at all, our financial condition and results of operations could be materially adversely affected.

We require a substantial amount of capital to meet our operating requirements and remain competitive. We routinely incur significant costs to purchase inventory to meet expected system sales, to develop and introduce new products, and to place evaluation systems at new customer sites. There can be no assurance that we will realize a return on the capital expended. Although our current cash levels and borrowing capacity are expected to be adequate for our foreseeable cash requirements, if our operating results falter, or our cash flow or capital resources prove inadequate, we may incur debt to fund these requirements. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. Any inability to obtain financing on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive, and materially and adversely affect our results of operations and financial condition.

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

The trading price of our common stock in the past has been significantly volatile, and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is principally used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters. In addition, we expanded our manufacturing capabilities with the opening of our new Axcelis Asia Operations Center in South Korea, which comprises 38,000 square feet.

We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations.

We own 23 acres of undeveloped property in Beverly, Massachusetts, adjacent to our headquarters.

As of December 31, 2021, we also leased 38 other properties, of which 10 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

Our Beverly, Massachusetts facility is ISO 9001:2015 and ISO 14001:2015 certified and our European office is ISO 9001:2015 certified.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 23, 2022, we had approximately 788 stockholders of record.

The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2021 pursuant to our stock repurchase program, the authorization for which ended at December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1, 2021 through January 31, 2021	—	N/A	—	$100,000
February 1, 2021 through February 28, 2021	—	N/A	—	100,000
March 1, 2021 through March 31, 2021	303	$38.41	303	88,362
April 1, 2021 through April 30, 2021	117	$43.35	117	83,290
May 1, 2021 through May 31, 2021	100	$39.74	100	79,316
June 1, 2021 through June 30, 2021	106	$40.74	106	74,997
July 1, 2021 through July 31, 2021	95	$37.23	95	71,461
August 1, 2021 through August 31, 2021	110	$43.16	110	66,713
September 1, 2021 through September 30, 2021	86	$49.12	86	62,489
October 1, 2021 through October 31, 2021	95	$48.66	95	57,863
November 1, 2021 through November 30, 2021	105	$60.50	105	51,508
December 1, 2021 through December 31, 2021	24	$63.38	24	$-
Total	1,141		1,141

We currently maintain one equity compensation plan, the 2012 Equity Incentive Plan (the “2012 Equity Plan”). The number of shares issuable upon exercise of outstanding options and unvested restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2021 are summarized in the following table:

	(A)	(B)	(C)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)) (3)
Equity compensation plans approved by stockholders	1,013,367	$ 1.48	2,427,867
Equity compensation plans not approved by stockholders	—	NA	NA
Total	1,013,367		2,427,867
Weighted average exercise price of outstanding options at December 31, 2021	$13.51
Weighted average remaining term of outstanding options at December 31, 2021	0.73 years

(1)     Represents, as of December 31, 2021: (A) 111,249 shares issuable on exercise of outstanding options under the 2012 Equity Plan, plus (B) 902,118 shares issuable on vesting of outstanding RSUs under the 2012 Equity Plan (some of which will be withheld in respect of tax withholding obligations).

(2)     For the purposes of this table, the weighted-average exercise price of outstanding options, warrants and rights includes RSUs as if they had a $0 exercise price. The weighted-average exercise price of outstanding options alone at December 31, 2021 was $13.51.

(3) Represents the total shares available for issuance under our 2012 Equity Plan and our Employee Stock Purchase Plan, as of December 31, 2021, as follows:
(A)

1,473,477 shares were available for future issuance under the 2012 Equity Plan. Such amount represents the total number of shares reserved for issuance under the 2012 Equity Plan ((7,762,500 shares approved by the shareholders, plus 1,777,029 shares added in accordance with the terms of the 2012 Equity Plan as a result of the expiration or forfeiture of awards granted under our prior equity grant plan that were outstanding at the time of the adoption of the 2012 Equity Plan), less the shares issuable on options and restricted stock units (counted at 1.5 shares each) outstanding under the 2012 Equity Plan included in column (A)) and the shares issued prior to such date on exercise of options and vesting of restricted stock units granted under the 2012 Equity Plan. This plan is generally used for grants to employees and directors and was approved by our stockholders at our 2012 annual meeting.

(B)

954,390 shares were available under our 2021 Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (1,000,000) less the shares purchased through December 31, 2021.

Item 6. [RESERVED]

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

2021 was an exceptional year for Axcelis despite logistical challenges brought on by the geo-political environment and the COVID-19 pandemic. As a result of the strength of the overall electronics market and the continued growth of the Purion product family in 2021, we delivered record full year revenue, operating profit and gross margin since becoming an independent public company in 2001. Revenue for 2021 was $662.4 million, an increase of 39.6% from 2020 revenue of $474.6 million. Systems revenue for 2021 was $454.6 million, compared to $293.6 million in 2020. Operating profit was $127.3 million in 2021, compared to $58.0 million in 2020. Gross margin for the year was 43.2% compared to 41.8% in 2020. Net income for the year was $98.7 million, an increase of 97.4% following a 39.6% increase in revenue from the prior year.

The Company is in a strong competitive position as we participate in a period of extended industry growth. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. We were able to rapidly grow our manufacturing and supply chain capabilities through smart capacity planning and execution, including the opening of our new Axcelis Asia Operations Center in South Korea and the expansion of clean manufacturing in Beverly. In 2021, we continued to expand the Purion installed base, growing our large and diverse group of customers mainly in the mature process technology segment. We continued our focus on the mature process technology segment in 2021, launching new Purion product extensions including the Purion H200™ high current implanter, targeted for the production of power devices, and the Purion XEmax™ used to manufacture image sensors. Through the introduction of these new products and continuous cost reduction measures, we increased our gross margin year over year, making this the fourth consecutive year with gross margin greater than 40 percent.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2021, the top 20 semiconductor chip manufacturers accounted for approximately 92.0% of total semiconductor capital equipment spending, up from 90.4% in 2020. Our net revenue from our ten largest customers accounted for 69.5% of total revenue for the year ended December 31, 2021 compared to 74.0% and 74.1% of revenue for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2021, we had two customers representing 17.8% and 15.4% of total revenue, respectively.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (i) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Results of Operations

The following year-to-year comparative statements include the 2021 and 2020 year periods. For comparative statements for 2020 and 2019 periods, please refer to our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2021.

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended
	December 31,
	2021	2020
Revenue:
Product	95.8%	94.8%
Services	4.2	5.2
Total revenue	100.0	100.0
Cost of revenue:
Product	52.8	53.2
Services	4.0	5.0
Total cost of revenue	56.8	58.2
Gross profit	43.2	41.8
Operating expenses:
Research and development	9.9	13.0
Sales and marketing	7.1	8.2
General and administrative	7.0	8.4
Total operating expenses	24.0	29.6
Income from operations	19.2	12.2
Other (expense) income:
Interest income	—	0.2
Interest expense	(0.7)	(1.1)
Other, net	(0.3)	0.5
Total other expense	(1.0)	(0.4)
Income before income taxes	18.2	11.8
Income tax provision	3.3	1.2
Net income	14.9%	10.6%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period
	December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue:
Product	$634,445	$449,903	$184,542	41.0%
Percentage of revenue	95.8%	94.8%
Services	27,983	24,657	3,326	13.5%
Percentage of revenue	4.2%	5.2%
Total revenue	$662,428	$474,560	$187,868	39.6%

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $634.4 million or 95.8% of revenue in 2021, compared with $449.9 million or 94.8% of revenue in 2020. The increase in product revenue in 2021 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2021 and 2020 was $68.4 million and $23.1 million, respectively. The increase was primarily due to an increase in system prepayments in the current year and the number of systems sold.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $28.0 million, or 4.2% of revenue for 2021, compared with $24.7 million, or 5.2% of revenue for 2020. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also uses revenue categorizations which break down revenue into other groupings. Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Systems and Customer Satisfaction and Innovation (also known as “aftermarket”) revenue, in which “CS&I” or “Aftermarket” revenue is

A.	The portion of Product revenue relating to spare parts, product upgrades and used systems combined with;
B.	Service revenue, which is the labor component of aftermarket revenues

Aftermarket revenue reflect current fab utilization as opposed to System revenue, which reflects capital investment decisions by our customers, which have differing economic drivers;

●	Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and
●	Revenue by our customers’ end markets, since they tend to be subject to different economic environments at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period; currently, management uses three end market categories: Memory, mature process technology and leading edge foundry and logic.

The CS&I/aftermarket revenue categories for the twelve month periods ended December 31, 2021 and 2020 are discussed below.

CS&I/Aftermarket

Revenue from our aftermarket business was $207.8 million in 2021, compared to $180.9 million for 2020. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit (dollars in thousands):

	Year ended		Period-to-Period
	December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Gross Profit:
Product	$284,887	$197,513	$87,374	44.2%
Product gross margin	44.9%	43.9%

Services	1,558	1,071	487	45.5%
Services gross margin	5.6%	4.3%
Total gross profit	$286,445	$198,584	$87,861	44.2%
Gross margin	43.2%	41.8%

Product

Gross margin from product revenue was 44.9% for the twelve months ended December 31, 2021, compared to 43.9% for the twelve months ended December 31, 2020. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 5.6% for the twelve months ended December 31, 2021, compared to 4.3% for the twelve months ended December 31, 2020. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period
	December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development	$65,431	$61,833	$3,598	5.8%
Percentage of revenue	9.9%	13.0%
Sales and marketing	47,548	38,746	8,802	22.7%
Percentage of revenue	7.1%	8.2%
General and administrative	46,141	39,964	6,177	15.5%
Percentage of revenue	7.0%	8.4%
Total operating expenses	$159,120	$140,543	$18,577	13.2%
Percentage of revenue	24.0%	29.6%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses. Personnel costs are our largest expense, representing $100.3 million, or 63.1% of our total operating expenses, for the year ended December 31, 2021; and $90.1 million, or 64.1% of our total operating expenses for the year ended December 31, 2020.

Research and Development

	Year ended		Period-to-Period
	December 31,		Change
	2021	2020	$ %

	(dollars in thousands)
Research and development	$65,431	$61,833	$3,598	5.8%
Percentage of revenue	9.9%	13.0%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual research and development budgets to fund programs that we expect will drive competitive advantages.

Research and development expense was $65.4 million in 2021, an increase of $3.6 million, or 5.8%, compared with $61.8 million in 2020. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increased material and supplies expense and depreciation associated with capital additions to support ongoing projects.

Sales and Marketing

	Year ended		Period-to-Period
	December 31,		Change
	2021	2020	$ %

	(dollars in thousands)
Sales and marketing	$47,548	$38,746	$8,802	22.7%
Percentage of revenue	7.1%	8.2%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $47.5 million in 2021, an increase of $8.8 million, or 22.7%, compared with $38.7 million in 2020. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increased freight and project materials expense.

General and Administrative

	Year ended		Period-to-Period
	December 31,		Change
	2021	2020	$ %

	(dollars in thousands)
General and administrative	$46,141	$39,964	$6,177	15.5%
Percentage of revenue	7.0%	8.4%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $46.1 million in 2021, an increase of $6.2 million, or 15.5% compared with $40.0 million in 2020. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increases in various other expenses to support growth.

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

	Year ended		Period-to-period
	December 31,		change
	2021	2020	$ %

	(dollars in thousands)
Other expense	$(6,897)	$(2,155)	$(4,742)	220.0%
Percentage of revenue	(1.0)%	(0.4)%

Other expense for the year ended December 31, 2021 was $6.9 million, which includes $5.1 million of interest expense related to our sale leaseback obligation and $2.5 million of foreign currency translation losses, slightly offset by other miscellaneous income of $0.3 million, a reversal of interest expense of $0.2 million relating to a tax position for which the statute of limitations expired and interest income of $0.2 million. Other expense for the year ended December 31, 2020 was $2.2 million, which includes $5.2 million of interest expense related to our sale leaseback obligation, offset partially by $1.4 million of foreign currency translation gains, other miscellaneous income of $0.9 million and interest income of $0.7 million.

Income Taxes

	Year ended		Period-to-period
	December 31,		change
	2021	2020	$ %

	(dollars in thousands)
Income tax provision	$21,778	$5,904	$15,874	268.9%
Percentage of revenue	3.3%	1.2%

Income tax expense was $21.8 million for the year ended December 31, 2021 compared to $5.9 million in the previous year. The effective tax rate for the year ended December 31, 2021 was 18.1% compared to 10.6% for year the ended December 31, 2020.  The increase in the effective tax rate is primarily due to a previously unrecognized tax benefit of $4.3 million in the prior year. We have significant net operating loss carryforwards in the United States and certain European jurisdictions, and as a result, we do not currently pay significant income taxes in those jurisdictions.

At December 31, 2021, we had $35.5 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. We have recorded a $7.7 million valuation allowance against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

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

In 2021, $150.2 million of cash was provided by operating activities. This compares to $69.7 million of cash provided by operations in 2020. Cash and cash equivalents at December 31, 2021 was $294.9 million, compared to $203.5 million at December 31, 2020. Approximately $32.6 million of cash was located in foreign jurisdictions as of December 31, 2021. In addition to the cash and cash equivalent balance at December 31, 2021, we had $0.8 million in restricted cash which relates to a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2021 was $469.1 million. At December 31, 2021, we had no bank debt.

Capital expenditures were $8.7 million for the year ended December 31, 2021. Capital expenditures were $7.4 million for the year ended December 31, 2020. Total capital expenditures for 2022 are projected to be approximately

$13.0 million. Future capital expenditures beyond 2022 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities for the year ended December 31, 2021 was $52.4 million, which consisted of $50.0 million related to our stock repurchase program, $6.6 million related to net settlement of restricted stock issuances and $0.8 million related to principal reduction on our financing lease. These amounts were partially offset by $3.7 million in proceeds of stock option exercises and $1.2 million in proceeds from our employee stock purchase plan. Cash used in financing activities was $2.4 million for the year ended December 31, 2020, which consisted of $7.5 million related to our stock repurchase program, $3.9 million related to net settlement of restricted stock issuances, and $0.4 million of principal payment on our finance lease obligation. These uses of cash were partially offset by $8.4 million in proceeds of stock option exercises and $1.0 million in proceeds from our employee stock purchase plan.

We have outstanding letters of credit, surety bonds and deposits in the amount of $14.4 million to cover the security deposit under the lease of our headquarters, our workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2021 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2022	2023	2024
Surety bonds	$7,707	$4,322	$893	$2,492
Standby letters of credit and deposits	6,647	6,575	—	72
Total	$14,354	$10,897	$893	$2,564

The following represents our contractual obligations as of December 31, 2021 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	2027 - Beyond
Sale leaseback obligation	$97,999	$5,980	$12,366	$11,938	$67,715
Purchase order commitments	226,448	223,922	2,441	19	66
Operating leases	9,760	4,939	3,512	1,236	73
Total	$334,207	$234,841	$18,319	$13,193	$67,854

We have no off-balance sheet arrangements as of December 31, 2021.

We have net operating loss and tax credit carryforwards, the tax effect of which aggregate $33.7 million at December 31, 2021. These carryforwards, which expire principally between 2022 and 2034, are available to reduce future income tax liabilities in the United States and certain foreign jurisdictions.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2021, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2021, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $10.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with any domestic debt service requirements. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

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

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of December 31, 2021, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Related-Party Transactions

There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2021, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents at December 31, 2021. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2021 and 2020, approximately 21.6% and 26.0% of our revenue, respectively, were derived in local currencies from foreign operations with this inherent risk. In addition, at both December 31, 2021 and 2020, our operations outside of the United States accounted for approximately 12.6% and 13.7% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We currently do not use derivative financial instruments in managing our foreign currency exchange risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

February 25, 2022

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

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2022 (the “Proxy Statement”) captioned:

●	“Proposal 1: Election of Directors,”

●	“Board of Directors,”

●	“Board Committees,” and

●	“Corporate Governance.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

●	“Share Ownership of 5% Stockholders,” and

●	“Share Ownership of Directors and Executive Officers.”

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1)	Financial Statements:

2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019.

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

Item 16. Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Systems Revenue recognition
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generates revenue from the sale of ion implantation and other processing equipment used in the manufacture of semiconductor chips (“systems revenue”). The Company’s revenue contracts for systems have multiple performance obligations, including the systems themselves and obligations that are not delivered simultaneously with the systems. Systems revenue accounted for $454.6 million of the Company’s total revenue of $662.4 million in 2021.

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

Estimate of Excess Inventory
Description of the Matter

The Company’s inventories totaled $195.0 million, net, as of December 31, 2021. As described in Note 2 and Note 6 to the consolidated financial statements, the Company records a provision for estimated excess inventory. Management determines the provision using its assumptions of future materials usage, based on estimates of demand and market conditions.

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

Boston, Massachusetts

February 25, 2022

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2021	2020	2019
Revenue:
Product	$634,445	$449,903	$319,505
Services	27,983	24,657	23,453
Total revenue	662,428	474,560	342,958
Cost of revenue:
Product	349,558	252,390	175,732
Services	26,425	23,586	23,074
Total cost of revenue	375,983	275,976	198,806
Gross profit	286,445	198,584	144,152
Operating expenses:
Research and development	65,431	61,833	53,931
Sales and marketing	47,548	38,746	34,290
General and administrative	46,141	39,964	31,726
Total operating expenses	159,120	140,543	119,947
Income from operations	127,325	58,041	24,205
Other (expense) income:
Interest income	209	738	2,955
Interest expense	(4,835)	(5,211)	(5,155)
Other, net	(2,271)	2,318	(1,083)
Total other expense	(6,897)	(2,155)	(3,283)
Income before income taxes	120,428	55,886	20,922
Income tax provision	21,778	5,904	3,888
Net income	$98,650	$49,982	$17,034
Net income per share:
Basic	$2.94	$1.50	$0.52
Diluted	$2.88	$1.46	$0.50
Shares used in computing net income per share:
Basic weighted average common shares	33,555	33,257	32,559
Diluted weighted average common shares	34,268	34,128	33,828

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2021	2020	2019
Net income	$98,650	$49,982	$17,034
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,881)	3,427	(444)
Amortization of actuarial gain (loss) and other adjustments from pension plan, net of tax	211	266	(262)
Total other comprehensive (loss) income	(1,670)	3,693	(706)
Comprehensive income	$96,980	$53,675	$16,328

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$294,923	$203,479
Accounts receivable, net	104,410	86,865
Inventories, net	194,984	161,076
Prepaid expenses and other current assets	24,929	19,371
Total current assets	619,246	470,791
Property, plant and equipment, net	34,972	29,840
Operating lease assets	9,242	4,542
Finance lease assets, net	19,238	20,544
Long-term restricted cash	757	753
Deferred income taxes	35,454	57,851
Other assets	34,331	40,303
Total assets	$753,240	$624,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,025	$24,013
Accrued compensation	30,732	24,562
Warranty	6,424	4,280
Income taxes	887	654
Deferred revenue	60,454	21,221
Current portion of finance lease obligation	979	756
Other current liabilities	12,639	8,945
Total current liabilities	150,140	84,431
Long-term finance lease obligation	46,415	47,393
Long-term deferred revenue	7,982	1,837
Other long-term liabilities	9,744	9,361
Total liabilities	214,281	143,022
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,240 shares issued and outstanding at December 31, 2021; 33,633 shares issued and outstanding at December 31, 2020	33	34
Additional paid-in capital	559,883	570,102
Accumulated deficit	(22,722)	(91,969)
Accumulated other comprehensive income	1,765	3,435
Total stockholders’ equity	538,959	481,602
Total liabilities and stockholders’ equity	$753,240	$624,624

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	32,558	$33	$565,116	$(157,260)	$448	$408,337
Net income	—	—	—	17,034	—	17,034
Foreign currency translation adjustments	—	—	—	—	(444)	(444)
Change in pension obligation, net of tax	—	—	—	—	(262)	(262)
Exercise of stock options	775	1	5,104	—	—	5,105
Issuance of shares under Employee Stock Purchase Plan	54	—	1,016	—	—	1,016
Issuance of restricted common shares	250	—	(1,633)	—	—	(1,633)
Stock-based compensation expense	—	—	8,018	—	—	8,018
Repurchase of common stock	(1,052)	(1)	(17,743)	—	—	(17,744)
Balance at December 31, 2019	32,585	33	559,878	(140,226)	(258)	419,427
Net income	—	—	—	49,982	—	49,982
Foreign currency translation adjustments	—	—	—	—	3,427	3,427
Change in pension obligation, net of tax	—	—	—	—	266	266
Exercise of stock options	1,001	1	8,418	—	—	8,419
Issuance of shares under Employee Stock Purchase Plan	41	—	1,011	—	—	1,011
Issuance of restricted common shares	364	—	(3,915)	—	—	(3,915)
Stock-based compensation expense	—	—	10,485	—	—	10,485
Repurchase of common stock	(358)	—	(5,775)	(1,725)	—	(7,500)
Balance at December 31, 2020	33,633	34	570,102	(91,969)	3,435	481,602
Net income	—	—	—	98,650	—	98,650
Foreign currency translation adjustments	—	—	—	—	(1,881)	(1,881)
Change in pension obligation, net of tax	—	—	—	—	211	211
Exercise of stock options	396	—	3,687	—	—	3,687
Issuance of shares under Employee Stock Purchase Plan	26	—	1,179	—	—	1,179
Issuance of restricted common shares	326	—	(6,564)	—	—	(6,564)
Stock-based compensation expense	—	—	12,067	—	—	12,067
Repurchase of common stock	(1,141)	(1)	(20,588)	(29,403)	—	(49,992)
Balance at December 31, 2021	33,240	$33	$559,883	$(22,722)	$1,765	$538,959

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$98,650	$49,982	$17,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,818	9,939	7,880
Gain on sale of equipment	—	(168)	—
Deferred income taxes	20,257	4,685	3,304
Stock-based compensation expense	12,067	10,485	8,173
Provision for doubtful accounts	—	—	818
Provision for excess and obsolete inventory	3,755	3,696	2,794
Changes in operating assets and liabilities:
Accounts receivable	(18,146)	(1,393)	(6,002)
Inventories	(39,023)	(17,652)	(17,953)
Prepaid expenses and other current assets	(3,955)	(7,322)	(104)
Accounts payable and other current liabilities	22,046	18,062	(19,150)
Deferred revenue	45,385	(6,215)	6,672
Income taxes	253	332	(162)
Other assets and liabilities	(1,917)	5,272	(16,898)
Net cash provided by (used in) operating activities	150,190	69,703	(13,594)

Cash flows from investing activities
Proceeds from sale of equipment	—	168	—
Expenditures for property, plant and equipment and capitalized software	(8,718)	(7,434)	(11,969)
Net cash used in investing activities	(8,718)	(7,266)	(11,969)

Cash flows from financing activities
Net settlement on restricted stock grants	(6,564)	(3,915)	(1,632)
Repurchase of common stock	(49,992)	(7,501)	(17,744)
Proceeds from Employee Stock Purchase Plan	1,179	1,009	863
Principal payments on finance lease obligation	(763)	(399)	—
Proceeds from exercise of stock options	3,687	8,419	5,105
Net cash used in financing activities	(52,453)	(2,387)	(13,408)

Effect of exchange rate changes on cash and cash equivalents	2,429	(2,352)	603
Net increase (decrease) in cash, cash equivalents and restricted cash	91,448	57,698	(38,368)

Cash, cash equivalents and restricted cash at beginning of period	204,232	146,534	184,902
Cash, cash equivalents and restricted cash at end of period	$295,680	$204,232	$146,534

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$1,500	$876	$1,028
Interest	$5,086	$5,156	$5,207

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

Events occurring subsequent to December 31, 2021 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

For the year ended December 31, 2021 we had $2.5 million in foreign exchange loss. For the year ended December 31, 2020 we had $1.4 million in foreign exchange gain. For the year ended December 31, 2019 we had $0.6 million in foreign exchange loss.

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

We did not have any indicators of impairment during the period ending December 31, 2021. We did not record an impairment charge in the years ended December 31, 2021, 2020, or 2019.

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

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 69.5%, 74.0% and 74.1% of revenue in 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021 we had two customers representing 17.8% and 15.4% of total revenue, respectively. For the year ended December 31, 2020, we had two customers representing 17.9% and 16.4% of total revenue, respectively. For the year ended December 31, 2019, we had three customers representing 18.2%, 14.2% and 12.0% of total revenue, respectively.

As of December 31, 2021, we had two customers account for 29.1% and 13.6% of consolidated accounts receivable, respectively. As of December 31, 2020, we had two customers account for 23.8% and 11.9% of consolidated accounts receivable, respectively.

Some of the components and sub-assemblies included in our products are obtained either from a sole source or a limited group of suppliers. Disruption to our supply source, resulting either from economic conditions or other factors, could affect our ability to deliver products to our customers.

(i)          Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers or (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation based upon the relative standalone selling price for each performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. To account for and measure revenue, we apply the following five steps:

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

Where required, we determine standalone selling price (“SSP”) for each obligation based on consideration of both market and Company specific factors, including the selling price and profit margin for similar products, the cost to produce, and the anticipated margin.

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

The components of net income per share are as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands, except per share data)
Net income available to common stockholders	$98,650	$49,982	$17,034
Weighted average common shares outstanding used in computing basic income per share	33,555	33,257	32,559
Incremental options and RSUs	713	871	1,269
Weighted average common shares used in computing diluted net income per share	34,268	34,128	33,828
Net income per share
Basic	$2.94	$1.50	$0.52
Diluted	$2.88	$1.46	$0.50

Diluted weighted average common shares outstanding does not include restricted stock units outstanding to purchase 2,554, 1,951 and 232,844 common equivalent shares for the periods ended December 31, 2021, 2020 and 2019, respectively, as their effect would have been anti-dilutive.

(o)          Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income, net of tax, by component, for the year ended December 31, 2021:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2020	$3,945	$(510)	$3,435
Other comprehensive loss and pension reclassification	(1,881)	211	(1,670)
Balance at December 31, 2021	$2,064	$(299)	$1,765

(p)         Recent Accounting Guidance

Accounting Standards Update 2019-12 Income Taxes (Topic 740)

We adopted Financial Accounting Standards Board ASU No. 2019-12 “Income Taxes (Topic 740)” (“ASU 2019-12”) as of January 1, 2021 on a prospective basis. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions from the previous standard as well as requiring entities to include franchise tax partially based on income as an income based tax and to account for an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance in ASU 2019-12 is required for annual reporting periods beginning after December 15, 2020. Adoption of ASU 2019-12 had no material effect on our consolidated financial statements and disclosures.

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

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2021	2020	2019

	(in thousands)
Systems	$454,598	$293,624	$202,571
Aftermarket	207,830	180,936	140,387
Total Revenue	$662,428	$474,560	$342,958

(b)	Economic Factors Affecting our Revenue: Geographic Breakdown of Revenue

Global economic conditions have a direct impact on our revenue. We are substantially dependent on sales of our products and services to customers outside of the United States. Adverse economic conditions, political instability, potential adverse tax consequences, regulatory changes and volatility in exchange rates pose a risk that our clients may reduce, postpone or cancel spending for our products and services, which would impact our revenue.

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2021	2020	2019

	(in thousands)
North America	$48,715	$50,786	$36,206
Asia Pacific	516,105	385,233	251,020
Europe	97,608	38,541	55,732
Total Revenue	$662,428	$474,560	$342,958

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract liabilities are as follows:

	Year ended
	December 31,
	2021	2020	2019

	(in thousands)
Balance, beginning of the period	$23,058	$29,251	$22,584
Deferral of revenue	66,349	17,862	24,403
Recognition of deferred revenue	(20,971)	(24,055)	(17,736)
Balance, end of the period	$68,436	$23,058	$29,251

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments received or amounts invoiced in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

As of December 31, 2021, we had deferred revenue of $68.4 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied. Short-term deferred revenue of $60.5 million as of December 31, 2021 represents performance obligations that are expected to be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $8.0 million as of December 31, 2021 relates prepayments made prior to system delivery as well as to extended warranty performance obligations that we expect to be completed in excess of the next 12 months but within the next 24 months.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$294,923	$203,479
Long-term restricted cash	757	753
Total cash, cash equivalents and restricted cash	$295,680	$204,232

As of December 31, 2021, we had $0.8 million in restricted cash which relates to a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

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

The following table shows changes of the allowances for credit losses related to trade receivables for the twelve months ended December 31, 2020 and 2019, respectively:

	Year ended
	December 31,
	2021	2020

	(in thousands)
Balance, beginning of period	$—	$818
Provision for credit losses	—	—
Charge-offs	—	(818)
Recoveries	—	—
Balance, end of period	$—	$—

The components of accounts receivable are as follows:

	December 31,
	2021	2020

	(in thousands)
Trade receivables	$104,410	$86,865
Allowance for doubtful accounts	—	—
Trade receivables, net	$104,410	$86,865

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,
	2021	2020

	(in thousands)
Raw materials	$133,784	$100,254
Work in process	43,164	33,867
Finished goods (completed systems)	18,036	26,955
Inventories, net	$194,984	$161,076

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and the size and utilization of our installed base, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2021, we recorded a decrease of $1.9 million in inventory reserves. At December 31, 2021 and 2020, inventories are stated net of inventory reserves of $6.5 million and $8.3 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, we recorded charges to cost of sales of $3.8 million, $3.7 million and $2.8 million, respectively, to reflect the lower of cost or net realizable value.

We have inventory on consignment at customer locations at December 31, 2021 and 2020, of $5.5 million and $4.9 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2021	2020

	(in thousands)
Land and buildings	$15,881	$10,887
Machinery and equipment	34,312	30,768
Construction in process	6,852	6,697
Total cost	57,045	48,352
Accumulated depreciation	(22,073)	(18,512)
Property, plant and equipment, net	$34,972	$29,840

Depreciation expense was $4.2 million, $3.4 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2021	2020

	(in thousands)
Internal use assets	$60,596	$62,462
Construction in process	172	156
Total cost	60,768	62,618
Accumulated depreciation	(28,764)	(24,155)
Assets manufactured for internal use, net	$32,004	$38,463

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $5.3 million, $5.2 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9. Leases

We have operating leases for manufacturing, office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease in relation to the 2015 sale-leaseback of our corporate headquarters in Beverly, Massachusetts. We review all agreements to determine if the agreement contains a lease component. An agreement contains a lease component if it provides the use of a specific physical space or a specific physical item.

We recognize operating lease obligations under Accounting Standards Codification Leases (Topic 842). The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. The value of the right-of-use asset is initially determined based on the net present value of the associated liability, and is adjusted for deferred costs and possible impairments, if any. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		December 31,	December 31,
Leases	Classification	2021	2020

Assets		(in thousands)
Operating leases	Operating lease assets	$9,242	$4,542
Finance lease	Finance lease assets *	19,238	20,544
Total leased assets		$28,480	$25,086
Liabilities
Current
Operating	Other current liabilities	$4,716	$2,573
Finance	Current portion of finance lease obligation	979	756
Noncurrent
Operating	Other long-term liabilities	4,357	1,949
Finance	Finance lease obligation	46,415	47,393
Total lease liabilities		$56,467	$52,671

* Finance lease assets are recorded net of accumulated depreciation of $48.6 million and includes $0.7 million of prepaid financing costs as of December 31, 2021. Finance lease assets are recorded net of accumulated depreciation of $48.4 million and includes $0.7 million of prepaid financing costs as of December 31, 2020.

All of our office locations support selling and servicing functions. We also have a manufacturing facility in South Korea. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the twelve-month periods ended December 31, 2021, 2020 and 2019 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2021	2020	2019

Operating lease cost		(in thousands)
Service	Cost of revenue	$2,978	$2,402	$2,315
Research and development	Operating expenses	430	491	313
Sales and marketing*	Operating expenses	1,605	1,389	1,378
General and administrative*	Operating expenses	996	877	788
Total operating lease cost		$6,009	$5,159	$4,794
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$1,306	$1,336	$1,348
Interest on lease liabilities	Interest expense	5,086	5,211	5,155
Total finance lease cost		$6,392	$6,547	$6,503

Total lease cost		$12,401	$11,706	$11,297

* Sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $1.9 million, $1.2 million and $0.9 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2022	$5,980	$4,939	$10,919
2023	6,114	2,610	8,724
2024	6,252	902	7,154
2025	5,930	700	6,630
2026	6,008	464	6,472
Thereafter	67,715	73	67,788
Total lease payments	$97,999	$9,688	$107,687
Less interest portion*	(50,605)	(615)	(51,220)
Finance lease and operating lease obligations	$47,394	$9,073	$56,467

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

December 31,
Lease term and discount rate	2021
Weighted-average remaining lease term (years):
Operating leases	2.6
Finance leases	15.1
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

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

	Year ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2021	2020	2019

	(in thousands)
Operating cash outflows from operating leases	$6,009	$5,159	$4,794
Operating cash outflows from finance leases	5,086	5,321	5,594
Financing cash outflows from finance leases	763	399	—
Operating lease assets obtained in exchange for operating lease liabilities	8,670	2,369	5,849
Finance lease assets obtained in exchange for new finance lease liabilities	—	—	—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Balance at January 1 (beginning of year)	$4,612	$3,244	$5,091
Warranties issued during the period	7,808	5,005	3,615
Settlements made during the period	(4,282)	(4,270)	(5,548)
Changes in estimate of liability for pre-existing warranties during the period	(1,214)	633	86
Balance at December 31 (end of period)	$6,924	$4,612	$3,244

Amount classified as current	$6,424	$4,280	$2,759
Amount classified as long-term	500	332	485
Total warranty liability	$6,924	$4,612	$3,244

Note 11. Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting purposes and, as such, we recorded a financing obligation of $47.4 million as of December 31, 2021, $1.0 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. We posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is currently issued under the credit facility described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The

Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of December 31, 2021, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2021, 2020 and 2019 we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $2.2 million, $2.0 million and $1.9 million, for 2021, 2020 and 2019, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $4.7 million and $5.1 million at December 31, 2021 and 2020, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2021	2020

	(in thousands)
Long-term:
Other long-term liabilities	4,681	5,121
Total liabilities	$4,681	$5,121

The expense recorded in connection with these plans was $1.5 million, $1.2 million and $1.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Note 13. Stock Award Plans and Stock Based Compensation

(a)          Equity Incentive Plans

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan” or the “Plan”), which became effective on May 2, 2012.

The 2012 Equity Plan, as amended, reserves 9.5 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors and consultants of the Company. The total number of shares reserved for issuance under the Plan is the sum of 7.76 million shares approved by the shareholders, and 1.78 million shares added in accordance with the terms of the Plan as a result of the expiration or forfeiture of awards granted under our prior equity plan. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) revert back to the Plan.

The term of stock options granted under the Plan is specified in the award agreements. Unless a lesser term is otherwise specified by the Compensation Committee of the Company’s Board of Directors, awards under the 2012 Equity Plan will expire seven years from the date of grant. Under the terms of the Plan, the exercise price of a stock option may not be less than the fair market value of a share of the Company’s common stock on the date of grant. Under the 2012 Equity Plan, fair market value is defined as the last reported sale price of a share of the Company’s common stock on a national securities exchange as of any applicable date, as long as the Company’s shares are traded on such exchange.

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

Restricted stock units granted to employees during 2021 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non-employee members of the Company’s Board of Directors generally vest over a service period of six months. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued common shares. No restricted stock was granted during the three year period ended December 31, 2021.

As of December 31, 2021, there were 1.5 million shares available for grant under the 2012 Equity Plan.

As of December 31, 2021, there were 0.1 million options outstanding and 0.9 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

The 2020 ESPP is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the 2020 ESPP was approximately $0.2 million for the year ended December 31, 2021. Compensation expense under the 2020 ESPP and our prior employee stock purchase plan (the “2000 ESPP”) was approximately $0.2 million for the year ended December 31, 2020. Compensation expense under the 2000 ESPP was approximately $0.2 million for the year ended December 31, 2019.

As of December 31, 2021, there were approximately 1.0 million shares reserved for issuance and available for purchase under the 2020 ESPP, with 10,588 shares purchased on that date to be issued pending settlement. Less than 0.1 million shares were purchased under the 2020 ESPP for the year ended December 31, 2021. The 2000 ESPP expired in June 2020. Less than 0.1 million shares were purchased under the 2020 ESPP and 2000 ESPP for the year ended December 31, 2020. Less than 0.1 million shares were purchased under the 2000 ESPP in the year ended December 31, 2019.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, we use the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

Year ended December 31,
2021
Weighted-average expected volatility	53.07%
Weighted-average expected term	4.71 years
Risk-free interest rate	1.22%
Expected dividend yield	0.00%

There were no stock option awards granted in 2020 and 2019.

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant.

(d)          Summary of Stock-based Compensation Expense

We use the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock-based awards, including executive officer awards, for the years ended December 31, 2021, 2020 and 2019.

For the years ended December 31, 2021, 2020 and 2019, we recognized stock-based compensation expense of $12.1 million, $10.5 million and $8.2 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2021, 2020 and 2019, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported in the consolidated statements of cash flows as part of cash flows from operating activities. Axcelis had tax deductions in excess of recognized compensation cost of $18.7 million for the year ended December 31, 2021 which resulted in a tax benefit of $3.9 million.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2020	504	$9.93
Granted	3	61.81
Exercised	(396)	9.31
Canceled	—	—
Expired	—	—
Outstanding at December 31, 2021	111	$13.51	0.73	$6,792
Exercisable at December 31, 2021	108	$12.17	0.56	$6,753
Options Vested at December 31, 2021	108	$12.17	0.56	$6,753

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2021, 2020 and 2019 was $12.8 million, $18.4 million and $10.9 million, respectively.

No stock options vested during the year ended December 31, 2021. The total fair value of stock options vested during the years ended December 31, 2020 and 2019 was $0.1 million and $0.9 million respectively. As of December 31, 2021, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan.

(f)          Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2021 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2021, 2020 and 2019. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non-vested restricted stock units for the year ended December 31, 2021 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2020	1,089	$20.77
Granted	318	38.54
Vested	(496)	21.32
Forfeited	(12)	19.76
Outstanding at December 31, 2021	899	$26.74

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2021, 2020 and 2019 was $38.54, $23.60 and $17.08, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2021, there was

$18.5 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. At December 31, 2021 and 2020, there were 33.2 million and 33.6 million outstanding shares of common stock, respectively.

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

The following table sets forth Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$261,090	$—	$—	$261,090

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$172,119	$—	$—	$172,119

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 16. Commitments and Contingencies

In addition to the finance and operating leases discussed in Note 9, we have purchase commitments and other contingency considerations.

(a)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $226.4 million at December 31, 2021, approximately $224 million are expected to occur in 2022.

(b)          Litigation

We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations. We are, from time to time, a party to litigation that arises in the normal course of our business operations.

(c)          Indemnifications

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

Revenue by product lines is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Ion implantation systems and services	$645,504	$456,788	$326,029
Other systems and services	16,924	17,772	16,929
Total revenue	$662,428	$474,560	$342,958

Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets

	(in thousands)
2021
United States	$519,408	$63,590
Europe	36,622	191
Asia Pacific	106,398	3,194
	$662,428	$66,975
2020
United States	$351,069	$67,521
Europe	28,977	235
Asia Pacific	94,514	547
	$474,560	$68,303
2019
United States	$256,092	$67,336
Europe	28,743	—
Asia Pacific	58,123	748
	$342,958	$68,084

Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Asia Pacific consist of manufacturing, sales and service organizations. Operations in Europe consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $613.5 million (92.6% of total revenue), $423.7 million (89.3% of total revenue) and $306.6 million (89.4% of total revenue) in 2021, 2020 and 2019, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
United States	$116,380	$51,934	$18,148
Foreign	4,048	3,952	2,774
Income before income taxes	$120,428	$55,886	$20,922

Provision for income taxes is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Current:
United States
Federal	$—	$—	$—
State	82	157	5
Foreign	1,439	1,062	579
Total current	1,521	1,219	584
Deferred:
Federal	20,521	4,594	3,962
State	406	295	(855)
Foreign	(670)	(204)	197
Total deferred	20,257	4,685	3,304
Income tax provision	$21,778	$5,904	$3,888

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate of 18.1% is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Income taxes at the United States statutory rate	$25,290	$11,736	$4,393
State income taxes	387	226	78
Unrecognized tax benefits	(222)	—	(251)
Effect of change in valuation allowance	(1,443)	806	1,492
Foreign income tax rate differentials	152	181	129
Stock based compensation	(3,658)	(2,803)	(1,257)
Credit expirations	2,342	(14)	894
Rate change	159	151	194
Credit generation	(3,096)	(2,473)	(3,124)
Discrete items, net	72	(147)	18
Previously unrecognized tax benefit	—	(4,063)	—
GILTI inclusion	301	732	566
Other, net	1,494	1,572	756
Income tax provision	$21,778	$5,904	$3,888

Significant components of long-term deferred income taxes are as follows:

	Year ended December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$5,635	$23,193
State net operating loss carryforwards	727	969
Foreign net operating loss carryforwards	371	529
Federal tax credit carryforwards	18,840	19,377
State tax credit carryforwards	8,138	7,358
Property, plant and equipment	8,967	9,501
Operating lease liability	792	348
Accrued compensation	280	16
Inventories	1,729	2,271
Stock compensation	1,401	1,566
Warranty	1,471	982
Deferred revenue	836	1,032
Capitalized research and development costs	—	5,785
Gross deferred tax assets	49,187	72,927
Valuation allowance	(7,689)	(9,133)
Net deferred tax assets	41,498	63,794
Deferred tax liabilities:
Intangible assets	(72)	(80)
Right-of-use asset	(4,918)	(4,756)
Other	(1,054)	(1,107)
Gross deferred tax liabilities	(6,044)	(5,943)
Deferred taxes, net	$35,454	$57,851

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

At December 31, 2021, we had $35.5 million of net deferred tax assets worldwide relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. At December 31, 2021, we maintain a $7.7 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents a decrease of $1.4 million from the prior year.

At December 31, 2021, we have federal and state net operating loss carryforwards of $30.5 million and $13.6 million, respectively. Federal and net operating losses will expire between 2033 and 2034. State net operating losses will expire between 2022 and 2034. The federal net operating loss carryforwards are subject to an uncertain tax position reserve of $3.7 million. At December 31, 2021, we have foreign net operating loss carryforwards of $1.5 million. The majority of our foreign net operating losses have an unlimited carryforward period.

At December 31, 2021, we have research and development and other tax credit carryforwards of $38.3 million. These carry forwards are subject to an uncertain tax position reserve of $9.2 million. These credits can be used to reduce future federal and state income tax liabilities and expire principally between 2022 and 2035.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2021, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2021, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $10.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

At December 31, 2021, we had unrecognized tax benefits related to uncertain tax positions of approximately $10.0 million, all of which reduced the Company’s deferred tax assets and the offsetting valuation allowance.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Balance at beginning of year	$10,044	$9,799	$9,127
(Decrease) / increase in unrecognized tax benefits as a result of tax positions taken during a prior period	(546)	(502)	215
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	(472)	—	(334)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	935	747	791
Balance at end of year	$9,961	$10,044	$9,799

Recorded as other long-term liability	$—	$472	$409
Recorded as a decrease in deferred tax assets	9,961	9,572	9,390
Balance at end of year	$9,961	$10,044	$9,799

As of December 31, 2021, we had $10.0 million of unrecognized tax benefits which, if recognized would reduce the effective tax rate.

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2021
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	9,133	780	2,224	7,689
Year ended December 31, 2020
Allowance for doubtful accounts and returns	$818	$—	$818	$—
Deferred tax valuation allowance	8,327	806	—	9,133
Year ended December 31, 2019
Allowance for doubtful accounts and returns	$—	$818	$—	$818
Deferred tax valuation allowance	6,835	1,492	—	8,327

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 13, 2014. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 19, 2014.

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

10.3*

Form of Indemnification Agreement approved by the Board of Directors of the Company on February 9, 2012 for use with each of its directors and officers. Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.

10.4*

Form of Change in Control Agreement, as amended, as approved by the Compensation Committee of the Board of Directors on November 11, 2016, between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended December 31, 2016 filed with the Commission on March 14, 2017.

10.5*

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

10.7*

Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.

10.8*	Named Executive Officer Base Compensation at February 25, 2022. Filed herewith.

10.9*	Non-Employee Director Cash Compensation at February 25, 2022. Filed herewith.

10.10*

Amended and Restated Employment Agreement between the Company and Mary G. Puma dated November 6, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

10.11*

Form of Amended and Restated Executive Separation Pay Agreement between the Company and Kevin J. Brewer, William Bintz, John E. Aldeborgh, Russell Low, Lynnette C. Fallon and Douglas Lawson dated May 15, 2019. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

10.12

Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

Exhibit No.	Description

10.13

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

10.14

Guarantee and Collateral Agreement dated as of July 31, 2020 made by the Company and the other grantors referred to therein in favor of Silicon Valley Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 6, 2020.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 25, 2022. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 25, 2022. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 25, 2022. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 25, 2022. Filed herewith.

101

The following materials from the Company’s Form 10-K for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mary G. Puma	Director and Principal Executive Officer	February 25, 2022
Mary G. Puma

/s/ Kevin J. Brewer	Principal Accounting and Financial Officer	February 25, 2022
Kevin J. Brewer

/s/ Tzu-Yin Chiu	Director	February 25, 2022
Tzu-Yin Chiu

/s/ Richard J. Faubert	Director	February 25, 2022
Richard J. Faubert

/s/ Arthur L. George, Jr.	Director	February 25, 2022
Arthur L. George Jr.

/s/ Joseph P. Keithley	Director	February 25, 2022
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	February 25, 2022
John T. Kurtzweil

/s/ Thomas St. Dennis	Director	February 25, 2022
Thomas St. Dennis

/s/ Jorge Titinger	Director	February 25, 2022
Jorge Titinger

	Director	February 25, 2022
Jeanne Quirk

	Director	February 25, 2022

Dipti Vachani