Form 10-Q
period 2022-06-30
AXCELIS TECHNOLOGIES INC
filed 2022-08-04
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, there were 33,033,791 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product	$213,926	$140,156	$410,458	$266,765
Services	7,251	7,118	14,314	13,285
Total revenue	221,177	147,274	424,772	280,050
Cost of revenue:
Product	115,754	76,688	223,395	147,022
Services	6,242	6,572	12,429	12,579
Total cost of revenue	121,996	83,260	235,824	159,601
Gross profit	99,181	64,014	188,948	120,449
Operating expenses:
Research and development	18,731	16,623	35,704	32,308
Sales and marketing	12,703	12,177	23,994	22,564
General and administrative	13,602	11,217	26,180	21,230
Total operating expenses	45,036	40,017	85,878	76,102
Income from operations	54,145	23,997	103,070	44,347
Other (expense) income:
Interest income	352	40	447	73
Interest expense	(1,250)	(1,274)	(2,768)	(2,303)
Other, net	(5,051)	(15)	(6,669)	(1,168)
Total other expense	(5,949)	(1,249)	(8,990)	(3,398)
Income before income taxes	48,196	22,748	94,080	40,949
Income tax provision	4,007	3,842	8,276	5,563
Net income	$44,189	$18,906	$85,804	$35,386
Net income per share:
Basic	$1.34	$0.56	$2.59	$1.05
Diluted	$1.32	$0.55	$2.54	$1.03
Shares used in computing net income per share:
Basic weighted average common shares	33,096	33,677	33,170	33,696
Diluted weighted average common shares	33,562	34,311	33,770	34,473

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$44,189	$18,906	$85,804	$35,386
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,685)	552	(3,871)	(820)
Amortization of actuarial gain and other adjustments from pension plan, net of tax	8	34	17	54
Total other comprehensive (loss) income	(2,677)	586	(3,854)	(766)
Comprehensive income	$41,512	$19,492	$81,950	$34,620

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$287,167	$294,923
Accounts receivable, net	146,120	104,410
Inventories, net	213,063	194,984
Prepaid expenses and other current assets	33,378	24,929
Total current assets	679,728	619,246
Property, plant and equipment, net	35,572	34,972
Operating lease assets	10,879	9,242
Finance lease assets, net	18,590	19,238
Long-term restricted cash	753	757
Deferred income taxes	33,715	35,454
Other assets	32,499	34,331
Total assets	$811,736	$753,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,410	$38,025
Accrued compensation	17,150	30,732
Warranty	8,348	6,424
Income taxes	321	887
Deferred revenue	62,685	60,454
Current portion of finance lease obligation	1,101	979
Other current liabilities	13,955	12,639
Total current liabilities	152,970	150,140
Long-term finance lease obligation	45,822	46,415
Long-term deferred revenue	8,864	7,982
Other long-term liabilities	17,153	9,744
Total liabilities	224,809	214,281
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 33,094 shares issued and outstanding at June 30, 2022; 33,240 shares issued and outstanding at December 31, 2021	33	33
Additional paid-in capital	549,401	559,883
Retained earnings (accumulated deficit)	39,582	(22,722)
Accumulated other comprehensive (loss) income	(2,089)	1,765
Total stockholders’ equity	586,927	538,959
Total liabilities and stockholders’ equity	$811,736	$753,240

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	33,633	$34	$570,102	$(91,969)	$3,435	$481,602
Net income	—	—	—	16,480	—	16,480
Foreign currency translation adjustments	—	—	—	—	(1,372)	(1,372)
Change in pension obligation	—	—	—	—	20	20
Exercise of stock options	268	—	2,512	—	—	2,512
Issuance of common shares on restricted stock units, net of shares withheld	81	—	(2,354)	—	—	(2,354)
Stock-based compensation expense	—	—	2,407	—	—	2,407
Repurchase of common stock	(303)	—	(5,468)	(6,167)	—	(11,635)
Balance at March 31, 2021	33,679	$34	$567,199	$(81,656)	$2,083	$487,660
Net income	—	—	—	18,906	—	18,906
Foreign currency translation adjustments	—	—	—	—	552	552
Change in pension obligation	—	—	—	—	34	34
Exercise of stock options	72	—	563	—	—	563
Issuance of shares under Employee Stock Purchase Plan	15	—	509	—	—	509
Issuance of common shares on restricted stock units, net of shares withheld	214	—	(4,141)	—	—	(4,141)
Stock-based compensation expense	—	—	3,377	—	—	3,377
Repurchase of common stock	(323)	—	(5,827)	(7,531)	—	(13,358)
Balance at June 30, 2021	33,657	$34	$561,680	$(70,281)	$2,669	$494,102

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	33,240	$33	$559,883	$(22,722)	$1,765	$538,959
Net income	—	—	—	41,614	—	41,614
Foreign currency translation adjustments	—	—	—	—	(1,186)	(1,186)
Change in pension obligation	—	—	—	—	9	9
Exercise of stock options	41	—	491	—		491
Issuance of common shares on restricted stock units, net of shares withheld	67	—	(3,315)	—	—	(3,315)
Stock-based compensation expense	—	—	2,701	—	—	2,701
Repurchase of common stock	(284)	—	(5,127)	(14,873)	—	(20,000)
Balance at March 31, 2022	33,064	$33	$554,633	$4,019	$588	$559,273
Net income	—	—	—	44,189	—	44,189
Foreign currency translation adjustments	—	—	—	—	(2,685)	(2,685)
Change in pension obligation	—	—	—	—	8	8
Exercise of stock options	25	—	298	—	—	298
Issuance of shares under Employee Stock Purchase Plan	15	—	711	—	—	711
Issuance of common shares on restricted stock units, net of shares withheld	205	—	(5,896)	—	—	(5,896)
Stock-based compensation expense	—	—	3,527		—	3,527
Repurchase of common stock	(215)	—	(3,872)	(8,626)	—	(12,498)
Balance at June 30, 2022	33,094	$33	$549,401	$39,582	$(2,089)	$586,927

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$85,804	$35,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,724	5,336
Deferred income taxes	3,934	5,107
Stock-based compensation expense	6,228	5,784
Provision for excess and obsolete inventory	2,061	1,888
Changes in operating assets and liabilities:
Accounts receivable	(45,783)	7,091
Inventories	(27,511)	(32,418)
Prepaid expenses and other current assets	(5,304)	(3,309)
Accounts payable and other current liabilities	1,507	7,282
Deferred revenue	3,290	12,460
Income taxes	(529)	(27)
Other assets and liabilities	(199)	1,341
Net cash provided by operating activities	29,222	45,921

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(3,356)	(2,392)
Net cash used in investing activities	(3,356)	(2,392)

Cash flows from financing activities
Net settlement on restricted stock grants	(9,211)	(6,495)
Repurchase of common stock	(32,498)	(24,993)
Proceeds from Employee Stock Purchase Plan purchases	711	508
Principal payments on finance lease obligation	(475)	(362)
Proceeds from exercise of stock options	789	3,075
Net cash used in financing activities	(40,684)	(28,267)

Effect of exchange rate changes on cash and cash equivalents	7,058	992
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,760)	16,254

Cash, cash equivalents and restricted cash at beginning of period	295,680	204,232
Cash, cash equivalents and restricted cash at end of period	$287,920	$220,486

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

We recognized stock-based compensation expense of $3.5 million and $3.4 million for the three-month periods ended June 30, 2022 and 2021, respectively. We recognized stock-based compensation expense of $6.2 million and $5.8 million for the six-month periods ended June 30, 2022 and 2021, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options and stock to be issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended June 30, 2022 and 2021, we issued 0.2 million and 0.3 million shares of common stock, respectively, upon stock option exercises, purchases under the 2020 ESPP and vesting of RSUs. In the three-month periods ended June 30, 2022 and 2021, we received proceeds of $1.0 million and $1.1 million, respectively, in connection with the exercise of stock options and purchases under the 2020 ESPP.

In the six-month periods ended June 30, 2022 and 2021, we issued 0.4 million and 0.7 million shares of common stock, respectively, upon stock option exercises, purchases under the 2020 ESPP and vesting of RSUs. In the six-month periods ended June 30, 2022 and 2021, we received proceeds of $1.5 million and $3.6 million, respectively, in connection with the exercise of stock options and purchases under the 2020 ESPP.

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

		June 30,	December 31,
Leases	Classification	2022	2021

Assets		(in thousands)
Operating leases	Operating lease assets	$10,879	$9,242
Finance lease	Finance lease assets *	18,590	19,238
Total leased assets		$29,469	$28,480
Liabilities
Current
Operating	Other current liabilities	$4,983	$4,716
Finance	Current portion of finance lease obligation	1,101	979
Noncurrent
Operating	Other long-term liabilities	5,800	4,357
Finance	Finance lease obligation	45,822	46,415
Total lease liabilities		$57,706	$56,467

*Finance lease assets are recorded net of accumulated depreciation of $49.2 million and includes $0.6 million of prepaid financing costs as of June 30, 2022. Finance lease assets are recorded net of accumulated depreciation of $48.6 million and includes $0.7 million of prepaid financing costs as of December 31, 2021.

All of our operating lease office locations support selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea brings production capability closer to our Asia-based customers. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2022	2021	2022	2021

Operating lease cost		(in thousands)
Product / Services	Cost of revenue	$1,306	$644	$2,516	$1,283
Research and development	Operating expenses	76	122	132	252
Sales and marketing*	Operating expenses	368	376	787	755
General and administrative*	Operating expenses	308	201	520	461
Total operating lease cost		$2,058	$1,343	$3,955	$2,751
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$325	$328	$648	$656
Interest on lease liabilities	Interest expense	1,274	1,274	2,532	2,553
Total finance lease cost		$1,599	$1,602	$3,180	$3,209

Total lease cost		$3,657	$2,945	$7,135	$5,960

* Sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and includes short-term and variable lease costs of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to ten years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2022:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2022	$2,995	$2,793	$5,788
2023	6,114	3,837	9,951
2024	6,252	1,709	7,961
2025	5,930	1,398	7,328
2026	6,008	1,147	7,155
Thereafter	67,715	487	68,202
Total lease payments	$95,014	$11,371	$106,385
Less interest portion*	(48,091)	(588)	(48,679)
Finance lease and operating lease obligations	$46,923	$10,783	$57,706

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

June 30,
Lease term and discount rate	2022
Weighted-average remaining lease term (years):
Operating leases	3.1
Finance leases	14.6
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows, by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the six months ending June 30, 2022 and 2021, respectively:

	Six months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2022	2021

	(in thousands)
Operating cash outflows from operating leases	$3,955	$2,751
Operating cash outflows from finance leases	2,509	2,556
Financing cash outflows from finance leases	475	362
Operating lease assets obtained in exchange for operating lease liabilities	4,714	4,192
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Systems	$165,350	$100,138	$317,152	$181,129
Aftermarket	55,827	47,136	107,620	98,921
Total Revenue	$221,177	$147,274	$424,772	$280,050

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
North America	$34,683	$10,204	$59,596	$19,712
Asia Pacific	168,705	116,642	317,945	220,033
Europe	17,789	20,428	47,231	40,305
Total Revenue	$221,177	$147,274	$424,772	$280,050

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Contract liabilities	$71,549	$68,436

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Balance, beginning of the period	$74,840	$22,142	$68,436	$23,058
Deferral of revenue	28,703	21,893	46,697	30,117
Recognition of deferred revenue	(31,994)	(8,517)	(43,584)	(17,657)
Balance, end of the period	$71,549	$35,518	$71,549	$35,518

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

The following table shows changes of the allowances for credit losses related to trade receivables for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

(in thousands)
Balance, beginning of period	$—	$—	$—	$—
Provision for credit losses	—	—	—	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$—	$—	$—	$—

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Net income available to common stockholders	$44,189	$18,906	$85,804	$35,386
Weighted average common shares outstanding used in computing basic income per share	33,096	33,677	33,170	33,696
Incremental options and RSUs	466	634	600	777
Weighted average common shares used in computing diluted net income per share	33,562	34,311	33,770	34,473
Net income per share
Basic	$1.34	$0.56	$2.59	$1.05
Diluted	$1.32	$0.55	$2.54	$1.03

Diluted weighted average common shares outstanding does not include 15,796 and 1,800 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended June 30, 2022 and 2021, respectively, or 8,255 and 1,352 common equivalent shares issuable with respect to outstanding equity awards for the six-month periods ended June 30, 2022 and 2021, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in accumulated other comprehensive (loss) income, net of tax, by component, for the six months ended June 30, 2022:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2021	$2,064	$(299)	$1,765
Other comprehensive loss and pension reclassification	(3,871)	17	(3,854)
Balance at June 30, 2022	$(1,807)	$(282)	$(2,089)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$287,167	$294,923
Long-term restricted cash	753	757
Total cash, cash equivalents and restricted cash	$287,920	$295,680

As of June 30, 2022, we had $0.8 million in restricted cash representing the total of (i) cash collateral for a $0.7 million letter of credit relating to workers’ compensation insurance and (ii) a $0.1 million deposit relating to customs activity.

Note 9.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Raw materials	$149,985	$133,784
Work in process	44,895	43,164
Finished goods (completed systems)	18,183	18,036
Inventories, net	$213,063	$194,984

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2022	2021

	(in thousands)
Balance at January 1 (beginning of year)	$6,924	$4,612
Warranties issued during the period	4,902	3,013
Settlements made during the period	(2,819)	(1,991)
Changes in estimate of liability for pre-existing warranties during the period	12	(372)
Balance at June 30 (end of period)	$9,019	$5,262

Amount classified as current	$8,348	$4,690
Amount classified as long-term	671	572
Total warranty liability	$9,019	$5,262

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

The following table sets forth our assets by level within the fair value hierarchy:

	June 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$255,222	$—	$—	$255,222

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$261,090	$—	$—	$261,090

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $46.9 million as of June 30, 2022. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. We posted a security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit reduces our availability under our credit facility, as described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of June 30, 2022, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

Note 13.  Income Taxes

Income tax expense was $4.0 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The $0.2 million increase was primarily due to a $25.4 million increase in pretax income offset by the Foreign Derived Intangible Income (“FDII”) deduction on export sales. Income tax expense was $8.3 million during the six months ended June 30, 2022, compared with $5.6 million for the six months ended June 30, 2021.

The $2.7 million increase was primarily due to a $53.1 million increase in pretax income offset by the FDII deduction on export sales.

The effective tax rate for the three and six months ended June 30, 2022 was less than the U.S. statutory rate of 21% due to forecasted FDII, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate. The effective tax rate for the three and six months ended June 30, 2021 was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in the period and Federal research and development tax credits that reduce the annual tax rate.

The Deferred income taxes of $33.7 million and $35.5 million as of June 30, 2022 and December 31, 2021, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We have recorded a $8.9 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 14.  Concentration of Risk

For the three months ended June 30, 2022, two customers accounted for 19.3% and 11.6% of total revenue, respectively. For the three months ended June 30, 2021, two customers accounted for 19.7% and 10.2% of total revenue.

For the six months ended June 30, 2022, three customers accounted for 15.3%, 10.7% and 10.3% of total revenue, respectively. For the six months ended June 30, 2021, one customer accounted for 24.4% of total revenue.

At June 30, 2022, three customers accounted for 30.5%, 13.2% and 10.6% of accounts receivable, respectively. At December 31, 2021, two customers accounted for 29.1% and 13.6% of accounts receivable, respectively.

Note 15. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock, beginning in March 2022. During the six months ended June 30, 2022, we purchased 0.5 million shares at an average cost of $65.19 per share. The timing and actual number of shares repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 62.9% of total revenue for the six months ended June 30, 2022.

For Axcelis and the rest of our industry, the first half of 2022 has been a continuation of the unprecedented demand for chips and the capital equipment required to produce them that characterized 2021. At the same time, supply chain challenges also continued during the first half of 2022. Axcelis’ strong results in the first six months of 2022, demonstrate our ability to meet demand and manage supply chain difficulties. The growing mature process technology market continues to be an area of strength for Axcelis, with 82% of first half 2022 shipments going to mature foundry/logic customers.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product	96.7%	95.2%	96.6%	95.3%
Services	3.3	4.8	3.4	4.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	52.4	52.1	52.6	52.5
Services	2.8	4.5	2.9	4.5
Total cost of revenue	55.2	56.6	55.5	57.0
Gross profit	44.8	43.4	44.5	43.0
Operating expenses:
Research and development	8.5	11.3	8.4	11.5
Sales and marketing	5.7	8.3	5.6	8.1
General and administrative	6.1	7.6	6.2	7.6
Total operating expenses	20.3	27.2	20.2	27.2
Income from operations	24.5	16.2	24.3	15.8
Other (expense) income:
Interest income	0.2	—	0.1	—
Interest expense	(0.6)	(0.9)	(0.7)	(0.8)
Other, net	(2.3)	—	(1.6)	(0.4)
Total other expense	(2.7)	(0.9)	(2.2)	(1.2)
Income before income taxes	21.8	15.3	22.1	14.6
Income tax provision	1.8	2.6	1.9	2.0
Net income	20.0%	12.7%	20.2%	12.6%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Revenue:
Product	$213,926	$140,156	$73,770	52.6%	$410,458	$266,765	$143,693	53.9%
Percentage of revenue	96.7%	95.2%			96.6%	95.3%
Services	7,251	7,118	133	1.9%	14,314	13,285	1,029	7.7%
Percentage of revenue	3.3%	4.8%			3.4%	4.7%
Total revenue	$221,177	$147,274	$73,903	50.2%	$424,772	$280,050	$144,722	51.7%

Three months ended June 30, 2022 Compared with Three months ended June 30, 2021

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $213.9 million, or 96.7% of revenue during the three months ended June 30, 2022, compared with $140.2 million, or 95.2% of revenue for the three months ended June 30, 2021. The $73.7 million increase in product revenue for the three-month period ending June 30, 2022, in comparison to the same period in 2021, was primarily driven by an increase in the number of systems sold.

A portion of our revenue from systems sales is deferred until installation and other services related to future performance obligations are performed. The total amount of deferred revenue at June 30, 2022 and December 31, 2021 was $71.5 million and $68.4 million, respectively. The increase in deferred revenue was primarily due to the number of systems sold.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $7.3 million, or 3.3% of revenue for the three months ended June 30, 2022, compared with $7.1 million, or 4.8% of revenue for the three months ended June 30, 2021. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Product

Product revenue was $410.5 million, or 96.6% of revenue during the six months ended June 30, 2022, compared with $266.8 million, or 95.3% of revenue for the six months ended June 30, 2021. The $143.7 million increase in product revenue for the six-month period ending June 30, 2022, in comparison to the same period in 2021, was primarily driven by an increase in the number of systems sold.

Services

Services revenue was $14.3 million, or 3.4% of revenue for the six months ended June 30, 2022, compared with $13.3 million, or 4.7% of revenue for the six months ended June 30, 2021.

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

Aftermarket and Systems Revenue

Three months ended June 30, 2022 Compared with Three months ended June 30, 2021

Included in total revenue of $221.2 million during the three months ended June 30, 2022 is revenue from our Aftermarket business of $55.8 million, compared with $47.1 million of aftermarket revenue for the three months ended June 30, 2021. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $165.4 million of revenue for the three months ended June 30, 2022 was from system sales, compared with $100.2 million of systems revenue for the three months ended June 30, 2021. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Included in total revenue of $424.8 million during the six months ended June 30, 2022 is revenue from our Aftermarket business of $107.6 million, compared with $98.9 million of aftermarket revenue for the six months ended June 30, 2021. The remaining $317.2 million of revenue for the six months ended June 30, 2022 was from system sales, compared with $181.2 million of systems revenue for the six months ended June 30, 2021.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Gross Profit:
Product	$98,172	$63,468	$34,704	54.7%	$187,063	$119,743	$67,320	56.2%
Product gross margin	45.9%	45.3%			45.6%	44.9%

Services	1,009	546	463	84.8%	1,885	706	1,179	167.0%
Services gross margin	13.9%	7.7%			13.2%	5.3%
Total gross profit	$99,181	$64,014	$35,167	54.9%	$188,948	$120,449	$68,499	56.9%
Gross margin	44.8%	43.4%			44.5%	43.0%

Three months ended June 30, 2022 Compared with Three months ended June 30, 2021

Product

Gross margin from product revenue was 45.9% for the three months ended June 30, 2022, compared to 45.3% for the three months ended June 30, 2021. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 13.9% for the three months ended June 30, 2022, compared to 7.7% for the three months ended June 30, 2021. The increase in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Product

Gross margin from product revenue was 45.6% for the six months ended June 30, 2022, compared to 44.9% for the six months ended June 30, 2021. The increase in gross margin resulted from improved margins on Purion systems.

Services

Gross margin from services revenue was 13.2% for the six months ended June 30, 2022, compared to 5.3% for the six months ended June 30, 2021. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Research and development	$18,731	$16,623	$2,108	12.7%	$35,704	$32,308	$3,396	10.5%
Percentage of revenue	8.5%	11.3%			8.4%	11.5%
Sales and marketing	12,703	12,177	526	4.3%	23,994	22,564	1,430	6.3%
Percentage of revenue	5.7%	8.3%			5.6%	8.1%
General and administrative	13,602	11,217	2,385	21.3%	26,180	21,230	4,950	23.3%
Percentage of revenue	6.1%	7.6%			6.2%	7.6%
Total operating expenses	$45,036	$40,017	$5,019	12.5%	$85,878	$76,102	$9,776	12.8%
Percentage of revenue	20.3%	27.2%			20.2%	27.2%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $27.4 million or 60.9% of our total operating expenses for the three months ended June 30, 2022, compared to $25.4 million or 63.5% of our total operating expenses for the three months ended June 30, 2021. Personnel costs were $51.6 million or 60.1% of our total operating expenses for the six months ended June 30, 2022, compared to $47.5 million or 62.4% of our total operating expenses for the six months ended June 30, 2021. The higher personnel costs for the three and six months ended June 30, 2022 are primarily due to increases in personnel-related expenses to support growth as well as an increase in incentive-based pay expense due to strong financial performance.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2022	2021	$ %		2022	2021	$ %

	(dollars in thousands)
Research and development	$18,731	$16,623	$2,108	12.7%	$35,704	$32,308	$3,396	10.5%
Percentage of revenue	8.5%	11.3%			8.4%	11.5%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual R&D budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Three months ended June 30, 2022 Compared with Three months ended June 30, 2021

Research and development expense was $18.7 million during the three months ended June 30, 2022, an increase of $2.1 million, or 12.7%, compared with $16.6 million during the three months ended June 30, 2021. The increase is primarily due to higher personnel expenses including an increase in incentive-based pay expense as well as an increase in project materials and related services for ongoing projects.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Research and development expense was $35.7 million during the six months ended June 30, 2022, an increase of $3.4 million, or 10.5%, compared with $32.3 million during the six months ended June 30, 2021. The increase is primarily due to higher personnel expenses including an increase in incentive-based pay expense as well as an increase in project materials and related services for ongoing projects.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2022	2021	$ %		2022	2021	$ %

	(dollars in thousands)
Sales and marketing	$12,703	$12,177	$526	4.3%	$23,994	$22,564	$1,430	6.3%
Percentage of revenue	5.7%	8.3%			5.6%	8.1%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2022 Compared with Three months ended June 30, 2021

Sales and marketing expense was $12.7 million during the three months ended June 30, 2022, an increase of $0.5 million, or 4.3%, compared with $12.2 million during the three months ended June 30, 2021. The increase is primarily due to higher personnel expenses including an increase in incentive-based pay expense and freight expense.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Sales and marketing expense was $24.0 million during the six months ended June 30, 2022, an increase of $1.4 million, or 6.3%, compared with $22.6 million during the three months ended June 30, 2021. The increase is primarily due to higher personnel expenses including an increase in incentive-based pay expense and freight expense.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2022	2021	$ %		2022	2021	$ %

	(dollars in thousands)
General and administrative	$13,602	$11,217	$2,385	21.3%	$26,180	$21,230	$4,950	23.3%
Percentage of revenue	6.1%	7.6%			6.2%	7.6%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2022 Compared with Three months ended June 30, 2021

General and administrative expense was $13.6 million during the three months ended June 30, 2022, an increase of $2.4 million, or 21.3%, compared with $11.2 million during the three months ended June 30, 2021. The increase is primarily due to an increase in personnel expenses and professional fees.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

General and administrative expense was $26.2 million during the six months ended June 30, 2022, an increase of $5.0 million, or 23.3%, compared with $21.2 million during the six months ended June 30, 2021. The increase is primarily due to an increase in personnel expenses and professional fees.

Other (Expense) Income

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2022	2021	$ %		2022	2021	$ %

	(dollars in thousands)
Other expense	$(5,949)	$(1,249)	$(4,700)	376.3%	$(8,990)	$(3,398)	$(5,592)	164.6%
Percentage of revenue	(2.7)%	(0.9)%			(2.2)%	(1.2)%

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

Other expense was $5.9 million for the three months ended June 30, 2022, compared with $1.2 million for the three months ended June 30, 2021. The increase in other expense was primarily due to an increase in foreign currency exchange losses. Other expense was $9.0 million for the six months ended June 30, 2022, compared with $3.4 million for the six months ended June 30, 2021. The increase in other expense was primarily due to an increase in foreign currency exchange losses.

During the six-month periods ended June 30, 2022 and 2021, we had no significant off-balance-sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2022	2021	$ %		2022	2021	$ %

	(dollars in thousands)
Income tax provision	$4,007	$3,842	$165	4.3%	$8,276	$5,563	$2,713	48.8%
Percentage of revenue	1.8%	2.6%			1.9%	2.0%

Income tax expense was $4.0 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The $0.2 million increase was primarily due to a $25.4 million increase in pretax income offset by the FDII deduction on export sales. Income tax expense was $8.3 million for the six months ended June 30, 2022, compared to $5.6 million for the six months ended June 30, 2021. The $2.7 million increase was primarily due to a $53.1 million increase in pretax income offset by the FDII deduction on export sales.

The effective tax rate for the three and six months ended June 30, 2022 was less than the U.S. statutory rate of 21% due to forecasted FDII deductions, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate. The effective tax rate for the three and six months ended June 30, 2021 was less than the U.S. statutory rate of 21% due to favorable discrete items related to equity compensation in the period and Federal research and development tax credits that reduce the annual tax rate.

The deferred income taxes of $33.7 million and $35.5 million as of June 30, 2022 and December 31, 2021, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We have recorded a $8.9 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

We had $287.2 million in unrestricted cash and cash equivalents at June 30, 2022, in addition to $0.8 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund ramps in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash in our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the six months ended June 30, 2022 and 2021, we generated $29.2 million and $45.9 million, respectively, of cash related to operating activities.

Investing activities for the six months ended June 30, 2022 and 2021 resulted in cash outflows of $3.4 million and $2.4 million, respectively, used for capital expenditures.

Financing activities for the six months ended June 30, 2022 resulted in a cash usage of $40.7 million. During the first six months of 2022, $32.5 million in cash was used to repurchase our common stock and $9.2 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by the Company for taxes, as well as $0.5 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.5 million of proceeds from the exercise of stock options and purchase of shares under our 2020 ESPP during the first six months of 2022. In comparison, financing activities for the six months ended June 30, 2021 resulted in cash usage of $28.3 million, $25.0 million of which related to the repurchase of our common stock and $6.5 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.4 million relating to the reduction of our financing lease liability. These amounts were partially offset by $3.6 million of proceeds related to the exercise of stock options during the first six months of 2021.

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

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of June 30, 2022, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and equity and debt financing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2022 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2022, there have been no material changes to the quantitative information about market risk disclosed in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2022, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended June 30, 2022 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
April 1, 2022 through April 30, 2022	45	$60.36	45	$77,284
May 1, 2022 through May 31, 2022	60	$56.44	60	73,885
June 1, 2022 through June 30, 2022	110	$58.30	110	$67,502
Total	215		215

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 11, 2022.

10.1	2022 Amended and Restated Employment Agreement between the Company and Mary G. Puma dated May 24, 2022. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 4, 2022. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 4, 2022. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 4, 2022. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 4, 2022. Filed herewith.

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2022, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: August 4, 2022	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer