Form 10-K
period 2022-12-31
AXCELIS TECHNOLOGIES INC
filed 2023-02-24
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022: $1,780,356,471

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 21, 2023: 32,714,062

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 10, 2023 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 97.6% of our revenue in 2022, with the remaining 2.4% of revenue derived from aftermarket sales associated with other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

2022 was an exceptional year for Axcelis despite logistical challenges brought on by the geo-political environment and the COVID-19 pandemic. As a result of the strength of the overall electronics market and the continued growth of the Purion product family in 2022, we delivered record full year revenue, operating profit and gross margin since our first full year as a public company in 2001. Revenue for 2022 was $920.0 million, an increase of 38.9% from 2021 revenue of $662.4 million. Systems revenue for 2022 was $692.1 million, compared to $454.6 million in 2021. Operating profit was $401.8 million in 2022, compared to $127.3 million in 2021. Gross margin for the year was 43.7% compared to 43.2% in 2021. Net income for the year was $183.1 million, an increase of 85.6% following a 97.4% increase in revenue from the prior year.

The Company is in a strong competitive position as we participated in a period of extended industry growth in 2021 and 2022. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. Axcelis had a number of important accomplishments in 2022:

●	Axcelis’ revenue grew 39% year over year;
●	Our full year revenue, gross margins and operating profit were all at record levels since our first full year as a public company in 2001;
●	The market for mature semiconductor devices grew rapidly, producing greater than 80% of our systems shipments, and within that total, the electrification of the automotive market drove the power device market to contribute approximately 39% of our systems shipments;
●	Our global footprint in growing markets continued to expand, including through multiple evaluation units at key customers in memory, mature process technologies and advanced logic, sales of our Purion product extensions into the Silicon Carbide market, follow-on orders for our Purion products in Japan, and device qualification for leading edge CMOS Image Sensor processes; and
●	Rapid growth of our manufacturing capabilities through solid execution, strong supply chain partnerships and bringing online new capacity at both our Beverly, Massachusetts facility and Axcelis Asia Operations Center in South Korea.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable financial performance, which we expect to continue to deliver in 2023. Our performance is subject to risks and uncertainties discussed below under Item 1A, Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things” and data storage servers. Types of semiconductor chips include dynamic random-access memory (“DRAM”) and “Not AND” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The demand for chips continues to increase, as a result of the electrification of vehicles, the evolution of digital communications (including the introduction of 5G mobile networks and the growth in the Internet of Things), and the increasing complexity of device features. These chips are used in power management, data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory to support the storage of data, internet streaming and “cloud computing” data analytics.

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

We have different types of customers, which impacts the timing of purchases and technology requirements. Some customers are integrated electronics manufacturers, making semiconductor chips for their own devices. These same companies may also act as foundries, manufacturing semiconductor chips for other electronic manufacturers or chip design companies. Some customers only function as foundries. A few companies design and manufacture branded chips that are sold to device manufacturers. In addition, some customers have partnerships or joint ventures with two or more semiconductor chip manufacturers to share the technology development and capital investment. The timing of purchases by foundry customers will depend on their success in securing manufacturing contracts. Also, foundry customers will look for equipment that can deliver the broadest capabilities in order to be prepared to manufacture all chip types, while integrated electronics manufacturers may invest in processing equipment dedicated to a specific application they require for their products.

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

Axcelis’ Strategy

Axcelis’ 2023 strategic goals are to:

●	Exceed our $1.0 billion revenue model in 2023, positioning us to achieve our $1.3 billion revenue ion implant only model in future years by insuring high levels of customer satisfaction and quality

•	Grow the Purion footprint with our existing customer base as well as at new accounts in targeted market segments and geographies
—	Capitalize on strong spending in the mature process technology segment, especially by power device customers
—	Capture additional high value memory business
—	Continue to penetrate leading edge logic and foundry customers

•	Drive Customer Solutions & Innovation (“CS&I”) revenues by delivering excellent customer satisfaction via innovative, high value products and services

•	Continue to drive gross margin improvements through supply chain optimization, value engineering, lean manufacturing, quality improvements, product and service innovation and sales excellence

●	Deliver attractive earnings per share and cash as defined in targeted business models

•	Manage revenues and expenses in line with growth initiatives and industry trends
•	Execute a capital strategy that allows for appropriate business investments while returning value to shareholders

●	Expand beyond ion implant by launching identified corporate development growth initiatives

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

Ion Implantation Systems

Ion implantation is a principal step in the transistor formation cycle of the semiconductor chip manufacturing process. Ion implantation is also used to change the material characteristics of the silicon for reasons other than electrical doping, a process known as “material modification.” An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a wafer. These dopants are ionized and therefore have an electrical charge state. This electric charge state allows the dopants to be accelerated, focused and filtered with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined energy level (ranging between several hundred and eight million electron-volts) and with a precisely defined beam current level (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a “stencil” to pattern devices so that the dopants will only enter the wafer where needed. Typical process flows require twenty implant steps, with the most advanced processes requiring substantially more steps. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt/twist (angle of wafer relative to the ion beam).

In order to efficiently cover the wide range of implant steps, three different broad categories of implanters have been developed, each targeted at a specific range of applications, primarily defined by dose and energy. The three traditional implanter categories are referred to as high current, high energy and medium current:

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

In addition to the above categories, ion implanters may also be categorized by the types of applications for which they are designed. For example, the Axcelis Purion Power Series, which provides full recipe coverage for power device applications critical to mobile devices and electric vehicles, is comprised of a group of high current, medium current and high energy implanters that have been developed to optimize semiconductor devices created on Silicon Carbide wafers, which are advantageous for certain power devices.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our CS&I business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 3,100 of our products are in use in 28 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and application support out of our field offices. Revenue generated through our CS&I business of $227.9 million, $207.8 million and $180.9 million represents 24.8%, 31.4% and 38.1% of total revenue in 2022, 2021 and 2020, respectively.

To support our aftermarket business, we have sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, and product, process and applications support.

Most of our customers maintain spare parts inventories for our machines. In addition to our web-based spare parts management and replenishment tracking program, we offer a number of Business-to-Business options to support our customers’ parts management requirements. Our Axcelis Managed Inventory service offering provides the customer with full spare parts support through a parts consignment arrangement in which Axcelis retains responsibility for the complete supply chain. These services provide ease of use alternatives that reduce order fulfillment costs and improve cycle time, resulting in an expanded customer base for this service offering.

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Singapore, Japan, Germany and Italy.

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 84.4%, 92.6% and 89.3% of total revenue in 2022, 2021 and 2020, respectively. In 2022, approximately 90.9% of our sales were denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2022, according to Gartner Inc., the top 20 semiconductor chip manufacturers accounted for approximately 89.0% of total semiconductor capital equipment spending, which decreased from 92.0% in 2021. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2022, revenues from Samsung Electronics Co, Ltd. and Semiconductor Manufacturing International Corporation (“SMIC”) represented 10% or more of our consolidated revenues. The loss of either of these customers would have a material adverse effect on our business.

U.S. export controls impact our ability to sell to certain customers in China, a country that has represented a significant portion of our sales in recent years. Since the placement of SMIC on the U.S. Entity List in 2020, we are required to obtain export control licenses to ship to mature process SMIC fabs, which to date, we have been able to obtain. Another chipmaker, Yangtze Memory Technologies Co., Ltd. (“YMTC”), was placed on the Entity List in 2022, without a similar policy allowing licensed shipments. A new export controls regulatory framework was issued by the U.S. in October 2022 that limits all semiconductor equipment shipments to Chinese customers who are producing or developing logic, DRAM and NAND chips that meet specific advanced parameters. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to the majority of our Chinese customers. In general, however, sales to Chinese customers represent a higher risk than sales to customers in other international locations because of trade tensions between the U.S. government and the Chinese government, and other challenges reflecting China’s stage of development, including public health concerns and rapid growth.

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. Our Beverly, Massachusetts Advanced Technology Center houses a process development laboratory with a 13,500 square feet class 10/100/1000 clean room for product demonstrations and process development and a 17,500 square feet customer training center. The Advanced Technology Center provides infrastructure and process capabilities that allow customers to test their unique process steps on our systems under conditions that substantially replicate the customers’ production environments. This facility also provides significant capability for our research and development efforts.

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

Our expenses for research and development were $78.4 million, $65.4 million and $61.8 million in 2022, 2021 and 2020, respectively, or 8.5%, 9.9% and 13.0% of revenue, respectively.

Manufacturing

We manufacture products at our 417,000 square feet ISO 9001:2015 and ISO 14001:2015 certified plant in Beverly, Massachusetts as well as our 38,000 square feet Axcelis Asia Operations Center in South Korea. Our facilities employ best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems. In 2022, we signed an additional lease of property in Beverly, Massachusetts, on which a state-of-the-art logistics and flex manufacturing center with 98,000 square feet is being built to our specifications, referred to as the Axcelis Logistics Center.

Our clean manufacturing process uses class 1,000/10,000 space to facilitate most of our manufacturing requirements.

Our core competency in manufacturing and supply chain management is built around system assembly and testing, which remains an in-house capability due to the high degree of expertise and intellectual property associated with the process and design. Non-core work is sourced to global partners and includes items such as vacuum systems, wafer handling and commodity-level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly, Korea and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

The companies supplying Axcelis play a critical part in our success. We want to ensure these companies share our values and have adopted a Supplier Code of Conduct, which contains our expectation that our suppliers will comply with our Environmental Policy, our Corporate Social Responsibility Policy, and other industry standards and policies. Our Supplier Code of Conduct provides that if a supplier fails to comply with these policies, our business relationship with that company will be permanently ended, although a compliance remediation period of up to 90 days may be allowed. In 2022, Axcelis audited 54 suppliers for compliance with our Supplier Code of Conduct and other quality standards. The outcome of these and prior audits included (i) the issuance of a total of over 190 corrective actions to suppliers, (ii) requiring more than 30 of our suppliers to participate in quarterly reviews focused on improvement projects, and (iii) subjecting two suppliers to more comprehensive audits and action plans.

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

In the area ion implantation, we mainly compete against Applied Materials, Inc. Axcelis and Applied Materials are the only ion implant manufacturers with a full range of implant products, as well as service and support infrastructures able to service our customers globally. Other non-U.S. players we compete with include Sumitomo Heavy Industries Ion Technology Co. Ltd. and Nissin Ion Equipment Co., Ltd in Japan, Advanced Ion Beam Technology, Inc. in Taiwan, as well as CETC Electronics Equipment Group Co., Ltd. in the People’s Republic of China. Non-U.S. suppliers may have an advantage over U.S. suppliers under recently established U.S. export controls regulation for shipments to China.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2022, we had 209 active patents issued in the United States and 467 active patents granted in other countries, as well as 213 patent applications (29 in the United States and 184 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $1,124.2 million and $460.6 million as of December 31, 2022 and 2021, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2022 were $211.5 million compared to $194.0 million in the quarter ended December 31, 2021.

Human Capital

As of December 31, 2022, we had 1,388 employees and 97 agency temporary staff worldwide. During 2022, our total employee and temporary staff headcount increased by approximately 24% to support our increased business during the year. While the majority of our headcount is based in the U.S. at our main manufacturing facility in Beverly, MA, our business requires our presence where our customers are located around the world, resulting in Axcelis employees working in 28 different countries. Of our total year end 2022 employees, 966 work in North America, 349 in Asia and 73 in Europe.

Our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide competitive compensation and benefits programs. In addition to salaries, all Axcelis employees are eligible for cash incentive programs with annual payouts tied to annual financial metrics, as described in our proxy statements, with two exceptions: (i) certain sales staff receive commission and other sales compensation, and (ii) in order to provide greater certainty of compensation to lower level U.S. employees, we pay quarterly bonuses to those employees in amounts communicated at the start of the year. Beyond these basic forms of cash compensation, we offer recognition bonuses, equity awards, an Employee Stock Purchase Plan, a 401(k) plan with a competitive employer match, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and tuition assistance. These programs all contribute to both attracting and retaining a highly skilled employee base, including those with critical leadership and industry skills and experience.

During 2022, our voluntary turnover rate for employees was 13.1%, or 11.4% without retirements, well below the worldwide technology industry (all reported) voluntary turnover average of 18.4% reported in the Aon 2022 Salary Increase and Turnover Study -- December 2022.

We also recognize that training is an important aspect of both employee retention and talent development. Axcelis conducts an annual talent review process and establishes individualized development programs agreed upon by employees and their managers. Human Resources provides training on personal development planning and leadership skills. All Axcelis employees have access to LinkedIn Learning to pursue independent training on business subjects. Our manufacturing staff each receives 35 hours of training upon commencement of employment, and our field service and other technical employees receive training on various ion implanter systems to develop product support, applications and service skills on all of our products. Finally, all staff are required to complete monthly, annual or biennial training on cybersecurity, various health and safety topics, and legal matters, such as the Foreign Corrupt Practices Act, export controls compliance, ethical business practices, and confidentiality. At a minimum, all Axcelis employees are required to complete at least 15 hours of training per year, and they can access additional voluntary training at the Company’s expense.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to health and wellness insurance and programs that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. During the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included having those employees that could productively work from home continue to do so, while implementing additional safety measures for employees continuing critical on-site work. While all employees may now return to work in the Beverly facility, we are maintaining certain restrictions related to the manufacturing areas of the building to ensure that those members of our workforce are not unnecessarily exposed to other workers.

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

We are also proud that our Power Series ion implantation systems have become enabling technology for the production of power management devices, which are critical to the electrification of vehicles, an important component of our society’s actions to address climate change.

In 2022, Axcelis became a founding member of the Semiconductor Climate Consortium (“SCC”) of Semiconductor Equipment and Materials International (“SEMI”), our industry organization serving the manufacturing supply chain for the micro- and nano-electronics industries. In doing so, we expect to bolster our own sustainability work with the power of the semiconductor ecosystem.  By collaborating with SCC member companies' joint knowledge and innovative technologies, Axcelis hopes to promote progressive action towards climate change.

Information about our Executive Officers

Mary G. Puma, 65, has been our President and Chief Executive Officer since January 2002, having served as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is also a director of Nordson Corporation, a manufacturer of precision dispensing equipment for industrial liquid and powder coatings, adhesives, and sealants, and serves as a director and, since early 2023, as Chairperson of the Board of Semiconductor Equipment and Materials International.

Kevin J. Brewer, 64, became our Executive Vice President and Chief Financial Officer in September 2013, having served as interim Chief Financial Officer beginning in June 2013. Mr. Brewer also manages our Global Operations. Mr. Brewer had previously been our Executive Vice President, Global Operations since 2008 and our Senior Vice President, Manufacturing Operations since May 2005, prior to which he had been Vice President of Manufacturing Operations since October 2002 and Director of Operations from 1999 to 2002. Prior to joining Axcelis in 1999, Mr. Brewer was Director of Operations, Business Jets at Raytheon Aircraft Company, a leading manufacturer of business and special mission aircraft owned by Raytheon Company, a manufacturer of defense, government and commercial electronics, as well as aircraft. Prior to that, Mr. Brewer held various management positions in operations and strategic planning in Raytheon Company’s Electronic Systems and Missile Systems groups.

Russell J. Low, Ph.D., 52, is our Executive Vice President, Global Customer and Engineering Operations, a position he assumed in January 2021, having served as Executive Vice President, Engineering since joining Axcelis in October 2016. Dr. Low joined Axcelis in October 2016 as Executive Vice President, Engineering. Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012. From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology. Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. from 1997 to 2003.

Greg Redinbo, Ph.D., 58, is our Executive Vice President, Marketing and Applications, a position he assumed in September 2022. Dr. Redinbo joined Axcelis in 2021 as Senior Vice President of Strategic Marketing and Business Development. Dr. Redinbo has over 25 years of experience in the semiconductor capital equipment industry. Prior to joining Axcelis, Dr. Redinbo held the position of Vice President, Global Strategic Accounts at ASML. Dr. Redinbo’s past positions also include Global Vice President of Sales, Service and Applications at FEI, Director of Sales, U.S. and Europe, and Director of Product Marketing, High Current Products at Varian Semiconductor and Product Management in the Thermal Processing Division at Applied Materials.

Lynnette C. Fallon, 63, is our Executive Vice President, Human Resources/Legal and General Counsel, a position she has held since May 2005. Prior to that, Ms. Fallon was Senior Vice President HR/Legal and General Counsel since 2002, and Senior Vice President and General Counsel since 2001. Ms. Fallon has also been our corporate Secretary since 2001. Before joining Axcelis in 2001, Ms. Fallon had been a partner in the Boston law firm of Palmer & Dodge LLP since 1992, where she was head of the Business Law Department from 1997 to 2001. Ms. Fallon is also a member of the Board of Directors of ClearPoint Neuro, Inc., a global therapy-enabling platform company providing stereotactic navigation and delivery to the brain.

Douglas A. Lawson, 62, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Mr. Lawson also manages our Information Technology function. Prior to joining the Company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

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

New systems orders and used tool sales depend upon demand from semiconductor chip manufacturers who build or expand fabrication facilities. When the rate of construction or expansion of fabrication facilities declines, demand for our systems will decline, reducing our revenue. In addition, all or a portion of the demand for increased capacity may be satisfied by a semiconductor chip manufacturer’s ability to reconfigure and re-use equipment they already own. Revenue decline also hurts our profitability because our established cost structure and our continued investments in engineering, research and development, and marketing necessary to develop new products and to maintain extensive customer service and support capabilities, limit our ability to reduce expenses in proportion to declining sales.

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

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries, accounted for 84.4% of total revenue in 2022. Customers based in Asia dominate our international sales. Ion implanter system shipments to customers in Asia represented 76.0% of total system revenue in 2022. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to Chinese customers (both global and domestic Chinese chip manufacturers) will continue to represent a significant portion of our total sales, creating both risk and opportunity.

U.S. export controls on shipments to Chinese customers have been notably increasing since 2020. Since the placement of SMIC on the U.S. Entity List in 2020, we are required to obtain export control licenses to ship to mature process SMIC fabs, which to date, we have been able to obtain. Another chipmaker, YMTC, was placed on the Entity List in 2022, without a similar policy allowing licensed shipments. A new export controls regulatory framework was issued by the U.S. in October 2022 that limits all semiconductor equipment shipments to Chinese customers who are producing or developing logic, DRAM and NAND chips meeting specific advanced parameters. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to the majority of our Chinese customers. In general, however, continuing revenue from Chinese customers is at higher risk than continuing revenue form customers in some other international locations because of trade tensions between the United States government and the Chinese government, and other challenges reflecting China’s stage of development, including public health concerns and rapid growth.

Increased U.S. export controls and other political and trade tensions exacerbate the risk that Chinese customers will change suppliers to non-U.S. vendors, such as Advanced Ion Beam Technology, Inc., Nissin Ion Equipment Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd. In addition, a Chinese entity, known as CETC Electronics Equipment Group Co., Ltd., is developing ion implanters for the Chinese domestic market. The loss of a significant customer or any reduction or delays in our ability to ship to any significant customer will adversely affect us.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers. In 2022, our top ten customers accounted for 59.4% of our net sales, in comparison to 69.5% and 74.0% in 2021 and 2020, respectively. None of our customers have entered into a long-term agreement requiring it to purchase our products. One of our largest customers, SMIC, is based in China, which is subject to U.S. export controls risks, discussed above. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Our international operations involve currency risk.

Substantially all of our system sales are billed in U.S. dollars. We also pay almost all non-U.S. vendors providing materials, components and subassemblies to our U.S. factory in U.S. dollars. However, the aftermarket revenues of our non-U.S. subsidiaries, and most of the operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies. The establishment of the Axcelis Asia Operations Center in South Korea has increased the volume of our transactions in non-U.S. dollar currencies and increased the impact of foreign exchange gain / loss on the Company’s financial results. The Company experiences translation adjustments when local currency accounts payable on non-U.S. subsidiary books are re-measured for consolidated financial reporting. Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss). The value of the asset or liability in U.S. dollars will increase or decrease relative to the local currency based on changes in the exchange rate between the two currencies over the period. As a result, any unplanned non-cash gains or losses are recorded in the Company’s consolidated financial statements. Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2022, approximately 9.1% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2022, our operations outside of the United States accounted for approximately 10.2% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

We may not be able to maintain and expand our business if we are not able to hire, retain and integrate qualified personnel.

Our business depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, both in the Boston metropolitan area and in other locations around the world. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience insufficient levels of staffing to fully develop, manufacture and market our products and perform services for our customers. As a result, our growth could be limited or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction, all of which could adversely affect our financial results.

Our financial results may fluctuate significantly.

We derive our new systems revenue from the sale of a small number of expensive products to a relatively small number of customers. The selling prices on our ion implant systems range from approximately $2.4 million to $10.0 million. We also sell used equipment in our aftermarket business. Each sale, or failure to make a sale, may have a significant effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems, warranty costs and the impact of changes to inventory reserves. New product introductions may also affect our gross margin. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

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

In the conduct of our business, Axcelis collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2022 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are largely financially motivated, although business espionage is the objective in a strong majority of the incidents. Axcelis has been and expects to continue to be subject to cybersecurity threats and incidents, including through employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date.

Axcelis implements a “Layered Security Strategy” that aligns with National Institute of Standards and Technology Cybersecurity Framework. To do so, we devote significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. This includes continuously monitoring and reacting to the cybersecurity environment, by implementing best-in-class solutions from a number of vendors. On an on-going basis, we engage a cybersecurity consultant to validate and advise on the Company’s cyber landscape and to drive employee vigilance through employee cyber training and messaging. We continually replace less secure legacy systems to improve internal and external cyber defenses and maintain a cyber incident response plan including reporting and recovery processes. As discussed in our proxy statement, the full Board of Directors receive quarterly reports on cybersecurity risks and annual reports on management initiatives to promote cybersecurity.

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

Axcelis is subject to risks associated with compliance with environmental, health and safety regulations.

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

Global pandemics, such as COVID-19, cause disruptions and restrictions on our operations and ability to travel, and similar disruptions and restrictions impacting our suppliers or customers could adversely affect our sales and operating results. Axcelis’ products rely on an extensive global supply chain, and shortages of certain parts could impact our ability to meet customers’ shipment expectations, negatively affecting our revenues. Such pandemics may drive changes in the demand for certain of our customers’ products, resulting in their delay or cancelation of purchases from us. The extent to which pandemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our primary manufacturing facility is located in Massachusetts, with a smaller facility located in South Korea. Our operations could be subject to disruption for a variety of reasons, including, but not limited to severe weather events, other effects of climate change, natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to our customers and could result in cancellation of orders or loss of customers, which could seriously harm our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is principally used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters. We also lease our Axcelis Asia Operations Center in South Korea, which comprises 38,000 square feet and is principally used for manufacturing. In 2022, we signed an additional lease of property in Beverly, Massachusetts, on which a state-of-the-art logistics and flex manufacturing center with 98,000 square feet is being built to our specifications, referred to as the Axcelis Logistics Center.

We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations.

We own 23 acres of undeveloped property in Beverly, Massachusetts, adjacent to our headquarters.

As of December 31, 2022, we also leased 38 other properties, of which 10 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 21, 2023, we had approximately 763 stockholders of record.

The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2022 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	—	N/A	—	$100,000
February 1 through February 28	—	N/A	—	100,000
March 1 through March 31	284	$70.41	284	80,000
April 1 through April 30	45	$60.36	45	77,284
May 1 through May 31	60	$56.44	60	73,885
June 1 through June 30	110	$58.30	110	67,502
July 1 through July 31	90	$56.47	90	62,419
August 1 through August 31	79	$72.38	79	56,701
September 1 through September 30	26	$64.39	26	55,005
October 1 through October 31	95	$57.88	95	49,506
November 1 through November 30	99	$70.56	99	42,505
December 1 through December 31	—	N/A	—	$42,505
Total	888		888

We currently maintain one equity compensation plan, the 2012 Equity Incentive Plan (the “2012 Equity Plan”). The number of shares issuable upon exercise of outstanding options and unvested restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2022 are summarized in the following table:

	(A)	(B)	(C)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)) (3)
Equity compensation plans approved by stockholders	1,091,710	$ 0.19	1,995,688
Equity compensation plans not approved by stockholders	—	NA	NA
Total	1,091,710		1,995,688
Weighted average exercise price of outstanding options at December 31, 2022	$43.33
Weighted average remaining term of outstanding options at December 31, 2022	3.9 years

(1)     Represents, as of December 31, 2022: (A) 4,874 shares issuable on exercise of outstanding options under the 2012 Equity Plan, plus (B) 725,012 shares issuable on vesting of outstanding RSUs under the 2012 Equity Plan (some of which will be withheld in respect of tax withholding obligations).

(2)     For the purposes of this table, the weighted-average exercise price of outstanding options, warrants and rights includes RSUs as if they had a $0.00 exercise price. The weighted-average exercise price of outstanding options at December 31, 2022 was $43.33.

(3) Represents the total shares available for issuance under our 2012 Equity Plan and our Employee Stock Purchase Plan, as of December 31, 2022, as follows:
(A)

1,068,101 shares were available for future issuance under the 2012 Equity Plan. Such amount represents the total number of shares reserved for issuance under the 2012 Equity Plan ((7,762,500 shares approved by the shareholders, plus 1,777,029 shares added in accordance with the terms of the 2012 Equity Plan as a result of the expiration or forfeiture of awards granted under our prior equity grant plan that were outstanding at the time of the adoption of the 2012 Equity Plan), less the shares issuable on options and restricted stock units (counted at 1.5 shares each) outstanding under the 2012 Equity Plan included in column (A)) and the shares issued prior to such date on exercise of options and vesting of restricted stock units granted under the 2012 Equity Plan. This plan is generally used for grants to employees and directors and was approved by our stockholders at our 2012 annual meeting.

(B)

925,087 shares were available under our 2022 Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (1,000,000) less the shares purchased through December 31, 2022.

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

2022 was an exceptional year for Axcelis despite logistical challenges brought on by the geo-political environment and the COVID-19 pandemic. As a result of the strength of the overall electronics market and the continued growth of the Purion product family in 2022, we delivered record full year revenue, operating profit and gross margin since our first full year as a public company in 2001. Revenue for 2022 was $920.0 million, an increase of 38.9% from 2021 revenue of $662.4 million. Systems revenue for 2022 was $692.1 million, compared to $454.6 million in 2021. Operating profit was $401.8 million in 2022, compared to $127.3 million in 2021. Gross margin for the year was 43.7% compared to 43.2% in 2021. Net income for the year was $183.1 million, an increase of 85.6% following a 97.4% increase in revenue from the prior year.

The Company is in a strong competitive position as we participated in a period of extended industry growth in 2021 and 2022. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. Axcelis had a number of important accomplishments in 2022:

●	Axcelis’ revenue grew 39% year over year;
●	Our full year revenue, gross margins and operating profit were all at record levels since our first full year as a public company in 2001;
●	The market for mature semiconductor devices grew rapidly, producing greater than 80% of our systems shipments, and within that total, the electrification of the automotive market drove the power device market to contribute approximately 39% of our systems shipments;
●	Our global footprint in growing markets continued to expand, including through multiple evaluations at key customers in memory, mature process technologies and advanced logic, sales of our Purion product extensions into the Silicon Carbide market, follow-on orders for our Purion products in Japan, and device qualification for leading edge CMOS Image Sensor processes; and
●	Rapid growth of our manufacturing capabilities through solid execution, strong supply chain partnerships and bringing online new capacity at both our Beverly, Massachusetts facility and Axcelis Asia Operations Center in South Korea.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2022, the top 20 semiconductor chip manufacturers accounted for approximately 89.0% of total semiconductor capital equipment spending, down from 92.0% in 2021. Our net revenue from our ten largest customers accounted for 59.4% of total revenue for the year ended December 31, 2022 compared to 69.5% and 74.0% of revenue for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2022, we had two customers representing 13.1% and 11.5% of total revenue, respectively.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (i) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Results of Operations

The following year-to-year comparative statements include the 2022 and 2021 year periods. For comparative statements for 2021 and 2020 periods, please refer to our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2022.

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended
	December 31,
	2022	2021
Revenue:
Product	96.8%	95.8%
Services	3.2	4.2
Total revenue	100.0	100.0
Cost of revenue:
Product	53.5	52.8
Services	2.8	4.0
Total cost of revenue	56.3	56.8
Gross profit	43.7	43.2
Operating expenses:
Research and development	8.5	9.9
Sales and marketing	5.8	7.1
General and administrative	6.2	7.0
Total operating expenses	20.5	24.0
Income from operations	23.2	19.2
Other (expense) income:
Interest income	0.5	—
Interest expense	(0.6)	(0.7)
Other, net	(0.7)	(0.3)
Total other expense	(0.8)	(1.0)
Income before income taxes	22.4	18.2
Income tax provision	2.4	3.3
Net income	20.0%	14.9%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period
	December 31,		Change
	2022	2021	$	%

Revenue:
Product	$890,582	$634,445	$256,137	40.4%
Percentage of revenue	96.8%	95.8%
Services	29,416	27,983	1,433	5.1%
Percentage of revenue	3.2%	4.2%
Total revenue	$919,998	$662,428	$257,570	38.9%

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $890.6 million or 96.8% of revenue in 2022, compared with $634.4 million or 95.8% of revenue in 2021. The increase in product revenue in 2022 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2022 and 2021 was $154.8 million and $68.4 million, respectively. The increase was primarily due to increases in system prepayments and the volume of systems sold.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $29.4 million, or 3.2% of revenue for 2022, compared with $28.0 million, or 4.2% of revenue for 2021. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

In addition to the line item revenue categories discussed above, management also uses revenue categorizations which break down revenue into other groupings. Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Systems and Customer Solutions and Innovation (also known as “aftermarket”) revenue, in which “CS&I” or “Aftermarket” revenue is

A.	The portion of Product revenue relating to spare parts, product upgrades and used systems combined with;
B.	Service revenue, which is the labor component of aftermarket revenues

Aftermarket revenue reflects current fab utilization as opposed to System revenue, which reflects capital investment decisions by our customers, which have differing economic drivers;

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

The CS&I/aftermarket revenue categories for the twelve month periods ended December 31, 2022 and 2021 are discussed below.

CS&I/Aftermarket

Revenue from our aftermarket business was $227.9 million in 2022, compared to $207.8 million for 2021. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit (dollars in thousands):

	Year ended		Period-to-Period
	December 31,		Change
	2022	2021	$	%

Gross Profit:
Product	$398,478	$284,887	$113,591	39.9%
Product gross margin	44.7%	44.9%

Services	3,312	1,558	1,754	112.6%
Services gross margin	11.3%	5.6%
Total gross profit	$401,790	$286,445	$115,345	40.3%
Gross margin	43.7%	43.2%

Product

Gross margin from product revenue was 44.7% for the twelve months ended December 31, 2022, compared to 44.9% for the twelve months ended December 31, 2021. The slight decrease in gross margin is primarily attributable to changes in the mix of products.

Services

Gross margin from services revenue was 11.3% for the twelve months ended December 31, 2022, compared to 5.6% for the twelve months ended December 31, 2021. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period
	December 31,		Change
	2022	2021	$	%

Research and development	$78,356	$65,431	$12,925	19.8%
Percentage of revenue	8.5%	9.9%
Sales and marketing	53,599	47,548	6,051	12.7%
Percentage of revenue	5.8%	7.1%
General and administrative	57,474	46,141	11,333	24.6%
Percentage of revenue	6.2%	7.0%
Total operating expenses	$189,429	$159,120	$30,309	19.0%
Percentage of revenue	20.5%	24.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, facilities and amortization and depreciation expenses. Personnel costs are our largest expense, representing $114.8 million, or 60.6% of our total operating expenses, for the year ended December 31, 2022; and $100.3 million, or 63.1% of our total operating expenses for the year ended December 31, 2021.

Research and Development

	Year ended		Period-to-Period
	December 31,		Change
	2022	2021	$ %

Research and development	$78,356	$65,431	$12,925	19.8%
Percentage of revenue	8.5%	9.9%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual research and development budgets to fund programs that we expect will drive competitive advantages.

Research and development (“R&D”) expense was $78.4 million in 2022, an increase of $12.9 million, or 19.8%, compared with $65.4 million in 2021. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increased material and supplies expense to support ongoing R&D projects.

Sales and Marketing

	Year ended		Period-to-Period
	December 31,		Change
	2022	2021	$ %

Sales and marketing	$53,599	$47,548	$6,051	12.7%
Percentage of revenue	5.8%	7.1%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $53.6 million in 2022, an increase of $6.1 million, or 12.7%, compared with $47.5 million in 2021. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increased freight and travel expense.

General and Administrative

	Year ended		Period-to-Period
	December 31,		Change
	2022	2021	$ %

General and administrative	$57,474	$46,141	$11,333	24.6%
Percentage of revenue	6.2%	7.0%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $57.5 million in 2022, an increase of $11.3 million, or 24.6% compared with $46.1 million in 2021. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increases in various other expenses to support growth.

Other (Expense) Income

Other (expense) income consists of interest expense relating to the lease obligation we incurred in connection with the 2015 sale of our headquarters facility (“sale leaseback”) and other financing obligations, foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate, as well as interest earned on our invested cash balances.

	Year ended		Period-to-period
	December 31,		change
	2022	2021	$ %

Other expense	$(7,476)	$(6,897)	$579	(8.4)%
Percentage of revenue	(0.8)%	(1.0)%

Other expense for the year ended December 31, 2022 was $7.5 million, which includes $5.0 million of interest expense related to our sale leaseback obligation and $6.4 million of foreign currency translation losses, partially offset by interest income $4.6 million. Other expense for the year ended December 31, 2021 was $6.9 million, which includes $5.1 million of interest expense related to our sale leaseback obligation and $2.5 million of foreign currency translation loss, slightly offset by other miscellaneous income of $0.3 million, a reversal of interest expense of $0.2 million relating to a tax position for which the statute of limitations expired and interest income of $0.2 million.

Income Taxes

	Year ended		Period-to-period
	December 31,		change
	2022	2021	$ %

Income tax provision	$21,806	$21,778	$28	0.1%
Percentage of revenue	2.4%	3.3%

Income tax expense was $21.8 million for the years ended December 31, 2022 and 2021. The effective tax rate for the year ended December 31, 2022 was 10.6% compared to 18.1% for year the ended December 31, 2021.  The decrease in the effective tax rate in 2022 is due to Foreign-derived intangible income (“FDII”), which is taxed at a lower tax rate than the U.S. statutory rate, resulting in a tax benefit of $20.5 million in the current year. The full utilization of the U.S. federal net operating losses allowed us to make use of the FDII in the current year.

At December 31, 2022, we had $31.7 million of net deferred tax assets worldwide relating to capitalized research and development costs and other temporary differences, which are available to reduce income taxes in future years. We have recorded a $8.4 million valuation allowance against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

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

In 2022, $215.6 million of cash was provided by operating activities. This compares to $150.2 million of cash provided by operations in 2021. Cash and cash equivalents at December 31, 2022 was $185.6 million, compared to $294.9 million at December 31, 2021. Approximately $47.7 million of cash was located in foreign jurisdictions as of December 31, 2022. In addition to the cash and cash equivalent balance at December 31, 2022, we had $0.8 million in restricted cash which relates to a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2022 was $629.5 million. At December 31, 2022, we had no bank debt.

In 2022, $257.3 million of cash was used in investing activities. Capital expenditures were $10.7 million for the year ended December 31, 2022. We held $246.6 million of short-term investments at December 31, 2022. These short-term investments consist of U.S. Government securities and agency investments. In 2021, $8.7 million was used in investing activities for capital expenditures. Total capital expenditures for 2023 are projected to be approximately $19.1 million.

Future capital expenditures beyond 2023 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities for the year ended December 31, 2022 was $65.5 million, which consisted of $57.5 million related to our stock repurchase program, $9.9 million related to net settlement of restricted stock issuances and $1.0 million related to principal reduction on our financing lease. These amounts were partially offset by $1.2 million in proceeds of stock option exercises and $1.7 million in proceeds from our employee stock purchase plan. Cash used in financing activities was $52.4 million for the year ended December 31, 2021, which consisted of $50.0 million related to our stock repurchase program, $6.6 million related to net settlement of restricted stock issuances, and $0.8 million of principal reduction on our finance lease. These uses of cash were partially offset by $3.7 million in proceeds of stock option exercises and $1.2 million in proceeds from our employee stock purchase plan.

We have outstanding letters of credit, surety bonds and deposits in the amount of $14.7 million to cover the security deposit under the lease of our headquarters, our workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2022 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2023	2024	2025
Surety bonds	$8,095	$4,178	$539	$3,378
Standby letters of credit and deposits	6,640	6,575	—	65
Total	$14,735	$10,753	$539	$3,443

The following represents our contractual obligations as of December 31, 2022 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	2028 - Beyond
Sale leaseback obligation	$92,018	$6,114	$12,182	$12,136	$61,586
Purchase order commitments	412,347	403,892	6,817	1,638	—
Operating leases	46,943	7,426	8,901	6,012	24,604
Total	$551,308	$417,432	$27,900	$19,786	$86,190

The table above includes lease agreements signed but not yet commenced as of December 31, 2022 and is based on the expected contractual commencement dates. We have no off-balance sheet arrangements as of December 31, 2022, other than leases signed but not commenced. See Note 18 – Income Taxes in the Notes to the Consolidated Financial Statements for information related to our unrecognized tax benefits.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2022, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2022, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $15.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with any domestic debt service requirements. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

Under the rules of the U.S. Securities and Exchange Commission (the “SEC”), we qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 29, 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will expire in May 2023. We may file another shelf registration statement to maintain the availability of this financing option.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of December 31, 2022, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We have no immediate plans to borrow under the Credit Agreement, but we will use the facility for letters of credit, for ongoing working capital needs and to fund general corporate purposes, as desired. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents, short-term investments and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Related-Party Transactions

There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2022, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments at December 31, 2022. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2022 and 2021, approximately 9.1% and 21.6% of our revenue, respectively, were derived in local currencies from foreign operations with this inherent risk. In addition, at both December 31, 2022 and 2021, our operations outside of the United States accounted for approximately 10.2% and 12.6% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We currently do not use derivative financial instruments in managing our foreign currency exchange risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

February 24, 2023

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

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2023 (the “Proxy Statement”) captioned:

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Systems Revenue recognition
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generates revenue from the sale of ion implantation and other processing equipment used in the manufacture of semiconductor chips (“systems revenue”). The Company’s revenue contracts for systems have multiple performance obligations, including the systems themselves and obligations that are not delivered simultaneously with the systems. Systems revenue accounted for $692.1 million of the Company’s total revenue of $920.0 million in 2022.

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

Estimate of Excess Inventory
Description of the Matter

The Company’s inventories totaled $242.4 million, net, as of December 31, 2022. As described in Note 2 and Note 6 to the consolidated financial statements, the Company records a provision for estimated excess inventory. Management determines the provision using its assumptions of future materials usage, based on estimates of demand and market conditions.

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

Our substantive audit procedures included evaluating the significant assumptions stated above and testing the accuracy and completeness of the underlying data used by management to compute the value of excess inventory. For example, we compared the quantities of on-hand inventories to historical and forecasted materials usage and evaluated adjustments to forecasts for specific product considerations, such as technological changes or alternative uses. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Boston, Massachusetts

February 24, 2023

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2022	2021	2020
Revenue:
Product	$890,582	$634,445	$449,903
Services	29,416	27,983	24,657
Total revenue	919,998	662,428	474,560
Cost of revenue:
Product	492,104	349,558	252,390
Services	26,104	26,425	23,586
Total cost of revenue	518,208	375,983	275,976
Gross profit	401,790	286,445	198,584
Operating expenses:
Research and development	78,356	65,431	61,833
Sales and marketing	53,599	47,548	38,746
General and administrative	57,474	46,141	39,964
Total operating expenses	189,429	159,120	140,543
Income from operations	212,361	127,325	58,041
Other (expense) income:
Interest income	4,551	209	738
Interest expense	(5,576)	(4,835)	(5,211)
Other, net	(6,451)	(2,271)	2,318
Total other expense	(7,476)	(6,897)	(2,155)
Income before income taxes	204,885	120,428	55,886
Income tax provision	21,806	21,778	5,904
Net income	$183,079	$98,650	$49,982
Net income per share:
Basic	$5.54	$2.94	$1.50
Diluted	$5.46	$2.88	$1.46
Shares used in computing net income per share:
Basic weighted average common shares	33,043	33,555	33,257
Diluted weighted average common shares	33,542	34,268	34,128

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2022	2021	2020
Net income	$183,079	$98,650	$49,982
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,058)	(1,881)	3,427
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	325	211	266
Total other comprehensive (loss) income	(3,733)	(1,670)	3,693
Comprehensive income	$179,346	$96,980	$53,675

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$185,595	$294,923
Short-term investments	246,571	—
Accounts receivable, net	169,773	104,410
Inventories, net	242,406	194,984
Prepaid expenses and other current assets	33,300	24,929
Total current assets	877,645	619,246
Property, plant and equipment, net	39,664	34,972
Operating lease assets	12,146	9,242
Finance lease assets, net	17,942	19,238
Long-term restricted cash	752	757
Deferred income taxes	31,701	35,454
Other assets	33,791	34,331
Total assets	$1,013,641	$753,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,346	$38,025
Accrued compensation	35,540	30,732
Warranty	8,299	6,424
Income taxes	4,304	887
Deferred revenue	123,471	60,454
Current portion of finance lease obligation	1,229	979
Other current liabilities	12,943	12,639
Total current liabilities	248,132	150,140
Long-term finance lease obligation	45,185	46,415
Long-term deferred revenue	31,306	7,982
Other long-term liabilities	21,762	9,744
Total liabilities	346,385	214,281
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,775 shares issued and outstanding at December 31, 2022; 33,240 shares issued and outstanding at December 31, 2021	33	33
Additional paid-in capital	550,299	559,883
Retained earnings (accumulated deficit)	118,892	(22,722)
Accumulated other comprehensive (loss) income	(1,968)	1,765
Total stockholders’ equity	667,256	538,959
Total liabilities and stockholders’ equity	$1,013,641	$753,240

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated	Accumulated
			Additional	Deficit /	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	32,585	$33	$559,878	$(140,226)	$(258)	$419,427
Net income	—	—	—	49,982	—	49,982
Foreign currency translation adjustments	—	—	—	—	3,427	3,427
Change in pension obligation, net of tax	—	—	—	—	266	266
Exercise of stock options	1,001	1	8,418	—	—	8,419
Issuance of shares under Employee Stock Purchase Plan	41	—	1,011	—	—	1,011
Issuance of restricted common shares	364	—	(3,915)	—	—	(3,915)
Stock-based compensation expense	—	—	10,485	—	—	10,485
Repurchase of common stock	(358)	—	(5,775)	(1,725.0)	—	(7,500)
Balance at December 31, 2020	33,633	34	570,102	(91,969)	3,435	481,602
Net income	—	—	—	98,650	—	98,650
Foreign currency translation adjustments	—	—	—	—	(1,881)	(1,881)
Change in pension obligation, net of tax	—	—	—	—	211	211
Exercise of stock options	396	—	3,687	—	—	3,687
Issuance of shares under Employee Stock Purchase Plan	26	—	1,179	—	—	1,179
Issuance of restricted common shares	326	—	(6,564)	—	—	(6,564)
Stock-based compensation expense	—	—	12,067	—	—	12,067
Repurchase of common stock	(1,141)	(1)	(20,588)	(29,403)	—	(49,992)
Balance at December 31, 2021	33,240	33	559,883	(22,722)	1,765	538,959
Net income	—	—	—	183,079	—	183,079
Foreign currency translation adjustments	—	—	—	—	(4,058)	(4,058)
Change in pension obligation, net of tax	—	—	—	—	325	325
Exercise of stock options	103	—	1,247	—	—	1,247
Issuance of shares under Employee Stock Purchase Plan	29	—	1,662	—	—	1,662
Issuance of restricted common shares	291	—	(9,907)	—	—	(9,907)
Stock-based compensation expense	—	—	13,444	—	—	13,444
Repurchase of common stock	(888)	—	(16,030)	(41,465)	—	(57,495)
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$183,079	$98,650	$49,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,607	10,818	9,939
Gain on sale of equipment	—	—	(168)
Deferred income taxes	8,536	20,257	4,685
Stock-based compensation expense	13,444	12,067	10,485
Provision for excess and obsolete inventory	4,565	3,755	3,696
Currency loss on foreign denominated transactions	5,986	—	—
Changes in operating assets and liabilities:
Accounts receivable	(67,270)	(18,146)	(1,393)
Inventories	(58,433)	(39,023)	(17,652)
Prepaid expenses and other current assets	(6,533)	(3,955)	(7,322)
Accounts payable and other current liabilities	31,392	22,046	18,062
Deferred revenue	86,366	45,385	(6,215)
Income taxes	3,493	253	332
Other assets and liabilities	(625)	(1,917)	5,272
Net cash provided by operating activities	215,607	150,190	69,703

Cash flows from investing activities
Proceeds from sale of equipment	—	—	168
Expenditures for property, plant and equipment and capitalized software	(10,683)	(8,718)	(7,434)
Purchase of short-term investments	(246,571)	—	—
Net cash used in investing activities	(257,254)	(8,718)	(7,266)

Cash flows from financing activities
Net settlement on restricted stock grants	(9,907)	(6,564)	(3,915)
Repurchase of common stock	(57,495)	(49,992)	(7,501)
Proceeds from Employee Stock Purchase Plan purchases	1,662	1,179	1,009
Principal payments on finance lease obligation	(987)	(763)	(399)
Proceeds from exercise of stock options	1,247	3,687	8,419
Net cash used in financing activities	(65,480)	(52,453)	(2,387)

Effect of exchange rate changes on cash and cash equivalents	(2,206)	2,429	(2,352)
Net increase in cash, cash equivalents and restricted cash	(109,333)	91,448	57,698

Cash, cash equivalents and restricted cash at beginning of period	295,680	204,232	146,534
Cash, cash equivalents and restricted cash at end of period	$186,347	$295,680	$204,232

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$10,763	$1,500	$876
Interest	$4,992	$5,086	$5,156

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995, and is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including spare parts, equipment upgrades, maintenance services and customer training.

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

Events occurring subsequent to December 31, 2022 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

For the years ended December 31, 2022 and 2021, we had foreign exchange losses of $6.6 million and $2.5 million, respectively. For the year ended December 31, 2020 we had $1.4 million in foreign exchange gain.

(d)          Cash, Cash Equivalents and Short-term Investments

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

We did not have any indicators of impairment during the period ending December 31, 2022. We did not record an impairment charge in the years ended December 31, 2022, 2021, or 2020.

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

(h)         Concentration of Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash equivalents, short-term investments and accounts receivable. Our cash equivalents and short-term investments are principally maintained in investment grade money-market funds, U.S. Government and Agency Securities and deposit accounts.

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

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 59.4%, 69.5% and 74.0% of revenue in 2022, 2021 and 2020, respectively.

For the year ended December 31, 2022 we had two customers representing 13.1% and 11.5% of total revenue, respectively. For the year ended December 31, 2021, we had two customers representing 17.8% and 15.4% of total revenue, respectively. For the year ended December 31, 2020, we had two customers representing 17.9% and 16.4% of total revenue, respectively.

As of December 31, 2022, we had two customers account for 19.4% and 11.5% of consolidated accounts receivable, respectively. As of December 31, 2021, we had two customers account for 29.1% and 13.6% of consolidated accounts receivable, respectively.

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

Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g., surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered); and

Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

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

The components of net income per share are as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands, except per share data)
Net income available to common stockholders	$183,079	$98,650	$49,982
Weighted average common shares outstanding used in computing basic income per share	33,043	33,555	33,257
Incremental options and RSUs	499	713	871
Weighted average common shares used in computing diluted net income per share	33,542	34,268	34,128
Net income per share
Basic	$5.54	$2.94	$1.50
Diluted	$5.46	$2.88	$1.46

Diluted weighted average common shares outstanding does not include restricted stock units outstanding to purchase 4,929, 2,554 and 1,951 common equivalent shares for the periods ended December 31, 2022, 2021 and 2020, respectively, as their effect would have been anti-dilutive.

(o)          Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the year ended December 31, 2022:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2021	$2,064	$(299)	$1,765
Other comprehensive loss and pension reclassification	(4,058)	325	(3,733)
Balance at December 31, 2022	$(1,994)	$26	$(1,968)

(p)         Recent Accounting Guidance

None.

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

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2022	2021	2020

	(in thousands)
Systems	$692,061	$454,598	$293,624
Aftermarket	227,937	207,830	180,936
Total Revenue	$919,998	$662,428	$474,560

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

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2022	2021	2020

	(in thousands)
North America	$143,701	$48,715	$50,786
Asia Pacific	673,752	516,105	385,233
Europe	102,545	97,608	38,541
Total Revenue	$919,998	$662,428	$474,560

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract liabilities are as follows:

	Year ended
	December 31,
	2022	2021	2020

	(in thousands)
Balance, beginning of the period	$68,436	$23,058	$29,251
Deferral of revenue	146,674	66,349	17,862
Recognition of deferred revenue	(60,333)	(20,971)	(24,055)
Balance, end of the period	$154,777	$68,436	$23,058

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments received or amounts invoiced in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

As of December 31, 2022, we had deferred revenue of $154.8 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied. Short-term deferred revenue of $123.5 million as of December 31, 2022 represents performance obligations that are expected to be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $31.3 million as of December 31, 2022 relates to prepayments made prior to system delivery as well as to extended warranty performance obligations that we expect to be completed in excess of the next 12 months but within the next 24 months.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$185,595	$294,923
Long-term restricted cash	752	757
Total cash, cash equivalents and restricted cash	$186,347	$295,680

As of December 31, 2022, we had $0.8 million in restricted cash which relates to a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

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

The following table shows changes of the allowances for credit losses related to trade receivables for the twelve months ended December 31, 2022 and 2021, respectively:

Year ended
December 31,
	2022	2021

(in thousands)
Balance, beginning of period	$—	$—
Provision for credit losses	—	—
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$—	$—

The components of accounts receivable are as follows:

	December 31,
	2022	2021

	(in thousands)
Trade receivables	$169,773	$104,410
Allowance for doubtful accounts	—	—
Trade receivables, net	$169,773	$104,410

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Raw materials	$187,313	$133,784
Work in process	35,069	43,164
Finished goods (completed systems)	20,024	18,036
Inventories, net	$242,406	$194,984

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and the size and utilization of our installed base, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2022, we recorded an increase of $0.2 million in inventory reserves. At December 31, 2022 and 2021, inventories are stated net of inventory reserves of $6.7 million and $6.5 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, we recorded charges to cost of sales of $4.6 million, $3.8 million and $3.7 million, respectively, to adjust inventories to their lower of cost or net realizable value.

We have inventory on consignment at customer locations at December 31, 2022 and 2021, of $6.4 million and $5.5 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2022	2021

	(in thousands)
Land and buildings	$18,001	$15,881
Machinery and equipment	34,728	34,312
Construction in process	10,189	6,852
Total cost	62,918	57,045
Accumulated depreciation	(23,254)	(22,073)
Property, plant and equipment, net	$39,664	$34,972

Depreciation expense was $5.1 million, $4.2 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2022	2021

	(in thousands)
Internal use assets	$61,603	$60,596
Construction in process	2,629	172
Total cost	64,232	60,768
Accumulated depreciation	(33,992)	(28,764)
Assets manufactured for internal use, net	$30,240	$32,004

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $5.2 million, $5.3 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

		December 31,	December 31,
Leases	Classification	2022	2021

Assets		(in thousands)
Operating leases	Operating lease assets	$12,146	$9,242
Finance lease	Finance lease assets *	17,942	19,238
Total leased assets		$30,088	$28,480
Liabilities
Current
Operating	Other current liabilities	$5,367	$4,716
Finance	Current portion of finance lease obligation	1,229	979
Noncurrent
Operating	Other long-term liabilities	6,931	4,357
Finance	Finance lease obligation	45,185	46,415
Total lease liabilities		$58,712	$56,467

*Finance lease assets are recorded net of accumulated depreciation of $45.9 million and includes $0.6 million of prepaid financing costs as of December 31, 2022. Finance lease assets are recorded net of accumulated depreciation of $48.6 million and includes $0.7 million of prepaid financing costs as of December 31, 2021.

All of our office locations support selling and servicing functions. We also have a manufacturing facility in South Korea. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the twelve-month periods ended December

31, 2022, 2021 and 2020 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2022	2021	2020

Operating lease cost		(in thousands)
Product / Services*	Cost of revenue	$5,427	$2,978	$2,402
Research and development	Operating expenses	322	430	491
Sales and marketing*	Operating expenses	1,526	1,605	1,389
General and administrative*	Operating expenses	1,065	996	877
Total operating lease cost		$8,340	$6,009	$5,159
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$1,296	$1,306	$1,336
Interest on lease liabilities	Interest expense	4,992	5,086	5,211
Total finance lease cost		$6,288	$6,392	$6,547

Total lease cost		$14,628	$12,401	$11,706

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $1.8 million, $1.9 million and $1.2 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

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

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2023	$6,114	$6,588	$12,702
2024	6,252	3,292	9,544
2025	5,930	2,172	8,102
2026	6,008	1,602	7,610
2027	6,128	799	6,927
Thereafter	61,586	13	61,599
Total lease payments	$92,018	$14,466	$106,484
Less interest portion*	(45,604)	(2,168)	(47,772)
Finance lease and operating lease obligations	$46,414	$12,298	$58,712

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised, nor leases signed but not yet commenced as of December 31, 2022. As of December 31, 2022, total estimated future minimum lease payments for leases signed but not yet commenced, which consists only of the lease of property in Beverly, Massachusetts, on which a state-of-the-art logistics and flex manufacturing center with 98,000 square feet is being built to our specifications and has an expected commencement date in 2023, is estimated to be $32.5 million.

December 31,
Lease term and discount rate	2022
Weighted-average remaining lease term (years):
Operating leases	3.1
Finance leases	14.1
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

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

	Year ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2022	2021	2020

	(in thousands)
Operating cash outflows from operating leases	$8,340	$6,009	$5,159
Operating cash outflows from finance leases	4,992	5,086	5,321
Financing cash outflows from finance leases	987	763	399
Operating lease assets obtained in exchange for operating lease liabilities	6,173	8,670	2,369
Finance lease assets obtained in exchange for new finance lease liabilities	—	—	—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Balance at January 1 (beginning of year)	$6,924	$4,612	$3,244
Warranties issued during the period	10,597	7,808	5,005
Settlements made during the period	(6,798)	(4,282)	(4,270)
Changes in estimate of liability for pre-existing warranties during the period	(236)	(1,214)	633
Balance at December 31 (end of period)	$10,487	$6,924	$4,612

Amount classified as current	$8,299	$6,424	$4,280
Amount classified as long-term	2,188	500	332
Total warranty liability	$10,487	$6,924	$4,612

Note 11. Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting purposes and, as such, we recorded a financing obligation of $46.4 million as of December 31, 2022, $1.2 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. We posted a collateralized security deposit of $5.9 million in the form of an irrevocable letter of credit at the time of the closing. This letter of credit is currently issued under the credit facility described in the next paragraph.

On July 31, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, in its capacity as administrative agent and collateral agent for itself and as a lender, and such other banks and financial institutions or entities that from time to time join as lenders under the Credit Agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. The revolving credit facility terminates on July 31, 2023. As of December 31, 2022, we were in compliance with all covenant requirements of the Credit Agreement. As of such date, no borrowings had been made under the Credit Agreement, although a letter of credit for $5.9 million reduces the funds available for borrowing under the credit line. We entered into a First Amendment to the Credit Agreement with Silicon Valley Bank in March 2021 to (i) align the covenants with our 2021 stock repurchase program, and (ii) establish terms to transition from a Eurodollar based interest rate option to an interest rate benchmark using a secured overnight financing rate (known as “SOFR”) published by the Federal Reserve Bank of New York.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2022, 2021 and 2020 we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $2.7 million, $2.2 million and $2.0 million, for 2022, 2021 and 2020, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $3.5 million and $4.7 million at December 31, 2022 and 2021, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2022	2021

	(in thousands)
Long-term:
Other long-term liabilities	3,516	4,681
Total liabilities	$3,516	$4,681

The expense recorded in connection with these plans was $1.5 million, $1.5 million and $1.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Restricted stock units granted to employees during 2022 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non-employee members of the Company’s Board of Directors in 2022 vest over a service period of one year. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued common shares. No restricted stock was granted during the three year period ended December 31, 2022.

As of December 31, 2022, there were 1.1 million shares available for grant under the 2012 Equity Plan.

As of December 31, 2022, there were five thousand options outstanding and 0.7 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

Compensation expense relating to the 2020 ESPP was approximately $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. Compensation expense under the 2020 ESPP and our prior employee stock purchase plan (the “2000 ESPP”) was approximately $0.2 million for the year ended December 31, 2020.

As of December 31, 2022, there were approximately 1.0 million shares reserved for issuance and available for purchase under the 2020 ESPP, with 14,061 shares purchased on that date to be issued pending settlement. Less than 0.1 million shares were purchased under the 2020 ESPP for each of the years ended December 31, 2022 and 2021. The 2000 ESPP expired in June 2020. Less than 0.1 million shares were purchased under the 2020 ESPP and 2000 ESPP for the year ended December 31, 2020.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, we use the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

2021
Weighted-average expected volatility	53.07%
Weighted-average expected term	4.71 years
Risk-free interest rate	1.22%
Expected dividend yield	0.00%

There were no stock option awards granted in 2022 and 2020.

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant.

(d)          Summary of Stock-based Compensation Expense

We use the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock-based awards, including executive officer awards, for the years ended December 31, 2022, 2021 and 2020.

For the years ended December 31, 2022, 2021 and 2020, we recognized stock-based compensation expense of $13.4 million, $12.1 million and $10.5 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2022, 2021 and 2020, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported in the consolidated statements of cash flows as part of cash flows from operating activities. Axcelis had tax deductions in excess of recognized compensation cost of $5.3 million for the year ended December 31, 2022 which resulted in a tax benefit of $1.1 million.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2021	111	$13.51
Granted	—	—
Exercised	(103)	12.15
Canceled	—	—
Expired	(4)	12.04
Outstanding at December 31, 2022	4	$43.33	3.9	$176
Exercisable at December 31, 2022	3	$27.48	2.2	$136
Options Vested at December 31, 2022	4	$42.03	3.8	$170

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2022, 2021 and 2020 was $5.4 million, $12.8 million and $18.4 million, respectively.

No stock options vested during the year ended December 31, 2022. The total fair value of stock options vested during the years ended December 31, 2021 and 2020 was $0 million and $0.1 million respectively. As of December 31, 2022, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan.

(f)          Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2022 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2022, 2021 and 2020. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non-vested restricted stock units for the year ended December 31, 2022 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2021	899	$26.74
Granted	300	55.47
Vested	(449)	25.69
Forfeited	(25)	27.6
Outstanding at December 31, 2022	725	$39.23

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2022, 2021 and 2020 was $55.47, $38.54 and $23.60, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2022, there was

$21.0 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. At December 31, 2022 and 2021, there were 32.8 million and 33.2 million outstanding shares of common stock, respectively.

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

(b)          Assets and Liabilities Measured at Fair Value

Our money market funds and short-term investments with maturities of 90 days or less at time of purchase are included in cash and cash equivalents in the consolidated balance sheets. Short-term investments with maturities greater than 90 days but not greater than 365 days are included in short-term investments in the consolidated balance sheets.

The following table sets forth Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$111,771	$25,000	$—	$136,771
Short-term investments (U.S. Government Securities and Agency Investments)	245,247	—	—	245,247
Total	$357,018	$25,000	$—	$382,018

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents:
Money market funds, U.S. Government Securities and Agency Investments	$261,090	$—	$—	$261,090

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

(a)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $412.3 million at December 31, 2022, approximately $403.9 million are expected to occur in 2023.

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

Revenue by product lines is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Ion implantation systems and services	$898,132	$645,504	$456,788
Other systems and services	21,866	16,924	17,772
Total revenue	$919,998	$662,428	$474,560

Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets

	(in thousands)
2022
United States	$634,081	$66,227
Europe	38,963	212
Asia Pacific	246,954	3,464
	$919,998	$69,903
2021
United States	$519,408	$63,590
Europe	36,622	191
Asia Pacific	106,398	3,194
	$662,428	$66,975
2020
United States	$351,069	$67,521
Europe	28,977	235
Asia Pacific	94,514	547
	$474,560	$68,303

Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Asia Pacific consist of manufacturing, sales and service organizations. Operations in Europe consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $776.3 million (84.4% of total revenue), $613.5 million (92.6% of total revenue) and $423.7 million (89.3% of total revenue) in 2022, 2021 and 2020, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
United States	$198,028	$116,380	$51,934
Foreign	6,857	4,048	3,952
Income before income taxes	$204,885	$120,428	$55,886

Provision for income taxes is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Current:
United States
Federal	$8,430	$—	$—
State	1,716	82	157
Foreign	3,124	1,439	1,062
Total current	13,270	1,521	1,219
Deferred:
Federal	9,097	20,521	4,594
State	(102)	406	295
Foreign	(459)	(670)	(204)
Total deferred	8,536	20,257	4,685
Income tax provision	$21,806	$21,778	$5,904

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate of 10.6% is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Income taxes at the United States statutory rate	$43,026	$25,290	$11,736
State income taxes	1,075	387	226
Effect of change in valuation allowance	680	(1,443)	806
Foreign income tax rate differentials	289	152	181
Stock based compensation	(3,818)	(3,658)	(2,803)
Internal revenue code section 162(m) limitation	2,692	1,481	409
Credit expirations	1,181	2,342	(14)
Rate change	94	159	151
Credit generation	(4,764)	(3,096)	(2,473)
Discrete items, net	206	72	(147)
Previously unrecognized tax benefit	—	—	(4,063)
GILTI inclusion	69	301	732
Foreign-derived intangible income	(20,526)	—	—
Other, net	1,602	(209)	1,163
Income tax provision	$21,806	$21,778	$5,904

Significant components of long-term deferred income taxes are as follows:

	Year ended December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$—	$5,635
State net operating loss carryforwards	291	727
Foreign net operating loss carryforwards	276	371
Federal tax credit carryforwards	—	18,840
State tax credit carryforwards	8,683	8,138
Property, plant and equipment	8,755	8,967
Operating lease liability	1,564	792
Accrued compensation	276	280
Inventories	1,613	1,729
Stock compensation	1,620	1,401
Warranty	1,993	1,471
Deferred revenue	4,501	836
Capitalized research and development costs	18,067	—
Gross deferred tax assets	47,639	49,187
Valuation allowance	(8,370)	(7,689)
Net deferred tax assets	39,269	41,498
Deferred tax liabilities:
Intangible assets	(176)	(72)
Right-of-use asset	(5,400)	(4,918)
Other	(1,992)	(1,054)
Gross deferred tax liabilities	(7,568)	(6,044)
Deferred taxes, net	$31,701	$35,454

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

At December 31, 2022, we had $31.7 million of net deferred tax assets worldwide relating to capitalized R&D costs and other temporary differences, which are available to reduce income taxes in future years. The decrease in our deferred tax assets from the prior year was primarily due to the utilization of our net operating losses, resulting in a decrease in deferred tax assets of $24.5 million, partially offset by a $18.1 million increase relating to capitalized R&D costs. At December 31, 2022, we maintained a $8.4 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents an increase of $0.7 million from the prior year.

At December 31, 2022, we had state net operating loss carryforwards of $0.3 million. State net operating losses will expire between 2023 and 2034. At December 31, 2022, we have foreign net operating loss carryforwards of $1.1 million. The majority of our foreign net operating losses have an unlimited carryforward period.

At December 31, 2022, we had research and development and other tax credit carryforwards of $12.4 million. These carry forwards are subject to an uncertain tax position reserve of $2.9 million. These credits can be used to reduce future federal and state income tax liabilities and expire principally between 2023 and 2035.

A provision of the Tax Cuts and Jobs Act (“TCJA”) took effect in 2022, creating a significant change to our treatment of research and experimental expenditures. Historically, businesses had the option of deducting R&D expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision eliminates this option and requires R&D expenses associated with research conducted in the U.S. to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, R&D expenses are capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods in their tax provision for the year ended December 31, 2022.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2022 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2022, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $15.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

At December 31, 2022, we had unrecognized tax benefits related to uncertain tax positions of $10.4 million, $7.2 million of which is recorded as a long-term liability, and the remainder of which reduced the Company’s state deferred tax assets and the offsetting valuation allowance. We recognized $1.8 million in interest and penalty expenses for the year ended December 31, 2022 relating to these uncertain tax positions. These unrecognized tax benefits, if recognized, would reduce the effective tax rate and also reverse associated accrued interest and penalty expenses.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$9,961	$10,044	$9,799
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(122)	(546)	(502)
Decreases in unrecognized tax benefits related to settlements with tax authorities	(708)	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—	(472)	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,312	935	747
Balance at end of year	$10,443	$9,961	$10,044

Recorded as other long-term liability	$7,190	$—	$472
Recorded as a decrease in deferred tax assets	3,253	9,961	9,572
Balance at end of year	$10,443	$9,961	$10,044

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2022
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	7,689	1,529	848	8,370
Year ended December 31, 2021
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	9,133	780	2,224	7,689
Year ended December 31, 2020
Allowance for doubtful accounts and returns	$818	$—	$818	$—
Deferred tax valuation allowance	8,327	806	—	9,133

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 11, 2022. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 11, 2022.

4.4

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the Commission on March 2, 2020.

10.1*

Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as approved by stockholders on May 14, 2019 and as amended by the Board of Directors on August 11, 2022. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2022 filed with the Commission on November 3, 2022.

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

10.8*	Named Executive Officer Base Compensation at February 15, 2023. Filed herewith.

10.9*	Non-Employee Director Cash Compensation at February 15, 2023. Filed herewith.

10.10*

2022 Amended and Restated Employment Agreement between the Company and Mary G. Puma dated May 24, 2022. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended June 30, 2022 filed with the Commission on August 4, 2022.

10.11*

Form of Amended and Restated Executive Separation Pay Agreement between the Company and Kevin J. Brewer, Russell Low, Lynnette C. Fallon, Greg Redinbo and Douglas Lawson dated May 15, 2019. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

Exhibit No.	Description
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

10.15*	Executive Compensation Clawback Policy, as adopted by the Board of Directors on November 13, 2014. Filed herewith.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 24, 2023. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 24, 2023. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 24, 2023. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 24, 2023. Filed herewith.

101

The following materials from the Company’s Form 10-K for the year ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mary G. Puma	Director and Principal Executive Officer	February 24, 2023
Mary G. Puma

/s/ Kevin J. Brewer	Principal Accounting and Financial Officer	February 24, 2023
Kevin J. Brewer

	Director	February 24, 2023
Tzu-Yin Chiu

/s/ Richard J. Faubert	Director	February 24, 2023
Richard J. Faubert

/s/ Joseph P. Keithley	Director	February 24, 2023
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	February 24, 2023
John T. Kurtzweil

/s/ Jeanne Quirk	Director	February 24, 2023
Jeanne Quirk

/s/ Thomas St. Dennis	Director	February 24, 2023
Thomas St. Dennis

/s/ Jorge Titinger	Director	February 24, 2023
Jorge Titinger

/s/ Dipti Vachani	Director	February 24, 2023

Dipti Vachani