Form 10-Q
period 2023-03-31
AXCELIS TECHNOLOGIES INC
filed 2023-05-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, there were 32,711,130 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenue:
Product	$246,007	$196,531
Services	8,013	7,064
Total revenue	254,020	203,595
Cost of revenue:
Product	142,771	107,642
Services	7,230	6,187
Total cost of revenue	150,001	113,829
Gross profit	104,019	89,766
Operating expenses:
Research and development	23,773	16,973
Sales and marketing	14,144	11,291
General and administrative	14,745	12,579
Total operating expenses	52,662	40,843
Income from operations	51,357	48,923
Other income (expense):
Interest income	3,936	95
Interest expense	(1,353)	(1,518)
Other, net	(1,038)	(1,617)
Total other income (expense)	1,545	(3,040)
Income before income taxes	52,902	45,883
Income tax provision	5,205	4,269
Net income	$47,697	$41,614
Net income per share:
Basic	$1.46	$1.25
Diluted	$1.43	$1.22
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,744	33,245
Diluted weighted average shares of common stock	33,293	33,974

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net income	$47,697	$41,614
Other comprehensive income (loss):
Foreign currency translation adjustments	50	(1,186)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	—	9
Total other comprehensive income (loss)	50	(1,177)
Comprehensive income	$47,747	$40,437

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$164,479	$185,595
Short-term investments	280,220	246,571
Accounts receivable, net	189,597	169,773
Inventories, net	262,054	242,406
Prepaid expenses and other current assets	38,092	33,300
Total current assets	934,442	877,645
Property, plant and equipment, net	40,970	39,664
Operating lease assets	10,660	12,146
Finance lease assets, net	17,623	17,942
Long-term restricted cash	6,653	752
Deferred income taxes	35,428	31,701
Other assets	34,050	33,791
Total assets	$1,079,826	$1,013,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,473	$62,346
Accrued compensation	14,180	35,540
Warranty	9,599	8,299
Income taxes	13,183	4,304
Deferred revenue	156,876	123,471
Current portion of finance lease obligation	1,297	1,229
Other current liabilities	12,334	12,943
Total current liabilities	267,942	248,132
Long-term finance lease obligation	44,831	45,185
Long-term deferred revenue	44,849	31,306
Other long-term liabilities	20,383	21,762
Total liabilities	378,005	346,385
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,726 shares issued and outstanding at March 31, 2023; 32,775 shares issued and outstanding at December 31, 2022	33	33
Additional paid-in capital	547,692	550,299
Retained earnings	156,014	118,892
Accumulated other comprehensive loss	(1,918)	(1,968)
Total stockholders’ equity	701,821	667,256
Total liabilities and stockholders’ equity	$1,079,826	$1,013,641

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2021	33,240	$33	$559,883	$(22,722)	$1,765	$538,959
Net income	—	—	—	41,614	—	41,614
Foreign currency translation adjustments	—	—	—	—	(1,186)	(1,186)
Change in pension obligation	—	—	—	—	9	9
Exercise of stock options	41	—	491	—	—	491
Issuance of common stock on restricted stock units, net of shares withheld	67	—	(3,315)	—	—	(3,315)
Stock-based compensation expense	—	—	2,701	—	—	2,701
Repurchase of common stock	(284)	—	(5,127)	(14,873)	—	(20,000)
Balance at March 31, 2022	33,064	$33	$554,633	$4,019	$588	$559,273

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256
Net income	—	—	—	47,697	—	47,697
Foreign currency translation adjustments	—	—	—	—	50	50
Exercise of stock options	2	—	25	—		25
Issuance of common stock on restricted stock units, net of shares withheld	56	—	(3,907)	—	—	(3,907)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Repurchase of common stock	(107)	—	(1,924)	(10,575)	—	(12,499)
Balance at March 31, 2023	32,726	$33	$547,692	$156,014	$(1,918)	$701,821

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$47,697	$41,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,100	2,848
Deferred income taxes	(3,621)	2,252
Stock-based compensation expense	3,199	2,701
Provision for excess and obsolete inventory	1,069	1,027
Accretion of discounts and premiums on marketable securities	(2,840)	—
Currency loss on foreign denominated transactions	1,343	—
Changes in operating assets and liabilities:
Accounts receivable	(20,762)	(15,199)
Inventories	(21,105)	(11,490)
Prepaid expenses and other current assets	(4,794)	(1,852)
Accounts payable and other current liabilities	(22,976)	(3,582)
Deferred revenue	47,160	6,418
Income taxes	8,891	858
Other assets and liabilities	(1,802)	175
Net cash provided by operating activities	34,559	25,770

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(2,240)	(1,503)
Purchase of short-term investments	(61,809)	—
Maturities of short-term investments	31,000	—
Net cash used in investing activities	(33,049)	(1,503)

Cash flows from financing activities
Net settlement on restricted stock grants	(3,907)	(3,315)
Repurchase of common stock	(12,499)	(20,000)
Principal payments on finance lease obligation	(289)	(229)
Proceeds from exercise of stock options	25	491
Net cash used in financing activities	(16,670)	(23,053)

Effect of exchange rate changes on cash and cash equivalents	(55)	1,002
Net increase in cash, cash equivalents and restricted cash	(15,215)	2,216

Cash, cash equivalents and restricted cash at beginning of period	186,347	295,680
Cash, cash equivalents and restricted cash at end of period	$171,132	$297,896

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

The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of March 31, 2023, there have been no material changes in the Company’s significant accounting policies. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

We recognized stock-based compensation expense of $3.2 million and $2.7 million for the three-month periods ended March 31, 2023 and 2022, respectively. These amounts include compensation expense related to RSUs and non-qualified stock options.

In the three-month periods ended March 31, 2023 and 2022, we issued 58.0 thousand and 0.1 million shares of common stock, respectively, upon stock option exercises and vesting of RSUs. In the three-month periods ended March 31, 2023 and 2022, we received proceeds of $25.0 thousand and $0.5 million, respectively, in connection with the exercise of stock options.

Note 3.  Leases

We have operating leases for manufacturing, office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease in relation to the 2015 sale-leaseback of our corporate headquarters in Beverly, Massachusetts. We review all agreements to determine if the agreement contains a lease component. An agreement contains a lease component if it provides for the use of a specific physical space or a specific physical item.

We recognize operating lease obligations under Accounting Standards Codification Topic 842, Leases. The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term by one to three years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		March 31,	December 31,
Leases	Classification	2023	2022

Assets		(in thousands)
Operating leases	Operating lease assets	$10,660	$12,146
Finance lease	Finance lease assets*	17,623	17,942
Total leased assets		$28,283	$30,088
Liabilities
Current
Operating	Other current liabilities	$4,276	$5,367
Finance	Current portion of finance lease obligation	1,297	1,229
Non-current
Operating	Other long-term liabilities	5,638	6,931
Finance	Finance lease obligation	44,831	45,185
Total lease liabilities		$56,042	$58,712

*Finance lease assets are recorded net of accumulated depreciation of $46.2 million and includes $0.6 million of prepaid financing costs as of March 31, 2023. Finance lease assets are recorded net of accumulated depreciation of $45.9 million and includes $0.6 million of prepaid financing costs as of December 31, 2022.

All of our operating lease office locations support selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea brings production capability closer to our Asia-based customers. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our consolidated statement of operations for the three months ended March 31, 2023 and 2022 as follows:

		Three months ended
		March 31,
Lease cost	Classification	2023	2022

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,466	$1,210
Research and development	Operating expenses	106	56
Sales and marketing*	Operating expenses	396	418
General and administrative*	Operating expenses	276	211
Total operating lease cost		$2,244	$1,895
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$319	$324
Interest on lease liabilities	Interest expense	1,231	1,258
Total finance lease cost		$1,550	$1,582

Total lease cost		$3,794	$3,477

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.5 million for both the three months ended March 31, 2023 and 2022.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to ten years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of March 31, 2023:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2023	$4,594	$5,112	$9,706
2024	6,252	3,260	9,512
2025	5,930	2,056	7,986
2026	6,008	1,346	7,354
2027	6,128	574	6,702
Thereafter	61,586	13	61,599
Total lease payments	$90,498	$12,361	$102,859
Less interest portion*	(44,370)	(2,447)	(46,817)
Finance lease and operating lease obligations	$46,128	$9,914	$56,042

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised, nor leases signed but not yet commenced as of March 31, 2023. As of March 31, 2023, total estimated future minimum lease payments for leases signed but not yet commenced, which consists only of the lease of property in Beverly, Massachusetts, on which a state-of-the-art logistics and flex manufacturing center with 98,000 square feet is being built to our specifications and has an expected commencement date in 2023, is estimated to be $32.5 million.

March 31,
Lease term and discount rate	2023
Weighted-average remaining lease term (years):
Operating leases	2.9
Finance leases	13.8
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022

	(in thousands)
Operating cash outflows from operating leases	$2,244	$1,896
Operating cash outflows from finance leases	1,231	1,258
Financing cash outflows from finance leases	289	229
Operating lease assets obtained in exchange for operating lease liabilities	757	1,638
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Systems	$195,198	$151,801
Aftermarket	58,822	51,794
Total Revenue	$254,020	$203,595

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
North America	$45,166	$24,913
Asia Pacific	191,103	149,240
Europe	17,751	29,442
Total Revenue	$254,020	$203,595

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Contract liabilities	$201,725	$154,777

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Balance, beginning of the period	$154,777	$68,436
Deferral of revenue	88,048	23,394
Recognition of deferred revenue	(41,100)	(16,990)
Balance, end of the period	$201,725	$74,840

The majority of our system transactions have payment terms of 90% due upon shipment of the system and 10% due upon acceptance. Aftermarket transaction payment terms typically provide that payment is due either within 30 or 60 days after the service is provided or parts delivered.

Note 5. Receivables and Allowances for Credit Losses

All trade receivables are reported on the consolidated balance sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses.

We maintain an allowance for credit losses, which represent an estimate of expected losses over the remaining contractual life of our receivables, considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in our receivable portfolio. We use historical loss experience rates and apply them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions, trade restrictions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

We evaluate the credit risk of the customer when extending credit based on a combination of financial and qualitative factors that may affect our customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau report, as well as the value of the underlying collateral.

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings.

The following table shows changes of the allowances for credit losses related to trade receivables for the three months ended March 31, 2023 and 2022, respectively:

Three months ended
March 31,
	2023	2022

(in thousands)
Balance, beginning of period	$—	$—
Provision for credit losses	—	—
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$—	$—

Note 6.  Computation of Net Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased by the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock issuable on exercise of stock options and vesting of RSUs had been issued, calculated using the treasury stock method.

The components of net earnings per share are as follows:

	Three months ended
	March 31,
	2023	2022

	(in thousands, except per share amounts)
Net income available to common stockholders	$47,697	$41,614
Weighted average shares of common stock outstanding used in computing basic income per share	32,744	33,245
Incremental options and RSUs	549	729
Weighted average shares of common stock used in computing diluted net income per share	33,293	33,974
Net income per share
Basic	$1.46	$1.25
Diluted	$1.43	$1.22

Diluted weighted average shares of common stock outstanding does not include 1,120 and 4,706 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive (loss) income, net of tax, by component, for the three months ended March 31, 2023:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2022	$(1,994)	$26	$(1,968)
Other comprehensive income and pension reclassification	50	—	50
Balance at March 31, 2023	$(1,944)	$26	$(1,918)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$164,479	$185,595
Long-term restricted cash	6,653	752
Total cash, cash equivalents and restricted cash	$171,132	$186,347

As of March 31, 2023, we had $6.7 million in restricted cash representing the total of (i) a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, (ii) a $0.7 million letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity.

Note 9.  Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Raw materials	$196,187	$187,313
Work in process	45,783	35,069
Finished goods (completed systems)	20,084	20,024
Inventories, net	$262,054	$242,406

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

The changes in our standard product warranty liability are as follows:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Balance at January 1 (beginning of year)	$10,487	$6,924
Warranties issued during the period	2,629	2,140
Settlements made during the period	(2,587)	(1,430)
Changes in estimate of liability for pre-existing warranties during the period	865	375
Balance at March 31 (end of period)	$11,394	$8,009

Amount classified as current	$9,599	$7,203
Amount classified as long-term	1,795	806
Total warranty liability	$11,394	$8,009

Note 11.  Fair Value Measurements

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

(b)  Fair Value Measurements

Our money market funds and short-term investments with initial maturities of three months or less are included in cash and cash equivalents in the consolidated balance sheets. Other investments that have a maturity of greater than three months but less than one year are included within short-term investments in the consolidated balance sheets.

The following table sets forth our assets by level within the fair value hierarchy:

	March 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$83,412	$—	$—	$83,412
Short-term investments (U.S. Government Securities and Agency Investments)	280,097	—	—	280,097
Total	$363,509	$—	$—	$363,509

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$111,771	$25,000	$—	$136,771
Short-term investments (U.S. Government Securities and Agency Investments)	245,247	—	—	245,247
Total	$357,018	$25,000	$—	$382,018

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $46.1 million as of March 31, 2023. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of March 31, 2023, we have a security deposit of $5.9 million related to this lease.

On April 5, 2023 we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit remained at Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, in the amount of $5.9 million, securing our lease on our corporate headquarters. This letter of credit was transitioned to a cash collateral arrangment on March 30, 2023, and is classified as long-term restricted cash on our balance sheet at March 31, 2023.

Note 13.  Income Taxes

Income tax expense was $5.2 million for the three months ended March 31, 2023, compared to $4.3 million for the three months ended March 31, 2022. The $0.9 million increase was primarily due to an increase in taxable income.

The effective tax rate for the three months ended March 31, 2023 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $35.4 million and $31.7 million as of March 31, 2023 and December 31, 2022, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of March 31, 2023, we have recorded a $10.9 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 14.  Concentration of Risk

For the three months ended March 31, 2023, two customers accounted for 15.2% and 12.9% of total revenue, respectively. For the three months ended March 31, 2022, two customers accounted for 15.0% and 11.1% of total revenue, respectively.

At March 31, 2023, two customers accounted for 14.0% and 13.4% of accounts receivable, respectively. At December 31, 2022, two customers accounted for 19.4% and 11.5% of accounts receivable, respectively.

Note 15. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock. During the three months ended March 31, 2023, we purchased 0.1 million shares at an average cost of $117.23 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Repurchased shares are accounted for when the transaction is settled and returned to the status of authorized but unissued shares. Accordingly, the repurchases are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 64.7% of total revenue for the three months ended March 31, 2023.

The first three months of 2023 exhibited continued strong demand for our capital equipment, despite a downturn in the memory segment of our industry that is causing other semiconductor equipment makers to experience lower revenues than the same period in the prior year. Supply chain performance improved, but has not completely recovered from the challenges seen in prior periods. Axcelis’ strong results in the first three months of 2023 demonstrate our ability to meet demand and manage supply chain difficulties. Our performance is closely related to the growing mature process technology market, with 89% of shipments during the first three months of 2023 going to mature foundry/logic customers.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended
	March 31,
	2023	2022
Revenue:
Product	96.8%	96.5%
Services	3.2	3.5
Total revenue	100.0	100.0
Cost of revenue:
Product	56.2	52.9
Services	2.8	3.0
Total cost of revenue	59.0	55.9
Gross profit	41.0	44.1
Operating expenses:
Research and development	9.4	8.3
Sales and marketing	5.6	5.5
General and administrative	5.8	6.2
Total operating expenses	20.8	20.0
Income from operations	20.2	24.1
Other income (expense):
Interest income	1.5	—
Interest expense	(0.5)	(0.7)
Other, net	(0.4)	(0.8)
Total other income (expense)	0.6	(1.5)
Income before income taxes	20.8	22.6
Income tax provision	2.0	2.1
Net income	18.8%	20.5%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period
	March 31,		Change
	2023	2022	$	%

Revenue:
Product	$246,007	$196,531	$49,476	25.2%
Percentage of revenue	96.8%	96.5%
Services	8,013	7,064	949	13.4%
Percentage of revenue	3.2%	3.5%
Total revenue	$254,020	$203,595	$50,425	24.8%

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $246.0 million, or 96.8% of revenue, during the three months ended March 31, 2023, compared with $196.5 million, or 96.5% of revenue, for the three months ended March 31, 2022. The $49.5 million increase in product revenue for the three-month period ending March 31, 2023, in comparison to the same period in 2022, was primarily driven by an increase in systems revenue.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at March 31, 2023 and December 31, 2022 was $201.7 million and $154.7 million, respectively. The increase in deferred revenue was primarily due to payments received in advance of sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $8.0 million, or 3.2% of revenue, for the three months ended March 31, 2023, compared with $7.1 million, or 3.5% of revenue, for the three months ended March 31, 2022. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

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

Aftermarket and Systems Revenue

Included in total revenue of $254.0 million during the three months ended March 31, 2023 is revenue from our Aftermarket business of $58.8 million, compared with $51.8 million of Aftermarket revenue for the three months ended March 31, 2022. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $195.2 million of revenue for the three months ended March 31, 2023 was from system sales, compared with $151.8 million of systems revenue for the three months ended March 31, 2022. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period
	March 31,		Change
	2023	2022	$	%

Gross Profit:
Product	$103,236	$88,889	$14,347	16.1%
Product gross margin	42.0%	45.2%

Services	783	877	(94)	(10.7)%
Services gross margin	9.8%	12.4%
Total gross profit	$104,019	$89,766	$14,253	15.9%
Gross margin	41.0%	44.1%

Product

Gross margin from product revenue was 42.0% for the three months ended March 31, 2023, compared to 45.2% for the three months ended March 31, 2022. The decrease in gross margin primarily resulted from a less favorable mix of system shipments and to a lessor extent, higher supply chain costs.

Services

Gross margin from services revenue was 9.8% for the three months ended March 31, 2023, compared to 12.4% for the three months ended March 31, 2022. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period
	March 31,		Change
	2023	2022	$	%

Research and development	$23,773	$16,973	$6,800	40.1%
Percentage of revenue	9.4%	8.3%
Sales and marketing	14,144	11,291	2,853	25.3%
Percentage of revenue	5.6%	5.5%
General and administrative	14,745	12,579	2,166	17.2%
Percentage of revenue	5.8%	6.2%
Total operating expenses	$52,662	$40,843	$11,819	28.9%
Percentage of revenue	20.8%	20.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $30.7 million or 58.2%, of our total operating expenses for the three months ended March 31, 2023, compared to $24.2 million or 59.2%, of our total operating expenses for the three months ended March 31, 2022. The higher personnel costs for the three months ended March 31, 2023 are primarily due to increases in personnel-related expenses to support growth.

Research and Development

	Three months ended		Period-to-Period
	March 31,		Change
	2023	2022	$ %

Research and development	$23,773	$16,973	$6,800	40.1%
Percentage of revenue	9.4%	8.3%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual research and development budgets to fund programs that we expect will solve customers’ high value, high impact, ion implantation challenges.

Research and development expense was $23.8 million during the three months ended March 31, 2023, an increase of $6.8 million, or 40.1%, compared with $17.0 million during the three months ended March 31, 2022. The increase is primarily due to higher personnel expenses as well as an increase in the cost of project materials and related services for ongoing projects.

Sales and Marketing

	Three months ended		Period-to-Period
	March 31,		Change
	2023	2022	$ %

Sales and marketing	$14,144	$11,291	$2,853	25.3%
Percentage of revenue	5.6%	5.5%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $14.1 million during the three months ended March 31, 2023, an increase of $2.9 million, or 25.3%, compared with $11.3 million during the three months ended March 31, 2022. The increase is primarily due to higher personnel expenses and travel-related expense.

General and Administrative

	Three months ended		Period-to-Period
	March 31,		Change
	2023	2022	$ %

General and administrative	$14,745	$12,579	$2,166	17.2%
Percentage of revenue	5.8%	6.2%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $14.7 million during the three months ended March 31, 2023, an increase of $2.2 million, or 17.2%, compared with $12.6 million during the three months ended March 31, 2022. The increase is primarily due to an increase in personnel expenses and consulting fees.

Other Income (Expense)

	Three months ended		Period-to-period
	March 31,		change
	2023	2022	$ %

Other income (expense):	$1,545	$(3,040)	$(4,585)	150.8%
Percentage of revenue	0.6%	(1.5)%

Other income (expense) consists of interest earned on our invested cash balances, interest expense relating to the finance lease obligation we incurred in connection with the 2015 sale of our headquarters facility and other financing obligations as well as foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against local currencies of certain of the countries in which we operate.

Other income was $1.5 million for the three months ended March 31, 2023, compared with other expense of $3.0 million for the three months ended March 31, 2022. The $4.6 million change in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $3.8 million and a decrease in exchange loss of $0.6 million.

During the three-month periods ended March 31, 2023 and 2022, we had no significant off-balance sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period
	March 31,		change
	2023	2022	$ %

Income tax provision	$5,205	$4,269	$936	21.9%
Percentage of revenue	2.0%	2.1%

Income tax expense was $5.2 million for the three months ended March 31, 2023, compared to $4.3 million for the three months ended March 31, 2022. The $0.9 million increase was primarily due to an increase in taxable income.

The effective tax rate for the three months ended March 31, 2023 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $35.4 million and $31.7 million as of March 31, 2023 and December 31, 2022, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of March 31, 2023, we have recorded a $10.9 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

At March 31, 2023, we had $164.5 million in unrestricted cash and cash equivalents and $280.2 million in short-term investments, in addition to $6.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sales of our products, and others relate to the uncertainties of global economic conditions, including the availability of credit and the condition of the overall semiconductor equipment industry. Our industry requires ongoing investments in operations and research and development that are not easily adjusted to reflect changes in revenue. As a result, profitability and cash flows can fluctuate more widely than revenue. Stock repurchases, as discussed below, also reduce our cash balances.

During the three months ended March 31, 2023 and 2022, we generated $34.6 million and $25.8 million, respectively, of cash related to operating activities.

Investing activities for the three months ended March 31, 2023 resulted in cash outflows of $33.0 million, $2.2 million of which was used for capital expenditures and $61.8 million of which was used to purchase short-term investments, offset by $31.0 million related to maturities of short-term investments. Investing activities for the three months ended March 31, 2022 resulted in cash outflows of $1.5 million used for capital expenditures.

Financing activities for the three months ended March 31, 2023 resulted in a cash usage of $16.7 million. During the first three months of 2023, $12.5 million in cash was used to repurchase our common stock and $3.9 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by the Company to cover taxes, as well as $0.3 million relating to the reduction of the liability under the finance lease of our corporate headquarters. In comparison, financing activities for the three months ended March 31, 2022 resulted in cash usage of $23.1 million, $20.0 million of which related to the repurchase of our common stock and $3.3 million of which related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.2 million relating to the reduction of our financing lease liability. These amounts were partially offset by $0.5 million of proceeds related to the exercise of stock options during the first three months of 2022.

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

On April 5, 2023 we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit remained at Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, in the amount of $5.9 million, securing our lease on our corporate headquarters. This letter of credit was transitioned to a cash collateral arrangment on March 30, 2023, and is classified as long-term restricted cash on our balance sheet at March 31, 2023.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2023 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2023, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of March 31, 2023, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended March 31, 2023 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	32	$102.49	32	$39,174
February 1 through February 28	48	$120.31	48	33,459
March 1 through March 31	27	$129.74	27	30,006
Total	107		107

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 11, 2022.

10.1

Amended and Restated Employment Agreement between Axcelis Technologies, Inc. and Mary G. Puma dated as of February 24, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 18, 2023.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 5, 2023.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 5, 2023.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 5, 2023.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 5, 2023.

101*

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

* Filed herewith
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.
DATED: May 5, 2023	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer