Form 10-Q
period 2023-06-30
AXCELIS TECHNOLOGIES INC
filed 2023-08-03
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 32,817,464 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product	$265,673	$213,926	$511,680	$410,458
Services	8,297	7,251	16,310	14,314
Total revenue	273,970	221,177	527,990	424,772
Cost of revenue:
Product	146,741	115,754	289,512	223,395
Services	7,526	6,242	14,756	12,429
Total cost of revenue	154,267	121,996	304,268	235,824
Gross profit	119,703	99,181	223,722	188,948
Operating expenses:
Research and development	24,130	18,731	47,903	35,704
Sales and marketing	15,537	12,703	29,681	23,994
General and administrative	16,328	13,602	31,073	26,180
Total operating expenses	55,995	45,036	108,657	85,878
Income from operations	63,708	54,145	115,065	103,070
Other income (expense):
Interest income	4,307	352	8,243	447
Interest expense	(1,349)	(1,250)	(2,702)	(2,768)
Other, net	(2,050)	(5,051)	(3,088)	(6,669)
Total other income (expense)	908	(5,949)	2,453	(8,990)
Income before income taxes	64,616	48,196	117,518	94,080
Income tax provision	3,037	4,007	8,242	8,276
Net income	$61,579	$44,189	$109,276	$85,804
Net income per share:
Basic	$1.88	$1.34	$3.34	$2.59
Diluted	$1.86	$1.32	$3.29	$2.54
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,775	33,096	32,759	33,170
Diluted weighted average shares of common stock	33,189	33,562	33,237	33,770

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$61,579	$44,189	$109,276	$85,804
Other comprehensive loss:
Foreign currency translation adjustments	(1,011)	(2,685)	(961)	(3,871)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	—	8	—	17
Total other comprehensive loss	(1,011)	(2,677)	(961)	(3,854)
Comprehensive income	$60,568	$41,512	$108,315	$81,950

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$132,504	$185,595
Short-term investments	320,360	246,571
Accounts receivable, net	159,199	169,773
Inventories, net	299,841	242,406
Prepaid expenses and other current assets	38,265	33,300
Total current assets	950,169	877,645
Property, plant and equipment, net	43,156	39,664
Operating lease assets	31,998	12,146
Finance lease assets, net	17,305	17,942
Long-term restricted cash	6,652	752
Deferred income taxes	38,944	31,701
Other assets	33,494	33,791
Total assets	$1,121,718	$1,013,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,504	$62,346
Accrued compensation	17,216	35,540
Warranty	10,867	8,299
Income taxes	6,598	4,304
Deferred revenue	138,890	123,471
Current portion of finance lease obligation	1,367	1,229
Other current liabilities	13,018	12,943
Total current liabilities	248,460	248,132
Long-term finance lease obligation	44,455	45,185
Long-term deferred revenue	43,650	31,306
Other long-term liabilities	41,116	21,762
Total liabilities	377,681	346,385
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,836 shares issued and outstanding at June 30, 2023; 32,775 shares issued and outstanding at December 31, 2022	33	33
Additional paid-in capital	540,120	550,299
Retained earnings	206,813	118,892
Accumulated other comprehensive loss	(2,929)	(1,968)
Total stockholders’ equity	744,037	667,256
Total liabilities and stockholders’ equity	$1,121,718	$1,013,641

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2021	33,240	$33	$559,883	$(22,722)	$1,765	$538,959
Net income	—	—	—	41,614	—	41,614
Foreign currency translation adjustments	—	—	—	—	(1,186)	(1,186)
Change in pension obligation	—	—	—	—	9	9
Exercise of stock options	41	—	491	—	—	491
Issuance of common stock on restricted stock units, net of shares withheld	67	—	(3,315)	—	—	(3,315)
Stock-based compensation expense	—	—	2,701	—	—	2,701
Repurchase of common stock	(284)	—	(5,127)	(14,873)	—	(20,000)
Balance at March 31, 2022	33,064	$33	$554,633	$4,019	$588	$559,273

Net income	—	—	—	44,189	—	44,189
Foreign currency translation adjustments	—	—	—	—	(2,685)	(2,685)
Change in pension obligation	—	—	—	—	8	8
Exercise of stock options	25	—	298	—	—	298
Issuance of stock under Employee Stock Purchase Plan	15	—	711	—	—	711
Issuance of common stock on restricted stock units, net of shares withheld	205	—	(5,896)	—	—	(5,896)
Stock-based compensation expense	—	—	3,527	—	—	3,527
Repurchase of common stock	(215)	—	(3,872)	(8,626)	—	(12,498)
Balance at June 30, 2022	33,094	$33	$549,401	$39,582	$(2,089)	$586,927

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256
Net income	—	—	—	47,697	—	47,697
Foreign currency translation adjustments	—	—	—	—	50	50
Exercise of stock options	2	—	25	—		25
Issuance of common stock on restricted stock units, net of shares withheld	56	—	(3,907)	—	—	(3,907)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Repurchase of common stock	(107)	—	(1,924)	(10,575)	—	(12,499)
Balance at March 31, 2023	32,726	$33	$547,692	$156,014	$(1,918)	$701,821

Net income	—	—	—	61,579	—	61,579
Foreign currency translation adjustments	—	—	—	—	(1,011)	(1,011)
Issuance of stock under Employee Stock Purchase Plan	6	—	957	—	—	957
Issuance of common stock on restricted stock units, net of shares withheld	199	—	(11,558)	—	—	(11,558)
Stock-based compensation expense	—	—	4,749		—	4,749
Repurchase of common stock	(95)	—	(1,720)	(10,780)	—	(12,500)
Balance at June 30, 2023	32,836	$33	$540,120	$206,813	$(2,929)	$744,037

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$109,276	$85,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,258	5,724
Deferred income taxes	(7,413)	3,934
Stock-based compensation expense	7,948	6,228
Provision for excess and obsolete inventory	2,494	2,061
Accretion of discounts and premiums on marketable securities	(5,753)	—
Currency loss on foreign denominated transactions	5,717	—
Changes in operating assets and liabilities:
Accounts receivable	8,173	(45,783)
Inventories	(63,294)	(27,511)
Prepaid expenses and other current assets	(5,095)	(5,304)
Accounts payable and other current liabilities	(18,266)	1,507
Deferred revenue	28,075	3,290
Income taxes	2,324	(529)
Other assets and liabilities	(3,170)	(199)
Net cash provided by operating activities	67,274	29,222

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(5,202)	(3,356)
Purchase of short-term investments	(188,943)	—
Maturities of short-term investments	120,907	—
Net cash used in investing activities	(73,238)	(3,356)

Cash flows from financing activities
Net settlement on restricted stock grants	(15,465)	(9,211)
Repurchase of common stock	(24,999)	(32,498)
Proceeds from Employee Stock Purchase Plan purchases	957	711
Principal payments on finance lease obligation	(598)	(475)
Proceeds from exercise of stock options	25	789
Net cash used in financing activities	(40,080)	(40,684)

Effect of exchange rate changes on cash and cash equivalents	(1,147)	7,058
Net decrease in cash, cash equivalents and restricted cash	(47,191)	(7,760)

Cash, cash equivalents and restricted cash at beginning of period	186,347	295,680
Cash, cash equivalents and restricted cash at end of period	$139,156	$287,920

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

The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of June 30, 2023, there have been no material changes in the Company’s significant accounting policies. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

We recognized stock-based compensation expense of $4.7 million and $3.5 million for the three-month periods ended June 30, 2023 and 2022, respectively. We recognized stock-based compensation expense of $7.9 million and $6.2 million for the six-month periods ended June 30, 2023 and 2022, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options and stock to be issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended June 30, 2023 and 2022, we issued 0.2 million and 0.2 million of common stock for purchases under the 2020 ESPP and vesting of RSUs, respectively. In the three-month period ended June 30, 2023, we received proceeds of $1.0 million for purchases under the 2020 ESPP. In the three-month period ended June 30, 2022, we received proceeds of $1.0 million in connection with the exercise of stock options and purchases under the 2020 ESPP.

In the six-month periods ended June 30, 2023 and 2022, we issued 0.3 million and 0.4 million shares of common stock, respectively, upon stock option exercises, purchases under the 2020 ESPP and vesting of RSUs. In the six-month periods ended June 30, 2023 and 2022, we received proceeds of $1.0 million and $1.5 million, respectively, in connection with the exercise of stock options and purchases under the 2020 ESPP.

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

		June 30,	December 31,
Leases	Classification	2023	2022

Assets		(in thousands)
Operating leases	Operating lease assets	$31,998	$12,146
Finance lease	Finance lease assets*	17,305	17,942
Total leased assets		$49,303	$30,088
Liabilities
Current
Operating	Other current liabilities	$5,544	$5,367
Finance	Current portion of finance lease obligation	1,367	1,229
Non-current
Operating	Other long-term liabilities	25,979	6,931
Finance	Finance lease obligation	44,455	45,185
Total lease liabilities		$77,345	$58,712

*Finance lease assets are recorded net of accumulated depreciation of $46.5 million and include $0.6 million of prepaid financing costs as of June 30, 2023. Finance lease assets are recorded net of accumulated depreciation of $45.9 million and include $0.6 million of prepaid financing costs as of December 31, 2022.

All of our operating lease office locations support selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea brings production capability closer to our Asia-based customers. Our state-of-the-art 98,500 square foot logistics and flex manufacturing center in Beverly, Massachusetts, which is anticipated to be fully operational in the second half of 2023, commenced during the three-months ended June 30, 2023. As a result, we recorded a right-of-use asset of $21.0 million, which includes approximately $1.0 million of prepaid rent, and a related liability of $20.0 million.

Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2023	2022	2023	2022

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,821	$1,306	$3,287	$2,516
Research and development	Operating expenses	137	76	243	132
Sales and marketing*	Operating expenses	417	368	813	787
General and administrative*	Operating expenses	239	308	515	520
Total operating lease cost		$2,614	$2,058	$4,858	$3,955
Finance lease cost
Depreciation of leased assets	Cost of revenue, R&D, Sales and marketing and G&A	$318	$325	$637	$648
Interest on lease liabilities	Interest expense	1,223	1,274	2,454	2,532
Total finance lease cost		$1,541	$1,599	$3,091	$3,180

Total lease cost		$4,155	$3,657	$7,949	$7,135

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively, and includes short-term lease and variable lease costs of approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to sixteen years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2023:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2023	$3,063	$4,335	$7,398
2024	6,252	5,766	12,018
2025	5,930	4,308	10,238
2026	6,008	3,247	9,255
2027	6,128	2,411	8,539
Thereafter	61,586	25,080	86,666
Total lease payments	$88,967	$45,147	$134,114
Less interest portion*	(43,145)	(13,624)	(56,769)
Finance lease and operating lease obligations	$45,822	$31,523	$77,345

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

June 30,
Lease term and discount rate	2023
Weighted-average remaining lease term (years):
Operating leases	11.7
Finance leases	13.6
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022

	(in thousands)
Operating cash outflows from operating leases	$4,858	$3,955
Operating cash outflows from finance leases	2,454	2,509
Financing cash outflows from finance leases	598	475
Operating lease assets obtained in exchange for operating lease liabilities	23,289	4,714
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Systems	$215,174	$165,350	$410,372	$317,152
Aftermarket	58,796	55,827	117,618	107,620
Total Revenue	$273,970	$221,177	$527,990	$424,772

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
North America	$37,918	$34,683	$83,084	$59,596
Asia Pacific	205,941	168,705	397,044	317,945
Europe	30,111	17,789	47,862	47,231
Total Revenue	$273,970	$221,177	$527,990	$424,772

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Contract liabilities	$182,540	$154,777

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Balance, beginning of the period	$201,725	$74,840	$154,777	$68,436
Deferral of revenue	34,977	28,703	107,556	46,697
Recognition of deferred revenue	(54,162)	(31,994)	(79,793)	(43,584)
Balance, end of the period	$182,540	$71,549	$182,540	$71,549

The majority of our system transactions have either (1) payment terms of 90% due upon shipment of the system and 10% due upon acceptance or (2) a deposit with the remaining balance due at shipment and acceptance. Aftermarket transaction payment terms typically provide that payment is due either within 30 or 60 days after the service is provided or parts delivered.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not incur any credit losses or recoveries for the three and six-month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, respectively, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Net income available to common stockholders	$61,579	$44,189	$109,276	$85,804
Weighted average shares of common stock outstanding used in computing basic income per share	32,775	33,096	32,759	33,170
Incremental options and RSUs	414	466	478	600
Weighted average shares of common stock used in computing diluted net income per share	33,189	33,562	33,237	33,770
Net income per share
Basic	$1.88	$1.34	$3.34	$2.59
Diluted	$1.86	$1.32	$3.29	$2.54

Diluted weighted average shares of common stock outstanding does not include 770 and 15,796 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended June 30, 2023 and 2022, respectively, or 387 and 8,255 common equivalent shares issuable with respect to outstanding equity awards for the six-month periods ended June 30, 2023 and 2022, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2023:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2022	$(1,994)	$26	$(1,968)
Other comprehensive loss and pension reclassification	(961)	—	(961)
Balance at June 30, 2023	$(2,955)	$26	$(2,929)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$132,504	$185,595
Long-term restricted cash	6,652	752
Total cash, cash equivalents and restricted cash	$139,156	$186,347

As of June 30, 2023, we had $6.7 million in restricted cash representing the total of (i) a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, (ii) a $0.7 million letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity. See Note 12 for further discussion on the $5.9 million cash collateral.

Note 9.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Raw materials	$213,535	$187,313
Work in process	53,693	35,069
Finished goods (completed systems)	32,613	20,024
Inventories, net	$299,841	$242,406

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2023	2022

	(in thousands)
Balance at January 1 (beginning of year)	$10,487	$6,924
Warranties issued during the period	5,616	4,902
Settlements made during the period	(4,834)	(2,819)
Changes in estimate of liability for pre-existing warranties during the period	1,552	12
Balance at June 30 (end of period)	$12,821	$9,019

Amount classified as current	$10,867	$8,348
Amount classified as long-term (within other long-term liabilities)	1,954	671
Total warranty liability	$12,821	$9,019

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

The following table sets forth our assets by level within the fair value hierarchy:

	June 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$88,903	$—	$—	$88,903
Short-term investments (U.S. Government Securities and Agency Investments)	319,587	—	—	319,587
Total	$408,490	$—	$—	$408,490

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$111,771	$25,000	$—	$136,771
Short-term investments (U.S. Government Securities and Agency Investments)	245,247	—	—	245,247
Total	$357,018	$25,000	$—	$382,018

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $45.8 million as of June 30, 2023. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of June 30, 2023, we have a security deposit of $5.9 million related to this lease.

On April 5, 2023 we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit remains at Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, in the amount of $5.9 million, securing our lease on our corporate headquarters. This letter of credit was transitioned to a cash collateral arrangment on March 30, 2023, and is classified as long-term restricted cash on our balance sheet at June 30, 2023.

Note 13.  Income Taxes

Income tax expense was $3.0 million for the three months ended June 30, 2023, compared to $4.0 million for the three months ended June 30, 2022. The $1.0 million decrease was primarily due to a higher stock compensation deduction driven by an increase in stock price offset partially by an increase in pre-tax financial reporting income. Income tax expense was $8.2 million for the six months ended June 30, 2023, compared to $8.3 million for the six months ended June 30, 2022.

The effective tax rate for the three and six months ended June 30, 2023 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $38.9 million and $31.7 million as of June 30, 2023 and December 31, 2022, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of June 30, 2023, we have recorded a $10.6 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 14.  Concentration of Risk

For the three months ended June 30, 2023, no individual customer accounted for greater than ten percent of revenue. For the three months ended June 30, 2022, two customers accounted for 19.3% and 11.6% of total revenue, respectively.

For the six months ended June 30, 2023, two customers accounted for 11.6% and 11.1% of total revenue, respectively. For the six months ended June 30, 2022, three customers accounted for 15.3%, 10.7% and 10.3% of total revenue, respectively.

At June 30, 2023, two customers accounted for 12.5% and 11.5% of accounts receivable, respectively. At December 31, 2022, two customers accounted for 19.4% and 11.5% of accounts receivable, respectively.

Note 15. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock. During the six months ended June 30, 2023, we repurchased 0.2 million shares at an average cost of $123.80 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 57.6% of total revenue for the six months ended June 30, 2023.

The first half of 2023 exhibited continued strong demand for our capital equipment, despite a downturn in the memory segment of our industry that is causing other semiconductor equipment makers to experience lower revenues than the same period in the prior year. Supply chain performance improved, but has not completely recovered from the challenges seen in prior periods. Axcelis’ strong results in the first half of 2023 demonstrate our ability to meet demand and manage supply chain difficulties. Our performance is closely related to the growing mature process technology market, with 93% of shipments during the first half of 2023 going to mature foundry/logic customers.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product	97.0%	96.7%	96.9%	96.6%
Services	3.0	3.3	3.1	3.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.6	52.4	54.8	52.6
Services	2.7	2.8	2.8	2.9
Total cost of revenue	56.3	55.2	57.6	55.5
Gross profit	43.7	44.8	42.4	44.5
Operating expenses:
Research and development	8.8	8.5	9.1	8.4
Sales and marketing	5.7	5.7	5.6	5.6
General and administrative	6.0	6.1	5.9	6.2
Total operating expenses	20.5	20.3	20.6	20.2
Income from operations	23.2	24.5	21.8	24.3
Other income (expense):
Interest income	1.6	0.2	1.6	0.1
Interest expense	(0.5)	(0.6)	(0.5)	(0.7)
Other, net	(0.7)	(2.3)	(0.6)	(1.6)
Total other income (expense)	0.4	(2.7)	0.5	(2.2)
Income before income taxes	23.6	21.8	22.3	22.1
Income tax provision	1.1	1.8	1.6	1.9
Net income	22.5%	20.0%	20.7%	20.2%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Revenue:
Product	$265,673	$213,926	$51,747	24.2%	$511,680	$410,458	$101,222	24.7%
Percentage of revenue	97.0%	96.7%			96.9%	96.6%
Services	8,297	7,251	1,046	14.4%	16,310	14,314	1,996	13.9%
Percentage of revenue	3.0%	3.3%			3.1%	3.4%
Total revenue	$273,970	$221,177	$52,793	23.9%	$527,990	$424,772	$103,218	24.3%

Three months ended June 30, 2023 Compared with Three months ended June 30, 2022

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems was $265.7 million, or 97.0% of revenue, during the three months ended June 30, 2023, compared with $213.9 million, or 96.7% of revenue, for the three months ended June 30, 2022. The $51.7 million increase in product revenue for the three-

month period ended June 30, 2023, in comparison to the same period in 2022, was primarily driven by an increase in the number of systems sold.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at June 30, 2023 and December 31, 2022 was $182.5 million and $154.7 million, respectively. The increase in deferred revenue was primarily due to payments received in advance of sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $8.3 million, or 3.0% of revenue, for the three months ended June 30, 2023, compared with $7.3 million, or 3.3% of revenue, for the three months ended June 30, 2022. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2023 Compared with Six months ended June 30, 2022

Product

Product revenue was $511.7 million, or 96.9% of revenue, during the six months ended June 30, 2023, compared with $410.5 million, or 96.6% of revenue, for the six months ended June 30, 2022. The $101.2 million increase in product revenue for the six-month period ended June 30, 2023, in comparison to the same period in 2022, was primarily driven by an increase in the number of systems sold.

Services

Services revenue was $16.3 million, or 3.1% of revenue, for the six months ended June 30, 2023, compared with $14.3 million, or 3.4% of revenue, for the six months ended June 30, 2022.

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

Aftermarket and Systems Revenue

Three months ended June 30, 2023 Compared with Three months ended June 30, 2022

Included in total revenue of $274.0 million during the three months ended June 30, 2023 is revenue from our Aftermarket business of $58.8 million, compared with $55.8 million of Aftermarket revenue for the three months ended June 30, 2022. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $215.2 million of revenue for the three months ended June 30, 2023 was from system sales, compared with $165.4 million of systems revenue for the three months ended June 30, 2022. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Six months ended June 30, 2023 Compared with Six months ended June 30, 2022

Included in total revenue of $528.0 million during the six months ended June 30, 2023 is revenue from our Aftermarket business of $117.6 million, compared with $107.6 million of Aftermarket revenue for the six months ended June 30, 2022. The remaining $410.4 million of revenue for the six months ended June 30, 2023 was from system sales, compared with $317.2 million of systems revenue for the six months ended June 30, 2022.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Gross Profit:
Product	$118,932	$98,172	$20,760	21.1%	$222,168	$187,063	$35,105	18.8%
Product gross margin	44.8%	45.9%			43.4%	45.6%

Services	771	1,009	(238)	(23.6)%	1,554	1,885	(331)	(17.6)%
Services gross margin	9.3%	13.9%			9.5%	13.2%
Total gross profit	$119,703	$99,181	$20,522	20.7%	$223,722	$188,948	$34,774	18.4%
Gross margin	43.7%	44.8%			42.4%	44.5%

Three months ended June 30, 2023 Compared with Three months ended June 30, 2022

Product

Gross margin from product revenue was 44.8% for the three months ended June 30, 2023, compared to 45.9% for the three months ended June 30, 2022. The decrease in gross margin primarily resulted from a less favorable mix of system revenue.

Services

Gross margin from services revenue was 9.3% for the three months ended June 30, 2023, compared to 13.9% for the three months ended June 30, 2022. The decrease in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2023 Compared with Six months ended June 30, 2022

Product

Gross margin from product revenue was 43.4% for the six months ended June 30, 2023, compared to 45.6% for the six months ended June 30, 2022. The decrease in gross margin primarily resulted from a less favorable mix of system revenue.

Services

Gross margin from services revenue was 9.5% for the six months ended June 30, 2023, compared to 13.2% for the six months ended June 30, 2022. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Research and development	$24,130	$18,731	$5,399	28.8%	$47,903	$35,704	$12,199	34.2%
Percentage of revenue	8.8%	8.5%			9.1%	8.4%
Sales and marketing	15,537	12,703	2,834	22.3%	29,681	23,994	5,687	23.7%
Percentage of revenue	5.7%	5.7%			5.6%	5.6%
General and administrative	16,328	13,602	2,726	20.0%	31,073	26,180	4,893	18.7%
Percentage of revenue	6.0%	6.1%			5.9%	6.2%
Total operating expenses	$55,995	$45,036	$10,959	24.3%	$108,657	$85,878	$22,779	26.5%
Percentage of revenue	20.5%	20.3%			20.6%	20.2%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $33.8 million, or 60.4%, of our total operating expenses for the three months ended June 30, 2023, compared to $27.4 million, or 60.9%, of our total operating expenses for the three months ended June 30, 2022. Personnel costs were $64.5 million, or 59.3% of our total operating expenses for the six months ended June 30, 2023, compared to $51.6 million, or 60.1% of our total operating expenses for the six months ended June 30, 2022. The higher personnel costs for the three and six months ended June 30, 2023 are primarily due to increases in personnel-related expenses to support growth.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Research and development	$24,130	$18,731	$5,399	28.8%	$47,903	$35,704	$12,199	34.2%
Percentage of revenue	8.8%	8.5%			9.1%	8.4%

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

Three months ended June 30, 2023 Compared with Three months ended June 30, 2022

Research and development expense was $24.1 million during the three months ended June 30, 2023, an increase of $5.4 million, or 28.8%, compared with $18.7 million during the three months ended June 30, 2022. The increase is primarily due to higher personnel expenses as well as an increase in the cost of project materials and related services for ongoing projects.

Six months ended June 30, 2023 Compared with Six months ended June 30, 2022

Research and development expense was $47.9 million during the six months ended June 30, 2023, an increase of $12.2 million, or 34.2%, compared with $35.7 million during the six months ended June 30, 2022. The increase is primarily due to higher personnel expenses as well as an increase in the cost of project materials and related services for ongoing projects.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Sales and marketing	$15,537	$12,703	$2,834	22.3%	$29,681	$23,994	$5,687	23.7%
Percentage of revenue	5.7%	5.7%			5.6%	5.6%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2023 Compared with Three months ended June 30, 2022

Sales and marketing expense was $15.5 million during the three months ended June 30, 2023, an increase of $2.8 million, or 22.3%, compared with $12.7 million during the three months ended June 30, 2022. The increase is primarily due to higher personnel expenses and travel-related expense.

Six months ended June 30, 2023 Compared with Six months ended June 30, 2022

Sales and marketing expense was $29.7 million during the six months ended June 30, 2023, an increase of $5.7 million, or 23.7%, compared with $24.0 million during the six months ended June 30, 2022. The increase is primarily due to higher personnel expenses and travel-related expense.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
General and administrative	$16,328	$13,602	$2,726	20.0%	$31,073	$26,180	$4,893	18.7%
Percentage of revenue	6.0%	6.1%			5.9%	6.2%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2023 Compared with Three months ended June 30, 2022

General and administrative expense was $16.3 million during the three months ended June 30, 2023, an increase of $2.7 million, or 20.0%, compared with $13.6 million during the three months ended June 30, 2022. The increase is primarily due to an increase in personnel expenses and consulting fees.

Six months ended June 30, 2023 Compared with Six months ended June 30, 2022

General and administrative expense was $31.1 million during the six months ended June 30, 2023, an increase of $4.9 million, or 18.7%, compared with $26.2 million during the six months ended June 30, 2022. The increase is primarily due to an increase in personnel expenses and to a lesser extent, consulting fees.

Other Income (Expense)

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Other income (expense):	$908	$(5,949)	$(6,857)	115.3%	$2,453	$(8,990)	$(11,443)	127.3%
Percentage of revenue	0.4%	(2.7)%			0.5%	(2.2)%

Other income (expense) consists of interest earned and accretion on our invested cash balances, interest expense relating to the finance lease obligation we incurred in connection with the 2015 sale of our headquarters facility and other financing obligations as well as foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against local currencies of the countries in which we operate.

Other income was $0.9 million for the three months ended June 30, 2023, compared with other expense of $5.9 million for the three months ended June 30, 2022. The $6.9 million change in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $4.0 million and a decrease in exchange loss of $2.9 million. Other income was $2.5 million for the six months ended June 30, 2023, compared with other expense of $9.0 million for the six months ended June 30, 2022. The $11.4 million change in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $7.8 million and a decrease in exchange loss of $3.2 million.

During the six-month periods ended June 30, 2023 and 2022, we had no significant off-balance sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Income tax provision	$3,037	$4,007	$(970)	(24.2)%	$8,242	$8,276	$(34)	(0.4)%
Percentage of revenue	1.1%	1.8%			1.6%	1.9%

Income tax expense was $3.0 million for the three months ended June 30, 2023, compared to $4.0 million for the three months ended June 30, 2022. The $1.0 million decrease was primarily due to a higher stock compensation deduction driven by an increase in stock price offset partially by an increase in pre-tax financial reporting income. Income tax expense was $8.2 million for the six months ended June 30, 2023, compared to $8.3 million for the six months ended June 30, 2022.

The effective tax rate for the three and six months ended June 30, 2023 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $38.9 million and $31.7 million as of June 30, 2023 and December 31, 2022, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of June 30, 2023, we have recorded a $10.6 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

At June 30, 2023, we had $132.5 million in unrestricted cash and cash equivalents and $320.4 million in short-term investments, in addition to $6.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the six months ended June 30, 2023 and 2022, we generated $67.3 million and $29.2 million, respectively, of cash related to operating activities.

Investing activities for the six months ended June 30, 2023 resulted in cash outflows of $73.2 million, $5.2 million of which was used for capital expenditures and $188.9 million of which was used to purchase short-term investments, offset by $120.9 million related to maturities of short-term investments. Investing activities for the six months ended June 30, 2022 resulted in cash outflows of $3.4 million used for capital expenditures.

Financing activities for the six months ended June 30, 2023 resulted in a cash usage of $40.1 million. During the first six months of 2023, $25.0 million in cash was used to repurchase our common stock and $15.5 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by the Company to cover taxes, as well as $0.6 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.0 million of proceeds related to the purchase of shares under our 2020 ESPP and exercise of stock options during the first six months of 2023. In comparison, financing activities for the six months ended June 30, 2022 resulted in cash usage of $40.7 million, $32.5 million of which related to the repurchase of our common stock and $9.2 million of which related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.5 million relating to the reduction of our financing lease liability. These amounts were partially offset by $1.5 million of proceeds related to the purchase of shares under our ESPP and exercise of stock options during the first six months of 2022.

On April 5, 2023, we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit remains at Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, in the amount of $5.9 million, securing our lease on our corporate headquarters. This letter of credit was transitioned to a cash collateral arrangment on March 30, 2023, and is classified as long-term restricted cash on our balance sheet at June 30, 2023.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2023 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2023, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2023, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended June 30, 2023 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
April 1 through April 30	27	$126.06	27	26,665
May 1 through May 31	56	$126.51	56	19,581
June 1 through June 30	12	$161.88	12	17,506
Total	95		95

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended June 30, 2023, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

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

10.1

Employment Agreement between Axcelis Technologies, Inc. and Russell J. Low dated as of May 11, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 12, 2023.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 3, 2023.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 3, 2023.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 3, 2023.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 3, 2023.

101*

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: August 3, 2023	By:	/s/ KEVIN J. BREWER

Kevin J. Brewer
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer