Form 10-Q
period 2023-09-30
AXCELIS TECHNOLOGIES INC
filed 2023-11-02
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 32,747,459 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product	$283,367	$221,540	$795,047	$631,998
Services	8,959	7,635	25,269	21,949
Total revenue	292,326	229,175	820,316	653,947
Cost of revenue:
Product	154,798	118,992	444,311	342,387
Services	7,844	6,862	22,600	19,291
Total cost of revenue	162,642	125,854	466,911	361,678
Gross profit	129,684	103,321	353,405	292,269
Operating expenses:
Research and development	24,093	20,563	71,996	56,267
Sales and marketing	16,465	14,573	46,146	38,567
General and administrative	17,446	14,983	48,519	41,163
Total operating expenses	58,004	50,119	166,661	135,997
Income from operations	71,680	53,202	186,744	156,272
Other income (expense):
Interest income	4,580	1,111	12,824	1,558
Interest expense	(1,325)	(1,333)	(4,027)	(4,101)
Other, net	(1,260)	(7,971)	(4,348)	(14,640)
Total other income (expense)	1,995	(8,193)	4,449	(17,183)
Income before income taxes	73,675	45,009	191,193	139,089
Income tax provision	7,744	4,726	15,986	13,002
Net income	$65,931	$40,283	$175,207	$126,087
Net income per share:
Basic	$2.01	$1.22	$5.35	$3.81
Diluted	$1.99	$1.21	$5.28	$3.75
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,807	33,011	32,775	33,116
Diluted weighted average shares of common stock	33,159	33,389	33,208	33,638

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$65,931	$40,283	$175,207	$126,087
Other comprehensive loss:
Foreign currency translation adjustments	(1,231)	(3,690)	(2,192)	(7,561)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	—	8	—	25
Total other comprehensive loss	(1,231)	(3,682)	(2,192)	(7,536)
Comprehensive income	$64,700	$36,601	$173,015	$118,551

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$142,300	$185,595
Short-term investments	318,710	246,571
Accounts receivable, net	192,327	169,773
Inventories, net	312,223	242,406
Prepaid expenses and other current assets	49,481	33,300
Total current assets	1,015,041	877,645
Property, plant and equipment, net	47,169	39,664
Operating lease assets	31,082	12,146
Finance lease assets, net	16,981	17,942
Long-term restricted cash	6,650	752
Deferred income taxes	44,323	31,701
Other assets	40,448	33,791
Total assets	$1,201,694	$1,013,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,061	$62,346
Accrued compensation	26,535	35,540
Warranty	11,464	8,299
Income taxes	582	4,304
Deferred revenue	148,299	123,471
Current portion of finance lease obligation	1,438	1,229
Other current liabilities	12,799	12,943
Total current liabilities	261,178	248,132
Long-term finance lease obligation	44,070	45,185
Long-term deferred revenue	53,730	31,306
Other long-term liabilities	41,745	21,762
Total liabilities	400,723	346,385
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,772 shares issued and outstanding at September 30, 2023; 32,775 shares issued and outstanding at December 31, 2022	33	33
Additional paid-in capital	543,577	550,299
Retained earnings	261,521	118,892
Accumulated other comprehensive loss	(4,160)	(1,968)
Total stockholders’ equity	800,971	667,256
Total liabilities and stockholders’ equity	$1,201,694	$1,013,641

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2021	33,240	$33	$559,883	$(22,722)	$1,765	$538,959
Net income	—	—	—	41,614	—	41,614
Foreign currency translation adjustments	—	—	—	—	(1,186)	(1,186)
Change in pension obligation	—	—	—	—	9	9
Exercise of stock options	41	—	491	—	—	491
Issuance of common stock on restricted stock units, net of shares withheld	67	—	(3,315)	—	—	(3,315)
Stock-based compensation expense	—	—	2,701	—	—	2,701
Repurchase of common stock	(284)	—	(5,127)	(14,873)	—	(20,000)
Balance at March 31, 2022	33,064	$33	$554,633	$4,019	$588	$559,273

Net income	—	—	—	44,189	—	44,189
Foreign currency translation adjustments	—	—	—	—	(2,685)	(2,685)
Change in pension obligation	—	—	—	—	8	8
Exercise of stock options	25	—	298	—	—	298
Issuance of stock under Employee Stock Purchase Plan	15	—	711	—	—	711
Issuance of common stock on restricted stock units, net of shares withheld	205	—	(5,896)	—	—	(5,896)
Stock-based compensation expense	—	—	3,527	—	—	3,527
Repurchase of common stock	(215)	—	(3,872)	(8,626)	—	(12,498)
Balance at June 30, 2022	33,094	$33	$549,401	$39,582	$(2,089)	$586,927
Net income	—	—	—	40,283	—	40,283
Foreign currency translation adjustments	—	—	—	—	(3,690)	(3,690)
Change in pension obligation	—	—	—	—	8	8
Exercise of stock options	30	—	367	—	—	367
Issuance of common stock on restricted stock units, net of stock withheld	8	—	(70)	—	—	(70)
Stock-based compensation expense	—	—	3,562	—	—	3,562
Repurchase of common stock	(195)	—	(3,525)	(8,972)	—	(12,497)
Balance at September 30, 2022	32,937	$33	$549,735	$70,893	$(5,771)	$614,890

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256
Net income	—	—	—	47,697	—	47,697
Foreign currency translation adjustments	—	—	—	—	50	50
Exercise of stock options	2	—	25	—		25
Issuance of common stock on restricted stock units, net of shares withheld	56	—	(3,907)	—	—	(3,907)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Repurchase of common stock	(107)	—	(1,924)	(10,575)	—	(12,499)
Balance at March 31, 2023	32,726	$33	$547,692	$156,014	$(1,918)	$701,821

Net income	—	—	—	61,579	—	61,579
Foreign currency translation adjustments	—	—	—	—	(1,011)	(1,011)
Issuance of stock under Employee Stock Purchase Plan	6	—	957	—	—	957
Issuance of common stock on restricted stock units, net of shares withheld	199	—	(11,558)	—	—	(11,558)
Stock-based compensation expense	—	—	4,749		—	4,749
Repurchase of common stock	(95)	—	(1,720)	(10,780)	—	(12,500)
Balance at June 30, 2023	32,836	$33	$540,120	$206,813	$(2,929)	$744,037
Net income	—	—	—	65,931	—	65,931
Foreign currency translation adjustments	—	—	—	—	(1,231)	(1,231)
Issuance of common stock on restricted stock units, net of stock withheld	7	—	(349)	—	—	(349)
Stock-based compensation expense	—	—	5,082	—	—	5,082
Repurchase of common stock	(71)	—	(1,276)	(11,223)	—	(12,499)
Balance at September 30, 2023	32,772	$33	$543,577	$261,521	$(4,160)	$800,971

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$175,207	$126,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,488	8,614
Deferred income taxes	(12,623)	6,416
Stock-based compensation expense	13,030	9,790
Provision for doubtful accounts	749	—
Provision for excess and obsolete inventory	3,912	3,292
Accretion of discounts and premiums on marketable securities	(8,463)	—
Currency loss on foreign denominated transactions	7,487	—
Changes in operating assets and liabilities:
Accounts receivable	(26,674)	(77,449)
Inventories	(79,494)	(49,699)
Prepaid expenses and other current assets	(16,493)	(4,861)
Accounts payable and other current liabilities	(8,916)	17,695
Deferred revenue	47,704	54,814
Income taxes	(3,672)	(274)
Other assets and liabilities	(9,948)	(1,202)
Net cash provided by operating activities	91,294	93,223

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(10,503)	(6,876)
Purchase of short-term investments	(271,583)	(33,576)
Maturities of short-term investments	207,907	—
Net cash used in investing activities	(74,179)	(40,452)

Cash flows from financing activities
Net settlement on restricted stock grants	(15,814)	(9,281)
Repurchase of common stock	(37,498)	(44,995)
Proceeds from Employee Stock Purchase Plan purchases	957	711
Principal payments on finance lease obligation	(915)	(728)
Proceeds from exercise of stock options	25	1,156
Net cash used in financing activities	(53,245)	(53,137)

Effect of exchange rate changes on cash and cash equivalents	(1,267)	13,987
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,397)	13,621

Cash, cash equivalents and restricted cash at beginning of period	186,347	295,680
Cash, cash equivalents and restricted cash at end of period	$148,950	$309,301

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

The balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of September 30, 2023, there have been no material changes in the Company’s significant accounting policies. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

We recognized stock-based compensation expense of $5.1 million and $3.6 million for the three-month periods ended September 30, 2023 and 2022, respectively. We recognized stock-based compensation expense of $13.0 million and $9.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month period ended September 30, 2023, we issued 7,320 shares of common stock upon vesting of RSUs. In the three-month period ended September 30, 2022, we issued 38,507 shares of common stock upon vesting of RSUs and stock option exercises. In the three-month period ended September 30, 2023, we received no proceeds in connection with the exercise of stock options. In the three-month period ended September 30, 2022, we received proceeds of $0.4 million in connection with the exercise of stock options.

In the nine-month periods ended September 30, 2023 and 2022, we issued 0.3 million and 0.4 million shares of common stock, respectively, upon stock option exercises, purchases under the 2020 ESPP and vesting of RSUs. In the nine-month periods ended September 30, 2023 and 2022, we received proceeds of $1.0 million and $1.9 million, respectively, in connection with the exercise of stock options and purchases under the 2020 ESPP.

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

We recognize operating lease obligations under Accounting Standards Codification Topic 842, Leases (“Topic 842”). The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term by one to three years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		September 30,	December 31,
Leases	Classification	2023	2022

Assets		(in thousands)
Operating leases	Operating lease assets	$31,082	$12,146
Finance lease	Finance lease assets*	16,981	17,942
Total leased assets		$48,063	$30,088
Liabilities
Current
Operating	Other current liabilities	$5,001	$5,367
Finance	Current portion of finance lease obligation	1,438	1,229
Non-current
Operating	Other long-term liabilities	25,850	6,931
Finance	Finance lease obligation	44,070	45,185
Total lease liabilities		$76,359	$58,712

*Finance lease assets are recorded net of accumulated depreciation of $46.7 million and include $0.6 million of prepaid financing costs as of September 30, 2023. Finance lease assets are recorded net of accumulated depreciation of $45.9 million and include $0.6 million of prepaid financing costs as of December 31, 2022.

All of our operating lease office locations support selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea brings production capability closer to our Asia-based customers. Our state-of-the-art 98,500 square foot logistics and flex manufacturing center in Beverly, Massachusetts became fully operational in the third quarter of 2023.

Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022 as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Lease cost	Classification	2023	2022	2023	2022

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$2,041	$1,462	$5,328	$3,978
Research and development	Operating expenses	183	54	426	186
Sales and marketing*	Operating expenses	419	369	1,231	1,155
General and administrative*	Operating expenses	298	253	813	773
Total operating lease cost		$2,941	$2,138	$7,798	$6,092
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$324	$325	$961	$973
Interest on lease liabilities	Interest expense	1,214	1,245	3,668	3,754
Total finance lease cost		$1,538	$1,570	$4,629	$4,727

Total lease cost		$4,479	$3,708	$12,427	$10,819

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, and includes short-term lease and variable lease costs of approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2022, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to sixteen years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of September 30, 2023:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2023	$1,531	$2,117	$3,648
2024	6,252	6,248	12,500
2025	5,930	4,761	10,691
2026	6,008	3,471	9,479
2027	6,128	2,502	8,630
Thereafter	61,586	25,123	86,709
Total lease payments	$87,435	$44,222	$131,657
Less interest portion*	(41,927)	(13,371)	(55,298)
Finance lease and operating lease obligations	$45,508	$30,851	$76,359

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

September 30,
Lease term and discount rate	2023
Weighted-average remaining lease term (years):
Operating leases	11.6
Finance leases	13.3
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022

	(in thousands)
Operating cash outflows from operating leases	$7,798	$6,092
Operating cash outflows from finance leases	3,668	3,754
Financing cash outflows from finance leases	915	728
Operating lease assets obtained in exchange for operating lease liabilities	25,697	5,494
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Systems	$231,454	$171,092	$641,825	$488,243
Aftermarket	60,872	58,083	178,491	165,704
Total Revenue	$292,326	$229,175	$820,316	$653,947

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
North America	$51,563	$36,036	$134,647	$95,633
Asia Pacific	185,194	166,342	582,238	484,286
Europe	55,569	26,797	103,431	74,028
Total Revenue	$292,326	$229,175	$820,316	$653,947

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Contract liabilities	$202,029	$154,777

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet and relate to payments invoiced or received in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Balance, beginning of the period	$182,540	$71,549	$154,777	$68,436
Deferral of revenue	62,787	70,706	154,216	108,472
Recognition of deferred revenue	(43,298)	(19,666)	(106,964)	(54,319)
Balance, end of the period	$202,029	$122,589	$202,029	$122,589

The majority of our system transactions have either (1) payment terms of 90% due upon shipment of the system and 10% due upon acceptance or (2) a pre-shipment deposit ranging from 20% to 60%, 70% to 30% due upon shipment and 10% at acceptance. Aftermarket transaction payment terms typically provide that payment is due either within 30 or 60 days after the service is provided or parts delivered.

Note 5. Receivables and Allowances for Credit Losses

All trade receivables are reported on the consolidated balance sheets at their amortized cost adjusted for any write-offs and net of allowances for credit losses.

We maintain an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of our receivables, considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in our receivable portfolio. We use historical loss experience rates and apply them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowance takes into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions, trade restrictions, estimates for supportable forecasts, when appropriate, and credit risk characteristics.

We evaluate the credit risk of the customer when extending credit based on a combination of financial and qualitative factors that may affect our customers’ ability to pay. These factors may include the customer’s financial condition, past payment experience, and credit bureau report, as well as the value of the underlying collateral.

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We recorded $0.7 million in bad debt expense for the three and nine-month periods ended September 30, 2023. We did not have any allowance or incur any credit losses or recoveries for the three and nine-month periods ended September 30, 2022. As of September 30, 2023 and 2022, respectively, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Net income available to common stockholders	$65,931	$40,283	$175,207	$126,087
Weighted average shares of common stock outstanding used in computing basic income per share	32,807	33,011	32,775	33,116
Incremental options and RSUs	352	378	433	522
Weighted average shares of common stock used in computing diluted net income per share	33,159	33,389	33,208	33,638
Net income per share
Basic	$2.01	$1.22	$5.35	$3.81
Diluted	$1.99	$1.21	$5.28	$3.75

Diluted weighted average shares of common stock outstanding does not include 734 and 5,046 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended September 30, 2023 and 2022, respectively, or 2,598 and 6,692 common equivalent shares issuable with respect to outstanding equity awards for the nine-month periods ended September 30, 2023 and 2022, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2023:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2022	$(1,994)	$26	$(1,968)
Other comprehensive loss and pension reclassification	(2,192)	—	(2,192)
Balance at September 30, 2023	$(4,186)	$26	$(4,160)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$142,300	$185,595
Long-term restricted cash	6,650	752
Total cash, cash equivalents and restricted cash	$148,950	$186,347

As of September 30, 2023, we had $6.7 million in restricted cash representing the total of (i) a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, (ii) a $0.7 million letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity. See Note 12 for further discussion on the $5.9 million cash collateral.

Note 9.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Raw materials	$226,601	$187,313
Work in process	55,825	35,069
Finished goods (completed systems)	29,797	20,024
Inventories, net	$312,223	$242,406

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

The changes in our standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2023	2022

	(in thousands)
Balance at January 1 (beginning of year)	$10,487	$6,924
Warranties issued during the period	9,072	7,454
Settlements made during the period	(7,746)	(4,633)
Changes in estimate of liability for pre-existing warranties during the period	2,043	(78)
Balance at September 30 (end of period)	$13,856	$9,667

Amount classified as current	$11,464	$8,482
Amount classified as long-term (within other long-term liabilities)	2,392	1,185
Total warranty liability	$13,856	$9,667

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

The following table sets forth our assets by level within the fair value hierarchy:

	September 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$114,475	$—	$—	$114,475
Short-term investments (U.S. Government Securities and Agency Investments)	318,202	—	—	318,202
Total	$432,677	$—	$—	$432,677

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$111,771	$25,000	$—	$136,771
Short-term investments (U.S. Government Securities and Agency Investments)	245,247	—	—	245,247
Total	$357,018	$25,000	$—	$382,018

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $45.5 million as of September 30, 2023. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of September 30, 2023, we had a security deposit of $5.9 million related to this lease.

On April 5, 2023 we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit issued by Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, remains outstanding in the amount of $5.9 million, securing our lease on our corporate headquarters. This letter of credit was transitioned to a cash collateral arrangement on March 30, 2023, and was classified as long-term restricted cash on our balance sheet at September 30, 2023.

Note 13.  Income Taxes

Income tax expense was $7.7 million for the three months ended September 30, 2023, compared to $4.7 million for the three months ended September 30, 2022. The $3.0 million increase was primarily due to an increase in pre-tax income partially offset by the tax deduction related to foreign sales taxed at a lower rate. Income tax expense was $16.0 million for the nine months ended September 30, 2023, compared to $13.0 million for the nine months ended September 30, 2022. The $3.0 million increase was primarily due to an increase in pre-tax income partially offset by the tax deduction related to stock based compensation and additional research and development tax credit.

The effective tax rate for the three and nine months ended September 30, 2023 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $44.3 million and $31.7 million as of September 30, 2023 and December 31, 2022, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of September 30, 2023, we have recorded a $10.6 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 14.  Concentration of Risk

For the three months ended September 30, 2023, no individual customer accounted for greater than ten percent of total revenue. For the three months ended September 30, 2022, one customer accounted for 13.8% of total revenue.

For the nine months ended September 30, 2023, one customer accounted for 10.7% of total revenue. For the nine months ended September 30, 2022, one customer accounted for 14.8% of total revenue.

At September 30, 2023, three customers accounted for 11.8%, 11.0%, and 10.2% of accounts receivable, respectively. At December 31, 2022, two customers accounted for 19.4% and 11.5% of accounts receivable, respectively.

Note 15. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available on full utilization of the $100 million repurchase funding approved in February 2022. During the nine months ended September 30, 2023, we repurchased 0.3 million shares at an average cost of $137.54 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Repurchased shares are accounted for when the transaction is settled and returned to the status of authorized but unissued shares. Accordingly, on our balance sheet, the repurchase price is deducted from common stock par value and from additional paid-in capital for the excess over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 55.1% of total revenue for the nine months ended September 30, 2023.

The first nine months of 2023 exhibited continued strong demand for our capital equipment, despite a downturn in the memory segment of our industry that is causing other semiconductor equipment makers to experience lower revenues than the same period in the prior year. Supply chain performance has improved from challenges experienced during the global pandemic between 2020 and 2022, but has not completely recovered. Axcelis’ strong results in 2023 demonstrate our ability to meet demand and manage supply chain difficulties. Our performance is closely related to the growing mature process technology market, with 94% of shipments during the first nine months of 2023 going to mature foundry/logic customers.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product	96.9%	96.7%	96.9%	96.6%
Services	3.1	3.3	3.1	3.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.0	51.9	54.2	52.4
Services	2.7	3.0	2.8	2.9
Total cost of revenue	55.7	54.9	57.0	55.3
Gross profit	44.3	45.1	43.0	44.7
Operating expenses:
Research and development	8.2	9.0	8.8	8.6
Sales and marketing	5.6	6.4	5.6	5.9
General and administrative	6.0	6.5	5.9	6.3
Total operating expenses	19.8	21.9	20.3	20.8
Income from operations	24.5	23.2	22.7	23.9
Other income (expense):
Interest income	1.6	0.5	1.6	0.2
Interest expense	(0.5)	(0.6)	(0.5)	(0.6)
Other, net	(0.4)	(3.5)	(0.5)	(2.2)
Total other income (expense)	0.7	(3.6)	0.6	(2.6)
Income before income taxes	25.2	19.6	23.3	21.3
Income tax provision	2.6	2.0	1.9	2.0
Net income	22.6%	17.6%	21.4%	19.3%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Revenue:
Product	$283,367	$221,540	$61,827	27.9%	$795,047	$631,998	$163,049	25.8%
Percentage of revenue	96.9%	96.7%			96.9%	96.6%
Services	8,959	7,635	1,324	17.3%	25,269	21,949	3,320	15.1%
Percentage of revenue	3.1%	3.3%			3.1%	3.4%
Total revenue	$292,326	$229,175	$63,151	27.6%	$820,316	$653,947	$166,369	25.4%

Three months ended September 30, 2023 Compared with Three months ended September 30, 2022

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $283.4 million, or 96.9% of revenue, during the three months ended September 30, 2023, compared with $221.5 million, or 96.7% of revenue, for the three months ended September 30, 2022. The $61.8 million increase in product revenue for the three-month period ended September 30, 2023, in comparison to the same period in 2022, was primarily driven by an increase in the number of systems sold.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at September 30, 2023 and December 31, 2022 was $202.0 million and $154.7 million, respectively. The increase in deferred revenue was primarily due to payments received in advance of sales.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $9.0 million, or 3.1% of revenue, for the three months ended September 30, 2023, compared with $7.6 million, or 3.3% of revenue, for the three months ended September 30, 2022. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

Product

Product revenue was $795.0 million, or 96.9% of revenue, during the nine months ended September 30, 2023, compared with $632.0 million, or 96.6% of revenue, for the nine months ended September 30, 2022. The $163.0 million increase in product revenue for the nine-month period ended September 30, 2023, in comparison to the same period in 2022, was primarily driven by an increase in the number of systems sold.

Services

Services revenue was $25.3 million, or 3.1% of revenue, for the nine months ended September 30, 2023, compared with $21.9 million, or 3.4% of revenue, for the nine months ended September 30, 2022.

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

Aftermarket and Systems Revenue

Three months ended September 30, 2023 Compared with Three months ended September 30, 2022

Included in total revenue of $292.3 million during the three months ended September 30, 2023 is revenue from our Aftermarket business of $60.9 million, compared with $58.1 million of Aftermarket revenue for the three months ended September 30, 2022. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $231.4 million of revenue for the three months ended September 30, 2023 was from system sales, compared with $171.1 million of systems revenue for the three months ended September 30, 2022. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

Included in total revenue of $820.3 million during the nine months ended September 30, 2023 is revenue from our Aftermarket business of $178.5 million, compared with $165.7 million of Aftermarket revenue for the nine months ended September 30, 2022. The remaining $641.8 million of revenue for the nine months ended September 30, 2023 was from system sales, compared with $488.2 million of systems revenue for the nine months ended September 30, 2022.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Gross Profit:
Product	$128,569	$102,548	$26,021	25.4%	$350,736	$289,611	$61,125	21.1%
Product gross margin	45.4%	46.3%			44.1%	45.8%

Services	1,115	773	342	44.2%	2,669	2,658	11	0.4%
Services gross margin	12.4%	10.1%			10.6%	12.1%
Total gross profit	$129,684	$103,321	$26,363	25.5%	$353,405	$292,269	$61,136	20.9%
Gross margin	44.3%	45.1%			43.0%	44.7%

Three months ended September 30, 2023 Compared with Three months ended September 30, 2022

Product

Gross margin from product revenue was 45.4% for the three months ended September 30, 2023, compared to 46.3% for the three months ended September 30, 2022. The decrease in gross margin primarily resulted from a less favorable mix of system revenue.

Services

Gross margin from services revenue was 12.4% for the three months ended September 30, 2023, compared to 10.1% for the three months ended September 30, 2022. The increase in gross margin is attributable to changes in the mix of service contracts.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

Product

Gross margin from product revenue was 44.1% for the nine months ended September 30, 2023, compared to 45.8% for the nine months ended September 30, 2022. The decrease in gross margin primarily resulted from a less favorable mix of system revenue.

Services

Gross margin from services revenue was 10.6% for the nine months ended September 30, 2023, compared to 12.1% for the nine months ended September 30, 2022. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Research and development	$24,093	$20,563	$3,530	17.2%	$71,996	$56,267	$15,729	28.0%
Percentage of revenue	8.2%	9.0%			8.8%	8.6%
Sales and marketing	16,465	14,573	1,892	13.0%	46,146	38,567	7,579	19.7%
Percentage of revenue	5.6%	6.4%			5.6%	5.9%
General and administrative	17,446	14,983	2,463	16.4%	48,519	41,163	7,356	17.9%
Percentage of revenue	6.0%	6.5%			5.9%	6.3%
Total operating expenses	$58,004	$50,119	$7,885	15.7%	$166,661	$135,997	$30,664	22.5%
Percentage of revenue	19.8%	21.9%			20.3%	20.8%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $34.8 million, or 60.0%, of our total operating expenses for the three months ended September 30, 2023, compared to $31.4 million, or 62.6%, of our total operating expenses for the three months ended September 30, 2022. Personnel costs were $99.3 million, or 59.6%, of our total operating expenses for the nine months ended September 30, 2023, compared to $83.0 million, or 61.0%, of our total operating expenses for the nine months ended September 30, 2022. The higher personnel costs for the three and nine months ended September 30, 2023 are primarily due to increases in personnel-related expenses to support growth.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Research and development	$24,093	$20,563	$3,530	17.2%	$71,996	$56,267	$15,729	28.0%
Percentage of revenue	8.2%	9.0%			8.8%	8.6%

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

Three months ended September 30, 2023 Compared with Three months ended September 30, 2022

Research and development expense was $24.1 million during the three months ended September 30, 2023, an increase of $3.5 million, or 17.2%, compared with $20.6 million during the three months ended September 30, 2022. The increase is primarily due to higher personnel expenses as well as an increase in the cost of project materials and related services for ongoing projects.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

Research and development expense was $72.0 million during the nine months ended September 30, 2023, an increase of $15.7 million, or 28.0%, compared with $56.3 million during the nine months ended September 30, 2022. The increase is primarily due to higher personnel expenses as well as an increase in the cost of project materials and related services for ongoing projects.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Sales and marketing	$16,465	$14,573	$1,892	13.0%	$46,146	$38,567	$7,579	19.7%
Percentage of revenue	5.6%	6.4%			5.6%	5.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended September 30, 2023 Compared with Three months ended September 30, 2022

Sales and marketing expense was $16.5 million during the three months ended September 30, 2023, an increase of $1.9 million, or 13.0%, compared with $14.6 million during the three months ended September 30, 2022. The increase is primarily due to higher personnel expenses.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

Sales and marketing expense was $46.1 million during the nine months ended September 30, 2023, an increase of $7.6 million, or 19.7%, compared with $38.6 million during the nine months ended September 30, 2022. The increase is primarily due to higher personnel expenses and travel-related expense.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
General and administrative	$17,446	$14,983	$2,463	16.4%	$48,519	$41,163	$7,356	17.9%
Percentage of revenue	6.0%	6.5%			5.9%	6.3%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2023 Compared with Three months ended September 30, 2022

General and administrative expense was $17.4 million during the three months ended September 30, 2023, an increase of $2.5 million, or 16.4%, compared with $15.0 million during the three months ended September 30, 2022. The increase is primarily due to an increase in personnel expenses.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

General and administrative expense was $48.5 million during the nine months ended September 30, 2023, an increase of $7.4 million, or 17.9%, compared with $41.2 million during the nine months ended September 30, 2022. The increase is primarily due to an increase in personnel expenses.

Other Income (Expense)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Other income (expense):	$1,995	$(8,193)	$(10,188)	124.4%	$4,449	$(17,183)	$(21,632)	125.9%
Percentage of revenue	0.7%	(3.6)%			0.6%	(2.6)%

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

Other income was $2.0 million for the three months ended September 30, 2023, compared with other expense of $8.2 million for the three months ended September 30, 2022. The $10.2 million change in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $3.5 million and a decrease in foreign exchange loss of $6.7 million. Other income was $4.4 million for the nine months ended September 30, 2023, compared with other expense of $17.2 million for the nine months ended September 30, 2022. The $21.6 million change in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $11.3 million and a decrease in foreign exchange loss of $10.2 million.

During the nine-month periods ended September 30, 2023 and 2022, we had no significant off-balance sheet risk such as exchange contracts, option contracts or other hedging arrangements.

Income Tax Provision

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2023	2022	$ %		2023	2022	$ %

	(dollars in thousands)
Income tax provision	$7,744	$4,726	$3,018	63.9%	$15,986	$13,002	$2,984	23.0%
Percentage of revenue	2.6%	2.0%			1.9%	2.0%

Income tax expense was $7.7 million for the three months ended September 30, 2023, compared to $4.7 million for the three months ended September 30, 2022. The $3.0 million increase was primarily due to an increase in pre-tax income partially offset by the tax deduction related to foreign sales taxed at a lower rate. Income tax expense was $16.0 million for the nine months ended September 30, 2023, compared to $13.0 million for the nine months ended September 30, 2022. The $3.0 million increase was primarily due to an increase in pre-tax income partially offset by the tax deduction related to stock based compensation and additional research and development tax credit.

The effective tax rate for the three and nine months ended September 30, 2023 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $44.3 million and $31.7 million as of September 30, 2023 and December 31, 2022, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of September 30, 2023, we have recorded a $10.6 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

At September 30, 2023, we had $142.3 million in unrestricted cash and cash equivalents and $318.7 million in short-term investments, in addition to $6.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2023 and 2022, we generated $91.3 million and $93.2 million, respectively, of cash related to operating activities.

Investing activities for the nine months ended September 30, 2023 resulted in cash outflows of $74.2 million, $10.5 million of which was used for capital expenditures and $271.6 million of which was used to purchase short-term investments, offset by $207.9 million related to maturities of short-term investments. Investing activities for the nine months ended September 30, 2022 resulted in cash outflows of $40.5 million, $6.9 million of which was used for capital expenditures and $33.6 million used to purchase short-term investments.

Financing activities for the nine months ended September 30, 2023 resulted in a cash usage of $53.2 million. During the first nine months of 2023, $37.5 million in cash was used to repurchase our common stock and $15.8 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by the Company to cover taxes, as well as $0.9 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.0 million of proceeds related to the purchase of shares under our 2020 ESPP and exercise of stock options during the first nine months of 2023. In comparison, financing activities for the nine months ended September 30, 2022 resulted in cash usage of $53.1 million, $45.0 million of which related to the repurchase of our common stock and $9.3 million of which related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.7 million relating to the reduction of our financing lease liability. These amounts were partially offset by $1.9 million of proceeds related to the purchase of shares under our ESPP and exercise of stock options during the first nine months of 2022.

On April 5, 2023, we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit issued by Silicon Valley Bank, a division of First Citizens Bank & Trust

Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, remains outstanding in the amount of $5.9 million, securing our lease on our corporate headquarters. This letter of credit was transitioned to a cash collateral arrangement on March 30, 2023, and was classified as long-term restricted cash on our balance sheet at September 30, 2023.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2023 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2023, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of September 30, 2023, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock. This program was announced on March 1, 2022. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available upon the full utilization of the $100 million repurchase funding approved in February 2022. This additional funding was announced on September 12, 2023. The Company’s share repurchase program does not have an expiration date.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended September 30, 2023 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
July 1 through July 31	22	$179.93	22	$13,507
August 1 through August 31	27	$175.80	27	208,761	(1)
September 1 through September 30	22	$174.80	22	205,007
Total	71		71

(1) The increase in the dollar value available for repurchases under the program at August 31, 2023 reflects the additional funding authorized under the program in August 2023.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended September 30, 2023, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 2, 2023.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 2, 2023.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 2, 2023.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 2, 2023.

101*

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: November 2, 2023	By:	/s/ JAMES COOGAN

James Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer