Form 10-K
period 2023-12-31
AXCELIS TECHNOLOGIES INC
filed 2024-02-23
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023: $5,962,466,683

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 20, 2024: 32,625,760

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 9, 2024 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 98.3% of our revenue in 2023, with the remaining 1.7% of revenue derived from aftermarket sales associated with other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

Axcelis’ business commenced in 1978 and its current corporate entity was incorporated in Delaware in 1995. We are headquartered in Beverly, Massachusetts and maintain an internet site at www.axcelis.com. On or through our website, investors may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

2023 was an exceptional year for Axcelis during an industry downturn. As a result of the demand for the Company’s products and aftermarket support, we delivered record full year revenue and operating profit since our first full year as a public company in 2001. Revenue for 2023 was $1,130.6 million, an increase of 22.9% from 2022 revenue of $920.0 million. Systems revenue for 2023 was $883.6 million, compared to $692.1 million in 2022. Gross margin percent for the year was 43.5% compared to 43.7% in 2022. Operating profit was $265.8 million in 2023, compared to $212.4 million in 2022. Net income for the year was $246.3 million, an increase of 34.5% from 2022, following an 85.6% increase in net income from 2021.

The Company is in a strong competitive position. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. Axcelis had a number of important accomplishments in 2023:

●	Axcelis delivered record revenue of $1.130.6 million dollars in 2023, and record earnings per share of $7.43. Our 23% revenue growth over 2022 was achieved despite a significant industry downturn and was enabled by the mature process technology segment, which represented 88% of the value of our 2023 system shipments.
●	Axcelis is considered a technology leader and supplier of choice in the implant-intensive power device segment, which accounted for 59% of the value of our 2023 system shipments.
●	We are continuously working to expand our footprint with existing and new customers, and currently have eight Purion evaluation systems in the field at strategic customer sites in key market segments.
●	We opened the Axcelis Logistics Center in Beverly, Massachusetts in the third quarter of 2023, providing significant efficiencies to US manufacturing.
●	We continued our investment in our Customer Solutions & Innovation (“CS&I”) aftermarket business to drive financial growth and increased customer satisfaction levels, including the “Digital Tool Box,” an innovative service offering with online training, remote diagnosis and install, and automated troubleshooting guide.
●	Axcelis received nine customer satisfaction awards in 2023. In addition, Axcelis was named to both the 2023 and 2024 editions of Forbes’ List of America’s Best Mid-Cap Companies and to Fortune’s 2023 Top 100 Fastest Growing Companies.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable financial performance, which we expect to continue to deliver in 2024. Our performance is subject to risks and uncertainties discussed below under Item 1A, Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things” and data storage servers. Types of semiconductor chips include dynamic random-access memory (“DRAM”) and “Not AND” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The demand for chips continues to increase, as a result of the electrification of vehicles, the evolution of digital communications (including the introduction of 5G mobile networks), artificial intelligence, large language models (ChatGPT), data analytics and visualization, and the growth in the Internet of Things, and the increasing complexity of device features. These chips are used in power management, data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory to support the storage of data, internet streaming and “cloud computing” data analytics.

Most semiconductor chips are built on silicon or silicon carbide (“SiC”) wafers of 150mm (6 inches), 200mm (8 inches) or 300mm (12 inches) in diameter. Each semiconductor chip is made up of millions of tiny transistors or “switches” to control the functions of the device. Transistors are created in the wafer by introducing various precisely placed dopants into the silicon or SiC in specific patterns.

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

Axcelis’ Strategy

Axcelis’ 2024 strategic goals are to:

●	Drive profitable growth by focusing on key customers and targeted market/geographic segments
o	Achieve market share leadership across all served markets

o	Deliver attractive earnings per share and cash generation as defined in targeted business models
o	Monitor spending in line with growth initiatives and industry trends
o	Execute capital strategy that allows for appropriate business investments while returning value to shareholders
●	Continue to build the foundation to achieve our $1.3 billion implant-only business model in 2025
o	Win with Purion products and aftermarket offerings that solve high value customer challenges with differentiated, valuable, and sustainable (referred to as “DVS”) solutions
o	Improve customer satisfaction to drive repeat business
o	Execute on identified growth opportunities in Japan and advanced logic
o	Deliver CS&I target business model revenues of approximately 25% of total revenues, in line with expectations
●	Increase gross margins by deriving maximum value from enabling upgrades, system specials and product extensions while lowering cost through use of “Design for X” (“DFx”) principles, right sourcing, and providing the industry’s best products and services
●	Expand beyond ion implant by launching identified corporate development growth initiatives

We continue to invest in research and development to ensure our products meet the needs of our customers. We take pride in our scientists and engineers who are adding to our portfolio of patents and unpatented proprietary technology to ensure that our investment in technology leadership translates into unique product advantages. We strive for operational excellence by focusing on ways to lower our product, manufacturing, and design costs and to improve our delivery times to our customers. Global customer teams and a focused account management structure maintain and strengthen our customer relationships and increase customer satisfaction. Finally, we endeavor to generate strong cash flows from operations and maintain a sufficient cash balance to ensure we continue to have the necessary capital to fund business growth.

Ion Implantation Systems

Ion implantation is a principal step in the transistor formation cycle of the semiconductor chip manufacturing process. Ion implantation is also used to change the material characteristics of the silicon or silicon carbide for reasons other than electrical doping, a process known as “material modification.” An ion implanter is a large, technically advanced system that injects dopants such as arsenic, boron or phosphorus into a wafer. These dopants are ionized and therefore have an electrical charge state. This electric charge state allows the dopants to be accelerated, focused and filtered with electric and magnetic fields. Ion implanters use these fields to create a beam of ions with a precisely defined energy level (ranging between several hundred and eight million electron-volts) and with a precisely defined beam current level (ranging from microamps to milliamps). Certain areas of the silicon wafer are blocked off by a polymer material known as photoresist, which acts as a “stencil” to pattern devices so that the dopants will only enter the wafer where needed. Typical process flows require twenty implant steps, with the most advanced processes requiring substantially more steps. Each implant step is characterized by four key parameters: dopant type, dose (amount of dopant), energy (depth into the silicon) and tilt/twist (angle of wafer relative to the ion beam).

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

Axcelis Ion Implanters

Axcelis offers a complete line of high energy, high current, and medium current implanters for all application requirements. Our Purion flagship systems are all based on a common platform which enables a unique combination of implant purity, precision, and productivity. Combining a state-of-the-art single wafer end station, with advanced spot beam architectures (that ensures all points across the wafer see the same beam condition at the same beam angle), Purion products enable exceptional process control to optimize device performance and yield, at high productivity.

In addition to the Purion family of ion implanters, the Company offers the Ovation™ family of multi-wafer, or “batch” implanters. These systems extend Axcelis’ industry benchmark GSD platform into the future, delivering the highest reliability, serviceability, and lowest cost of operations The Ovation configuration is designed to seamlessly integrate with the existing fleet of Axcelis batch implanters, while providing incremental performance improvements with updated components for long-term sustainability.

Beyond the traditional categories of implanters, Axcelis has developed systems designed for specific applications. For example, the Axcelis Purion Power Series, which provides full recipe coverage for power device applications critical to electric vehicles and industrial applications. The Purion Power Series is comprised of a group of high current, medium current and high energy implanters that optimize semiconductor devices created on SiC wafers, which are advantageous for certain power devices.

An overview of specific Axcelis ion implantation products is below:

●	High Current Implant. Our Purion H, Purion Dragon, Purion H200, and GSD/E2 Ovation spot beam, high current systems cover all traditional high current requirements as well as those associated with emerging and future devices. Our Purion high current capabilities extend beyond traditional high current energy and dose ranges, in order to cover new device fabrication requirements as well as to maximize capital utilization and flexibility. In addition, Axcelis’ Purion systems provide advantages for material modification applications, including those requiring hot and cold implant capabilities.

●	High Energy Implant. Axcelis has been a market leader in high energy ion implanters for many years, and offers a range of new Purion systems which have differentiated capabilities for specialty applications as well as legacy high energy systems. Our Purion XE, EXE, and other Purion high energy systems combine Axcelis’ production-proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. The Purion XE Power Series implanters includes Purion XE and EXE models for high volume power devices aluminum implantation, available with 150mm SiC wafer handling or 200mm thin Si wafer handling. Our batch high energy systems include the GSD/HE Ovation implanter, a 10 stage Linac with energies up to 3 MeV and the GSD/VHE Ovation system, a 14 stage Linac with energies up to 4.9 MeV.

●	Medium Current Implant. Our Purion M Si and SiC medium current systems offer higher productivity and lower electrical energy consumption compared to competitive offerings, in addition to other advantages. With high energy capability far beyond competitive implanters, the Purion M is ideal for fabs at higher elevations or those dealing with heavy mass species. The Purion M is 20% more energy efficient than competing platforms, representing the industry’s lowest cost of ownership.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our CS&I business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. We believe that approximately 3,200 of our products are in use in 28 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and application support out of our field offices. Revenue generated through our CS&I business of $247.0 million, $227.9 million, and $207.8 million represents 21.8%, 24.8% and 31.4% of total revenue in 2023, 2022 and 2021, respectively.

To support our aftermarket business, we have sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, and product, process, and applications support.

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

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 84.1%, 84.4% and 92.6% of total revenue in 2023, 2022 and 2021, respectively. In 2023, approximately 94.2% of our sales were denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2023, according to Gartner Inc., the top 20 semiconductor chip manufacturers accounted for approximately 92.0% of total semiconductor capital equipment spending, which increased from 89.0% in 2022. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2023, no customer represented 10% or more of our consolidated revenues.

U.S. export controls impact our ability to sell to certain customers in China, a country that has represented a significant portion of our sales in recent years. One of our major Chinese customers, Semiconductor Manufacturing International Corporation (“SMIC”), is on the U.S. Entity List, but is subject to a 2020 licensing policy that allows shipments to certain mature process SMIC fabs, which to date, we have been able to obtain. Other Chinese chipmakers are on the U.S. Entity List, without a similar policy allowing licensed shipments. In October 2022 (with modifications in October 2023), the U.S. Commerce Department established an export controls regulatory framework for U.S. exports of semiconductor equipment to China. This framework limits all semiconductor equipment shipments to Chinese customers who are producing or developing logic, DRAM and NAND chips that meet specific advanced parameters. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to substantially all of our Chinese customers. In general, however, sales to Chinese customers represent a higher risk than sales to customers in other international locations because of trade tensions between the U.S. government and the Chinese government, and other challenges reflecting China’s stage of development and rapid growth.

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

Our expenses for research and development were $96.9 million, $78.4 million and $65.4 million in 2023, 2022 and 2021, respectively, or 8.6%, 8.5% and 9.9% of revenue, respectively.

Manufacturing

We manufacture products at our 417,000 square feet ISO 9001:2015 and ISO 4001:2015 and ISO 45001:2018 certified plant in Beverly, Massachusetts as well as our 38,000 square feet Axcelis Asia Operations Center in South Korea. Our facilities employ best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems. In 2023, we opened the Axcelis Logistics Center, a state-of-the-art logistics and flex manufacturing center with 101,800 square feet built to our specifications, in Beverly, Massachusetts.

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

The companies supplying Axcelis play a critical part in our success.  We want to ensure these companies share our values and have adopted a Supplier Code of Conduct, which contains our expectation that our suppliers will comply with our Environmental Policy, our Corporate Social Responsibility Policy, and other industry standards and policies.  Our Supplier Code of Conduct provides that if a supplier fails to comply with these policies, our business relationship with that company will be permanently ended, although a compliance remediation period of up to 90 days may be allowed.  In 2023, Axcelis audited 56 suppliers for compliance with our Supplier Code of Conduct and other quality standards.  The outcome of these and prior audits included (i) the issuance of a total of over 270 corrective actions to suppliers, (ii) requiring more than 40 of our suppliers to participate in quarterly reviews focused on improvement projects, and (iii) subjecting 3 suppliers to more comprehensive audits and action plans.

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

In the market for ion implantation systems, we mainly compete against Applied Materials, Inc. (“Applied Materials”). Axcelis and Applied Materials are the only ion implant system manufacturers with a full range of implant products.  Other implantation equipment manufacturers we compete with include Sumitomo Heavy Industries Ion Technology Co. Ltd. and Nissin Ion Equipment Co., Ltd in Japan, Advanced Ion Beam Technology, Inc. in Taiwan, as well as CETC Electronics Equipment Group Co., Ltd. in the People’s Republic of China. Non-U.S. suppliers may have an advantage over U.S. suppliers under recently established U.S. export controls regulation for shipments to China.  We also provide aftermarket service and parts to service our customers globally. In this market, there are many competitors, often based in the customer’s location, offering alternatives to Axcelis services and certified products.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2023, we had 202 active patents issued in the United States and 487 active patents granted in other countries, as well as 181 patent applications (37 in the United States and 144 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $1,211.6 million and $1,124.2 million as of December 31, 2023 and 2022, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2023 were $235.5 million compared to $211.5 million in the quarter ended December 31, 2022.

Human Capital

As of December 31, 2023, we had 1,620 employees and 84 agency temporary staff worldwide. During 2023, our total employee and temporary staff headcount increased by approximately 15% to support our increased business during the year. While the majority of our headcount is based in the U.S. at our main manufacturing facility in Beverly, MA, our business requires our presence where our customers are located around the world, resulting in Axcelis employees working in 28 different countries. Of our total year end 2023 employees and agency temporary staff, 1,216 work in North America, 406 in Asia and 84 in Europe.

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

During 2023, our voluntary turnover rate for employees was 6.14%, or 5.51% without retirements, well below the worldwide technology industry (all reported) voluntary turnover average of 15.8% reported in the Aon 2023 Salary Increase and Turnover Study -- December 2023.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to health and wellness insurance and programs that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. Following the COVID-19 pandemic, we have maintained flexible working opportunities for those employees who can, and wish to, work remotely. This flexibility allows us to access workers who do not live near our facilities and also provides a desired quality of life benefit to those who wish to work remotely for personal reasons.

Axcelis is dedicated to accessing the diverse workforce who have the skills and qualities required for our jobs, fostering a culture built on the principle of inclusion, and maintaining a workplace free from discrimination. We strongly believe that a diversity of experience, perspectives and backgrounds will lead to a better environment for our employees and better products for our customers. Axcelis’ commitment to diversity extends to our Board of Directors, our leadership team and all teams and functions across our global locations.

We encourage you to review our 2023 ESG Report (located in the “ESG Hub” under the “Investors” section of our Axcelis.com website) for more detailed information regarding diversity and inclusion at Axcelis. Nothing on our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Environmental

Axcelis is deeply committed to our role as a responsible corporate citizen and dedicated to our Environmental, Social, Governance (“ESG”) and Net Zero commitments. In 2022, Axcelis became a founding member of the Semiconductor Climate Consortium (“SCC”) of Semiconductor Equipment and Materials International (“SEMI”), our industry organization serving the manufacturing supply chain for the micro- and nano-electronics industries. In doing so, we expect to bolster our own sustainability work with the power of the semiconductor ecosystem.  By collaborating with

SCC member companies' joint knowledge and innovative technologies, Axcelis hopes to promote progressive action towards climate change.

We are proud that our Power Series ion implantation systems have become enabling technology for the production of power management devices, which are critical to the electrification of vehicles, an important component of our society’s actions to address climate change.

Additional disclosures regarding our environmental initiatives and goals can be found in our 2023 ESG Report located in the “ESG Hub” under the “Investors” section of our Axcelis.com website.

We are proud of our commitment to improving our environment. Axcelis is subject to environmental laws and regulations in the countries in which we operate that regulate, among other things: air emissions; water discharges; and the generation, use, storage, transportation, handling and disposal of solid and hazardous wastes produced by our manufacturing, research and development and sales activities. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of environmental liabilities, claims, penalties and orders.

We believe that our operations are in compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO 9001:2015 and ISO 14001:2015 certified at our Beverly, MA facility.

Information about our Executive Officers

Russell J. Low, Ph.D., 53, became Axcelis’ CEO in May 2023, also joining the Company’s Board of Directors at that time. Dr. Low joined Axcelis in October 2016, first serving as Executive Vice President, Engineering and then as Executive Vice President, Global Customer and Engineering Operations effective January 2021. Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012. From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology. Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. Dr. Low joined the North American Advisory Board (NAAB) of SEMI International in 2023. He is also a member of the Massachusetts High Tech Council.

James G. Coogan, 43, joined Axcelis as Executive Vice President and CFO in September 2023. Mr. Coogan brings more than 20 years of finance, accounting, and investor relations experience across multiple industries, most recently in aerospace and defense. Mr. Coogan joins Axcelis after serving as Senior Vice President, Chief Financial Officer at Kaman Corporation, a leading provider of aerospace and defense products. During his 15 years with Kaman, he held various management positions including Vice President, Investor Relations and Corporate Development, Assistant Vice President, External Reporting and SEC Compliance, and Director, External Reporting and SEC Compliance. After starting his career at PwC, he held several financial management roles at Ann Taylor Stores Corporation and Mohegan Tribal Gaming Authority before joining Kaman.

Gerald M. Blumenstock, 55, became Axcelis’ Executive Vice President, Engineering in June 2023 leading product development, engineering and R&D. With over 30 years of experience in technology, primarily in the semiconductor capital equipment industry, Mr. Blumenstock brings a unique blend of leadership, technical and business skills gained over a distinguished career. Immediately before joining Axcelis, Mr. Blumenstock was self-employed as a management consultant from 2022 to 2023. Prior to that, Mr. Blumenstock led multiple product business groups as Senior Vice President and General Manager at Veeco Instruments and Vice President and General Manager at Advanced Energy from 2020 to 2022 and as Senior Vice President and General Manager at Veeco Instruments from 2011 to 2020. Additionally, Mr. Blumenstock held the role of Chief Marketing Officer at Veeco directing a corporate rebrand. Prior to that, Mr. Blumenstock held Senior Director level business roles at KLA, Cymer (ASML) and FormFactor, bringing several new products to market. Mr. Blumenstock began his career as an Optics & Materials Engineer at SVGL (ASML) and NASA.

Lynnette C. Fallon, 64, is our Executive Vice President HR/Legal, General Counsel and Corporate Secretary, overseeing Axcelis’ legal and human resources operations. Ms. Fallon has held her current position since May 2005, having initially joined Axcelis in 2001 as a Senior Vice President and General Counsel. As a member of Axcelis’ executive team for more than twenty years, Ms. Fallon has been involved with business development, financial and tax management, investor relations, public offerings, M&A, risk management, executive compensation, and all aspects of international corporate compliance. Before joining Axcelis, Ms. Fallon worked at the Boston law firm of Palmer & Dodge LLP, as a partner since 1992, prior to which she was an associate since 1987. During her more than ten years at Palmer & Dodge, Ms. Fallon’s work was primarily for clients in the biotech industry. She was head of Palmer & Dodge’s business law department for the three years prior to joining Axcelis. Ms. Fallon’s M&A and financial transaction experience began in 1984 at a Wall Street boutique firm, doing tax-driven LBOs, venture capital and private equity transactions.  Ms. Fallon is also a director of ClearPoint Neuro, Inc.

Douglas A. Lawson, 63, has been our Executive Vice President, Corporate Marketing and Strategy since November 2013, having joined Axcelis as Vice President Business Development in 2010, and holding the position of Senior Vice President of Strategic Initiatives beginning in 2011. Prior to joining the company in 2010, he held the position of General Manager of Luminus Devices from 2009 to 2010. He has over 30 years of experience in the technology industry and has held numerous executive and technical positions at BTU International, PRI Automation, Digital Equipment and Intel.

Mary G. Puma, 66, is serving as our Executive Chairperson until May 2024, a position she assumed in May 2023. Prior to that, Ms. Puma served as President and Chief Executive Officer for 21 years, from January 2002 until May 2023, serving also as Chairman from 2005 to 2015. From May 2000 until January 2002, Ms. Puma was our President and Chief Operating Officer. In 1998, she became General Manager and Vice President of the Implant Systems Division of Eaton Corporation, a global diversified industrial manufacturer. In May 1996, she joined Eaton as General Manager of the Commercial Controls Division. Prior to joining Eaton, Ms. Puma spent 15 years in various marketing and general management positions for General Electric Company. Ms. Puma is International Board Chairman of SEMI Industry Association, and a director of Ciena Corporation, SMART Global Holdings and Allegro Microsystems.

Gregory F. Redinbo, Ph.D., 59, is our Executive Vice President, Marketing and Applications, a position he assumed in September 2022.  He joined Axcelis in 2021 as Senior Vice President of Strategic Marketing and Business Development. Dr. Redinbo has over 25 years of experience in the semiconductor capital equipment industry.  Prior to joining Axcelis, he held the position of Vice President, Global Strategic Accounts at ASML from 2017 to 2020, where his focus was on business and relationship growth with a leading logic manufacturer and prior to that was Global Vice President of Sales, Service and Applications at FEI, a microscopy solutions company, where he worked from 2012 to 2017.  Dr. Redinbo’s past positions also include Director of Sales, US and Europe, and Director of Product Marketing, High Current Products at Varian Semiconductor and Product Management in the Thermal Processing Division at Applied Materials.

Christopher Tatnall, Ph.D., 51, became Axcelis’ Executive Vice President, Global Customer Operations in September 2023. In this capacity, Dr. Tatnall is responsible for Worldwide System Sales and Sales Operations, Global Service, Support and Training and the Axcelis Customer Solutions organization. Dr. Tatnall joined Axcelis in March 2022 as Senior Vice President of Sales. Prior to joining Axcelis, he was Vice President and General Manager at MKS Instruments, Plasma and Reactive Gas Division from May 2018 to March 2022, where he led a cross functional team of over 200 members with multiple product lines with both semiconductor and industrial applications. Prior to that, Dr. Tatnall was Senior Director of Customer Operations at Brooks Automation, Semiconductor Sales Manager at Alcatel Vacuum Technology, and Development Engineer at Edwards Vacuum.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. It is not possible to predict or identify all such risk factors. Consequently, the following is not a complete discussion of all potential risks or uncertainties.

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

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries, accounted for 84.1% of total revenue in 2023. Customers based in Asia dominate our international sales. Ion implanter system shipments to customers in Asia represented 74.2% of total system revenue in 2023. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to Chinese customers (both global and domestic Chinese chip manufacturers) will continue to represent a significant portion of our total sales, creating both risk and opportunity.

U.S. export controls on shipments to Chinese customers have been notably increasing since 2020. Since the placement of SMIC on the U.S. Entity List in 2020, we are required to obtain export control licenses to ship to mature process SMIC fabs, which to date, we have been able to obtain. Other chipmakers have been placed on the Entity List, without a similar policy allowing licensed shipments. A new export controls regulatory framework issued by the U.S. in October 2022 and supplemented in October 2023, prohibits all semiconductor equipment shipments to Chinese customers (other than certain multi-nationals) who are producing or developing logic, DRAM and NAND chips meeting specific advanced parameters. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to the majority of our Chinese customers. In general, however, continuing revenue from Chinese customers is at higher risk than continuing revenue form customers in some other international locations because of trade tensions between the United States government and the Chinese government, and other challenges reflecting China’s stage of development and rapid growth.

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

We source a substantial portion of our materials from outside of the United States. Because of our dependence upon international sales and our global supply chain, our results and prospects may be adversely affected by a number of factors, including:

●	changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;
●	volatility in currency exchange rates;
●	political and economic instability;
●	global health emergencies, such as pandemics, which have the potential to disrupt our manufacturing operations and those of our supply chain, as well as cause our customers to delay or cancel shipments;
●	difficulties in accounts receivable collections;
●	extended payment terms beyond those customarily offered in the United States;
●	difficulties in managing suppliers, service providers or representatives outside of the United States;
●	difficulties in staffing and managing foreign subsidiary operations; and
●	potential adverse tax consequences.

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

The manufacture of some of these components and sub-assemblies is an extremely complex process and requires long lead times. As a result, we could experience delays or shortages. If we are unable to obtain adequate and timely deliveries of our required components or sub-assemblies, we may have to seek alternative sources of supply or manufacture these components internally. This could delay our ability to manufacture or to ship our systems on a timely basis, causing us to lose sales, incur additional costs, delay new product introductions, and suffer harm to our reputation.

Moreover, if actual demand for Axcelis’ products is different than expected, Axcelis may purchase more or fewer parts than necessary or incur costs for canceling, postponing, or expediting delivery of parts. If Axcelis purchases inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, Axcelis may incur excess inventory charges.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers. In 2023, our top ten customers accounted for 51.7% of our net sales, in comparison to 59.4% and 69.5% in 2022 and 2021, respectively. None of our customers have entered into a long-term agreement requiring it to purchase our products. Our customers located in China represent a significant portion of our revenue, and are subject to U.S. export controls restrictions, as discussed above. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Our international operations involve currency risk.

Substantially all of our system sales are billed in U.S. dollars. We also pay almost all non-U.S. vendors providing materials, components, and subassemblies to our U.S. factory in U.S. dollars. Aftermarket revenues of our non-U.S. subsidiaries are denominated in both local currency and U.S. dollars. The majority of operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies. The establishment of the Axcelis Asia Operations Center in South Korea has increased the volume of our transactions in non-U.S. dollar currencies and increased the impact of foreign exchange gain / loss on the Company’s financial results. The Company experiences translation adjustments when local currency accounts payable on non-U.S. subsidiary books are re-measured for consolidated financial reporting. Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss). The value of the asset or liability in U.S. dollars will increase or decrease relative to the local currency based on changes in the exchange rate between the two currencies over the period. As a result, any unplanned non-cash gains or losses are recorded in the Company’s consolidated financial statements. Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2023, approximately 5.8% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2023, our operations outside of the United States accounted for approximately 9.4% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

We derive our new systems revenue from the sale of a small number of expensive products to a relatively small number of customers. The selling prices on our ion implant systems range from approximately $2.6 million to $12.0 million. We also sell used equipment in our aftermarket business. Each sale, or failure to make a sale, may have a significant effect on us in a particular quarter. In a given quarter, a number of factors can adversely affect our revenue and results, including changes in our product mix, increased fixed expenses per unit due to reductions in the number of products manufactured, and higher fixed costs due to increased levels of research and development and expansion of our worldwide sales and marketing organization. Our financial results also fluctuate based on gross profit realized on sales. A variety of factors may cause gross profit as a percentage of revenue to vary, including the mix and average selling prices of products sold, costs to manufacture and customize systems, warranty costs and the impact of changes to inventory reserves. New product introductions may also affect our gross margin. Fluctuations in our financial results may have an adverse effect on the price of our common stock.

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

In the conduct of our business, Axcelis collects, uses, transmits, and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2023 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are almost entirely financially motivated. Axcelis has been and expects to continue to be subject to cybersecurity threats and incidents, including through employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date.

Axcelis implements a “Layered Security Strategy” that aligns with National Institute of Standards and Technology Cybersecurity Framework. To do so, we devote significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. This includes continuously monitoring and reacting to the cybersecurity environment, by implementing best-in-class solutions from a number of vendors. On an on-going basis, we engage a cybersecurity consultant to validate and advise on the Company’s cyber landscape and to drive employee vigilance through employee cyber training and messaging. We continually replace less secure legacy systems to improve internal and external cyber defenses and maintain a cyber incident response plan including reporting and recovery processes. See Item IC “Cybersecurity” below. In addition, as discussed in our proxy statement, the Audit Committee and the full Board of Directors receive quarterly reports on cybersecurity risks and annual reports on management initiatives to promote cybersecurity.

However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Axcelis’ and that of third parties); reputational damage; unnecessary expense; litigation with third parties; diminution in the value of Axcelis’ investment in research, development, and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. These adverse outcomes could negatively impact our revenues, expenses, profitability, and asset values.

Axcelis is subject to risks associated with compliance with environmental, health and safety regulations.

Axcelis is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, shipping, and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipment or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property. Axcelis could be required to alter its manufacturing and operations and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject Axcelis to significant costs and liabilities that could adversely affect Axcelis’ business, financial condition, and results of operations.

Our financial condition and results of operations could be adversely affected by global pandemics.

Global pandemics, such as COVID-19, have in the past and may again in the future cause disruptions and restrictions on our operations and ability to travel, and similar disruptions and restrictions impacting our suppliers or customers could adversely affect our sales and operating results. Axcelis’ products rely on an extensive global supply chain, and shortages of certain parts could impact our ability to meet customers’ shipment expectations, negatively affecting our revenues. Such pandemics may drive changes in the demand for certain of our customers’ products, resulting in their delay or cancelation of purchases from us. The extent to which pandemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

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

The stock markets in general, and the markets for semiconductor equipment stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market price of the common stock may also fluctuate significantly in response to the following factors, among others, some of which are beyond our control:

●	variations in our quarterly results;
●	the issuance or repurchase of shares of our common stock;
●	changes in securities analysts’ estimates of our financial performance;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;
●	loss of a major customer or failure to complete significant transactions;
●	additions or departures of key personnel; and
●	new positions adopted by investor stewardship groups and proxy advisory firms regarding desired environmental, social and governance disclosures, policies, ranking systems, and other initiatives.

The trading price of our common stock in the past has been significantly volatile, and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Axcelis implements an enterprise risk management (“ERM”) process in which management annually identifies and reviews the principal risks to which the Company’s business is subject, rating each risk in terms of likelihood of occurrence and severity of impact. Risks that have either a high likelihood or a high potential impact on our business are assessed quarterly with respect to the trend (an increasing or decreasing risk) and whether additional mitigation actions are needed. These quarterly risk assessments are shared with our Board of Directors, with the Audit Committee reviewing any changes in risk identification or ranking on an annual basis.

Cybersecurity risks are integrated into our overall ERM, and our Chief Information Officer assesses the trends and need for additional mitigations on a quarterly basis. Our main concerns are (i) the unauthorized exfiltration of personal information pertaining to Axcelis employees, (ii) the unauthorized exfiltration of confidential business or technical information, and (iii) an inability to use our business systems for a period of time following a cybersecurity event.

Management has adopted a Cybersecurity Incident Response plan which lays out the roles of IT personnel, senior leadership, and legal resources in responding to a cybersecurity incident. This plan is shared with our Board of Directors and reviewed annually. These risks could materially impact the business of the Company. To date, the Company has not experienced a material cybersecurity incident.

To implement risk management and protective strategies, management implements a “Layered Security Strategy” that aligns with National Institute of Standards and Technology Cybersecurity Framework. We consider the various factors that can play a role in the occurrence of a cybersecurity incident, such as:

●	Unauthorized system access
●	User errors
●	Undetected system vulnerabilities
●	Mobile device risks
●	Vulnerabilities in software applications and specific hardware
●	Third party cybersecurity risks
●	Insider threats

Management has implemented specific mitigation strategies for each of these factors, such as (i) user training to avoid fraud and other scams, (ii) utilizing multi-factor authentication processes for system access, (iii) engaging in vulnerability scanning applications, (iv) upgrading software and hardware to those with the greatest security protections, and (v) ensuring third parties to whom sensitive information is provided have appropriate security. Management has also developed a vendor assessment form to evaluate potential “Software as a Service” providers, which is incorporated in the Company’s RFP processes. The Company routinely obtains and reviews SOC 2 reports from third parties who have access to the Company’s information, some of which are part of management’s internal controls over financial reporting. The Company accesses cybersecurity consultants and legal counsel to assist in the identification of vulnerabilities and advise on appropriate mitigation and preparedness actions.

Overall, we devote significant resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. The Audit Committee and full Board of Directors receive quarterly reports on cybersecurity risks and annual reports on management initiatives to promote cybersecurity.

Item 2. Properties.

We lease our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is principally used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters. We also lease our Axcelis Asia Operations Center in South Korea, which comprises 38,000 square feet and is principally used for manufacturing. In 2023, we opened the Axcelis Logistics Center, a leased, state-of-the-art logistics and flex manufacturing center with 101,800 square feet built to our specifications, in Beverly, Massachusetts.

We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations.

We own 23 acres of undeveloped property in Beverly, Massachusetts, adjacent to our headquarters.

As of December 31, 2023, we also leased 40 other properties, of which 12 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Italy and Germany. These properties are used for sales and service offices and warehousing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 20, 2024, we had approximately 712 stockholders of record.

The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2023 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	32	$102.49	32	$39,174
February 1 through February 28	48	$120.31	48	33,459
March 1 through March 31	27	$129.74	27	30,006
April 1 through April 30	27	$126.06	27	26,665
May 1 through May 31	56	$126.51	56	19,581
June 1 through June 30	12	$161.88	12	17,506
July 1 through July 31	22	$179.93	22	13,507
August 1 through August 31	27	$175.80	27	208,761	(1)
September 1 through September 30	22	$174.80	22	205,007
October 1 through October 31	44	$154.98	44	198,188
November 1 through November 30	63	$130.28	63	190,006
December 1 through December 31	—	N/A	—
Total	380		380

(1) The increase in the dollar value available for repurchases under the program at August 31, 2023 reflects the additional funding authorized under the program in August 2023.

We currently maintain one equity compensation plan, the 2012 Equity Incentive Plan (the “2012 Equity Plan”). The number of shares issuable upon exercise of outstanding options and unvested restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under the 2012 Equity Plan and our 2020 Employee Stock Purchase Plan as of December 31, 2023 are summarized in the following table:

	(A)	(B)	(C)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)) (3)
Equity compensation plans approved by stockholders	541,898	$ 0.34	1,659,502
Equity compensation plans not approved by stockholders	—	NA	NA
Total	541,898		1,659,502
Weighted average exercise price of outstanding options at December 31, 2023	$61.81
Weighted average remaining term of outstanding options at December 31, 2023	4.9 years

(1)     Represents, as of December 31, 2023: (A) 3,000 shares issuable on exercise of outstanding options under the 2012 Equity Plan, plus (B) 538,098 shares issuable on vesting of outstanding RSUs under the 2012 Equity Plan (some of which will be withheld in respect of tax withholding obligations).

(2)     For the purposes of this table, the weighted-average exercise price of outstanding options, warrants and rights includes RSUs as if they had a $0.00 exercise price. The weighted-average exercise price of outstanding options at December 31, 2023 was $61.81.

(3) Represents the total shares available for issuance under our 2012 Equity Plan and our 2020 Employee Stock Purchase Plan, as of December 31, 2023, as follows:
(A)

750,550 shares were available for future issuance under the 2012 Equity Plan. Such amount represents the total number of shares reserved for issuance under the 2012 Equity Plan ((7,762,500 shares approved by the shareholders, plus 1,777,029 shares added in accordance with the terms of the 2012 Equity Plan as a result of the expiration or forfeiture of awards granted under our prior equity grant plan that were outstanding at the time of the adoption of the 2012 Equity Plan), less the shares issuable on options and restricted stock units (counted at 1.5 shares each) outstanding under the 2012 Equity Plan included in column (A)) and the shares issued prior to such date on exercise of options and vesting of restricted stock units granted under the 2012 Equity Plan. This plan is generally used for grants to employees and directors and was initially approved by our stockholders at our 2012 annual meeting.

(B)

908,952 shares were available under our 2020 Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (1,000,000) less the shares purchased through December 31, 2023.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources” and “Risk Factors” and others discussed elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

2023 was an exceptional year for Axcelis despite an industry downturn. As a result of the demand for the Company’s products and aftermarket support, we delivered record full year revenue and operating profit since our first full year as a public company in 2001. Revenue for 2023 was $1,130.6 million, an increase of 22.9% from 2022 revenue of $920.0 million. Systems revenue for 2023 was $883.6 million, compared to $692.1 million in 2022. Gross margin percent for the year was 43.5% compared to 43.7% in 2022. Operating profit was $265.8 million in 2023, compared to $212.4 million in 2022. Net income for the year was $246.3 million, an increase of 34.5% from 2022, following an 85.6% increase in net income from 2021.

The Company is in a strong competitive position as we participated in a period of extended industry growth in 2022 and 2023. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. Axcelis had a number of important accomplishments in 2023:

●	Axcelis delivered record revenue of $1.130.6 million dollars in 2023, and record earnings per share of $7.43. Our 23% revenue growth over 2022, despite a significant industry downturn, was enabled by the mature process technology segment, which represented 88% of the value of our 2023 system shipments.
●	Axcelis is considered a technology leader and supplier of choice in the implant-intensive power device segment, which accounted for 59% of the value of our 2023 system shipments.
●	We are continuously working to expand our footprint with existing and new customers, and currently have eight Purion evaluation systems in the field at strategic customer sites in key market segments.
●	We opened the Axcelis Logistics Center in Beverly, Massachusetts in the third quarter of 2023, providing significant efficiencies to US manufacturing.
●	We continued our investment in our CS&I aftermarket business to drive financial growth and increased customer satisfaction levels, including the “Digital Tool Box,” an innovative service offering with online training, remote diagnosis and install, and automated troubleshooting guide.
●	Axcelis received nine customer satisfaction awards in 2023. In addition, Axcelis was named to both the 2023 and 2024 editions of Forbes’ List of America’s Best Mid-Cap Companies and to Fortune’s 2023 Top 100 Fastest Growing Companies.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2023, the top 20 semiconductor chip manufacturers accounted for approximately 92.0% of total semiconductor capital equipment spending, up from 89.0% in 2022. Our net revenue from our ten largest customers accounted for 51.7% of total revenue for the year ended December 31, 2023 compared to 59.4% and 69.5% of revenue for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2023, no customers represented ten percent or more of total revenue.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (i) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Results of Operations

The following year-to-year comparative statements include the 2023 and 2022 year periods. For comparative statements for the 2022 and 2021 periods, please refer to our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2023.

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended
	December 31,
	2023	2022
Revenue:
Product	96.9%	96.8%
Services	3.1	3.2
Total revenue	100.0	100.0
Cost of revenue:
Product	53.8	53.5
Services	2.7	2.8
Total cost of revenue	56.5	56.3
Gross profit	43.5	43.7
Operating expenses:
Research and development	8.6	8.5
Sales and marketing	5.6	5.8
General and administrative	5.8	6.2
Total operating expenses	20.0	20.5
Income from operations	23.5	23.2
Other income (expense):
Interest income	1.6	0.5
Interest expense	(0.5)	(0.6)
Other, net	—	(0.7)
Total other income (expense)	1.1	(0.8)
Income before income taxes	24.6	22.4
Income tax provision	2.9	2.4
Net income	21.7%	20.0%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue:
Product	$1,095,650	$890,582	$205,068	23.0%
Percentage of revenue	96.9%	96.8%
Services	34,954	29,416	5,538	18.8%
Percentage of revenue	3.1%	3.2%
Total revenue	$1,130,604	$919,998	$210,606	22.9%

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $1,095.7 million or 96.9% of revenue in 2023, compared with $890.6 million or 96.8% of revenue in 2022. The increase in product revenue in 2023 was primarily driven by an increase in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2023 and 2022 was $210.9 million and $154.8 million, respectively. The increase was primarily due to an increase in system prepayments.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $35.0 million, or 3.1% of revenue for 2023, compared with $29.4 million, or 3.2% of revenue for 2022. Although services revenue should increase with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

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

The CS&I/aftermarket revenue categories for the twelve month periods ended December 31, 2023 and 2022 are discussed below.

CS&I/Aftermarket

Revenue from our aftermarket business was $247.0 million in 2023, compared to $227.9 million for 2022. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit (dollars in thousands):

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Gross Profit:
Product	$487,538	$398,478	$89,060	22.4%
Product gross margin	44.5%	44.7%

Services	3,763	3,312	451	13.6%
Services gross margin	10.7%	11.3%
Total gross profit	$491,301	$401,790	$89,511	22.3%
Gross margin	43.5%	43.7%

Product

Gross margin from product revenue was 44.5% for the twelve months ended December 31, 2023, compared to 44.7% for the twelve months ended December 31, 2022. The slight decrease in gross margin is primarily attributable to changes in the mix of products.

Services

Gross margin from services revenue was 10.7% for the twelve months ended December 31, 2023, compared to 11.3% for the twelve months ended December 31, 2022. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development	$96,907	$78,356	$18,551	23.7%
Percentage of revenue	8.6%	8.5%
Sales and marketing	62,805	53,599	9,206	17.2%
Percentage of revenue	5.6%	5.8%
General and administrative	65,794	57,474	8,320	14.5%
Percentage of revenue	5.8%	6.2%
Total operating expenses	$225,506	$189,429	$36,077	19.0%
Percentage of revenue	20.0%	20.5%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, facilities and amortization and depreciation expenses. Personnel costs are our largest expense, representing $135.1 million, or 59.9% of our total operating expenses, for the year ended December 31, 2023; and $114.8 million, or 60.6% of our total operating expenses for the year ended December 31, 2022.

Research and Development

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$ %

	(dollars in thousands)
Research and development	$96,907	$78,356	$18,551	23.7%
Percentage of revenue	8.6%	8.5%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual research and development budgets to fund programs that we expect will drive competitive advantages.

Research and development (“R&D”) expense was $96.9 million in 2023, an increase of $18.6 million, or 23.7%, compared with $78.4 million in 2022. The increase was primarily due to higher payroll related costs due to increased headcount as well as increased outside services, materials and supplies expense to support ongoing R&D projects.

Sales and Marketing

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$ %

	(dollars in thousands)
Sales and marketing	$62,805	$53,599	$9,206	17.2%
Percentage of revenue	5.6%	5.8%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $62.8 million in 2023, an increase of $9.2 million, or 17.2%, compared with $53.6 million in 2022. The increase was primarily due to higher payroll related costs due to increased headcount and travel expense.

General and Administrative

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$ %

	(dollars in thousands)
General and administrative	$65,794	$57,474	$8,320	14.5%
Percentage of revenue	5.8%	6.2%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $65.8 million in 2023, an increase of $8.3 million, or 14.5% compared with $57.5 million in 2022. The increase was primarily due to higher payroll related costs due to increased headcount and incentive based pay as well as increases in various other expenses to support growth.

Other Income (Expense)

Other income (expense) consists of interest earned on our invested cash balances as well as interest expense relating to the lease obligation we incurred in connection with the 2015 sale of our headquarters facility (“sale leaseback”), foreign exchange gains and losses attributable to fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate.

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$ %

	(dollars in thousands)
Other income (expense):	$12,804	$(7,476)	$20,280	271.3%
Percentage of revenue	1.1%	(0.8)%

Other income for the year ended December 31, 2023 was $12.8 million, which includes $18.2 million of interest income on our investments, partially offset by $5.3 million of interest expense related to our sale leaseback obligation. Other expense for the year ended December 31, 2022 was $7.5 million, which includes $5.0 million of interest expense related to our sale leaseback obligation and $6.4 million of foreign currency translation loss, partially offset by interest income of $4.6 million.

Income Taxes

	Year ended		Period-to-Period
	December 31,		Change
	2023	2022	$ %

	(dollars in thousands)
Income tax provision	$32,336	$21,806	$10,530	48.3%
Percentage of revenue	2.9%	2.4%

Income tax expense was $32.3 million for the year ended December 31, 2023, compared to $21.8 million in 2022. The effective tax rate for the year ended December 31, 2023 was 11.6% compared to 10.6% for year the ended December 31, 2022.  The increase in the effective tax rate in 2023 is due to an increase in the amount of limitation on executive compensation as well as an increase in foreign tax.

At December 31, 2023, we had $53.4 million of net deferred tax assets worldwide relating to capitalized research and development costs and other temporary differences, which are available to reduce income taxes in future years. We have recorded a $11.0 million valuation allowance against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

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

In 2023, $156.9 million of cash was provided by operating activities. This compares to $215.6 million of cash provided by operations in 2022. Cash and cash equivalents at December 31, 2023 was $167.3 million, compared to $185.6 million at December 31, 2022. Approximately $48.3 million of cash was located in foreign jurisdictions as of December 31, 2023. In addition to the cash and cash equivalent balance at December 31, 2023, we had $6.7 million in restricted cash which relates to a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2023 was $794.9 million. At December 31, 2023, we had no bank debt.

In 2023, $100.9 million of cash was used in investing activities. Capital expenditures were $20.7 million for the year ended December 31, 2023. We held $338.9 million of short-term investments at December 31, 2023. These short-term investments consist of U.S. Government securities and agency investments. In 2022, $10.7 million was used in investing activities for capital expenditures. Total capital expenditures for 2024 are projected to be approximately $20 million. Future capital expenditures beyond 2024 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities for the year ended December 31, 2023 was $68.3 million, which consisted of $52.5 million related to our stock repurchase program, $16.6 million related to net settlement of restricted stock issuances and $1.2 million related to principal reduction on our financing lease. These amounts were partially offset by $2.1 million in proceeds from our employee stock purchase plan. Cash used in financing activities was $65.5 million for the year ended December 31, 2022, which consisted of $57.5 million related to our stock repurchase program, $9.9 million related to net settlement of restricted stock issuances, and $1.0 million of principal reduction on our finance lease. These uses of cash were partially offset by $1.2 million in proceeds of stock option exercises and $1.7 million in proceeds from our employee stock purchase plan.

We have outstanding letters of credit, surety bonds and deposits in the amount of $16.8 million to cover the security deposit under the lease of our headquarters, our workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2023 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2024	2025	2026
Surety bonds	$10,193	$4,457	$3,492	$2,244
Standby letters of credit and deposits	6,640	6,575	—	65
Total	$16,833	$11,032	$3,492	$2,309

The following represents our contractual obligations as of December 31, 2023 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	2029-Beyond
Sale leaseback obligation	$85,905	$6,252	$11,938	$12,379	$55,336
Purchase order commitments	304,081	293,795	9,217	1,015	54
Operating leases	42,773	6,529	8,583	4,456	23,205
Total	$432,759	$306,576	$29,738	$17,850	$78,595

We have no off-balance sheet arrangements as of December 31, 2023, other than leases signed but not commenced. See Note 18 – Income Taxes in the Notes to the Consolidated Financial Statements for information related to our unrecognized tax benefits.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2023, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2023, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $11.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with any domestic debt service requirements. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

Under the rules of the U.S. Securities and Exchange Commission (the “SEC”), we qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On August 3, 2023, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will expire in August 2026. We may file another shelf registration statement to maintain the availability of this financing option.

On April 5, 2023, we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit issued by Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank, in the amount of $5.9 million, securing our lease on our corporate headquarters was terminated on December 28, 2023. The underlying cash collateral held at Silicon Valley Bank was released on December 28, 2023, in conjunction with the letter of credit termination. A replacement, cash collateralized, letter of credit was issued on December 14, 2023 with UBS Bank USA and is classified as long-term restricted cash on our balance sheet at December 31, 2023.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents, short-term investments and borrowing capacity will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Related-Party Transactions

There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2023, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments at December 31, 2023. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. During the years ended December 31, 2023 and 2022, approximately 5.8% and 9.1% of our revenue, respectively, were derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2023 and 2022, our operations outside the United States accounted for approximately 9.4% and 10.2% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar. We currently do not use derivative financial instruments in managing our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Response to this Item is submitted as a separate section of this report immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

February 23, 2024

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K..

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2024 (the “Proxy Statement”) captioned:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1)	Financial Statements:

2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021.

3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Systems Revenue recognition
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generates revenue from the sale of ion implantation and other processing equipment used in the manufacture of semiconductor chips (“systems revenue”). The Company’s revenue contracts for systems have multiple performance obligations, including the systems themselves and obligations that are not delivered simultaneously with the systems. Systems revenue accounted for $883.6 million of the Company’s total revenue of $1.1 billion in 2023.

Auditing management’s recognition of revenue was challenging because of the higher extent of audit effort and because the amounts are material to the consolidated financial statements and related disclosures. During our risk assessment process, we identified a higher inherent risk related to revenue primarily due to the size of the account, as well as the focus on revenue from readers of the financial statements.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s systems revenue recognition process, including controls designed to mitigate the risk of override of controls. This included testing controls over management’s review of manual journal entries and revenue related account reconciliations.

To test systems revenue recognition, we reconciled revenue recognized to the Company’s general ledger to test completeness and performed substantive test of details over significant transactions deemed to be key items and a representative sample of the remaining transactions.   For example, we selected and read a sample of arrangements to evaluate the completeness of the promised products and services and the related revenue recognized. We also confirmed directly with certain of the Company’s customers the terms of the selected system revenue arrangements.

Estimate of Excess Inventory
Description of the Matter

The Company’s inventories totaled $306.5 million, net, as of December 31, 2023. As described in Note 2 and Note 6 to the consolidated financial statements, the Company records a provision for estimated excess inventory. Management determines the provision using its assumptions of future materials usage, based on estimates of demand and market conditions.

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

Boston, Massachusetts

February 23, 2024

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2023	2022	2021
Revenue:
Product	$1,095,650	$890,582	$634,445
Services	34,954	29,416	27,983
Total revenue	1,130,604	919,998	662,428
Cost of revenue:
Product	608,112	492,104	349,558
Services	31,191	26,104	26,425
Total cost of revenue	639,303	518,208	375,983
Gross profit	491,301	401,790	286,445
Operating expenses:
Research and development	96,907	78,356	65,431
Sales and marketing	62,805	53,599	47,548
General and administrative	65,794	57,474	46,141
Total operating expenses	225,506	189,429	159,120
Income from operations	265,795	212,361	127,325
Other income (expense):
Interest income	18,199	4,551	209
Interest expense	(5,347)	(5,576)	(4,835)
Other, net	(48)	(6,451)	(2,271)
Total other income (expense)	12,804	(7,476)	(6,897)
Income before income taxes	278,599	204,885	120,428
Income tax provision	32,336	21,806	21,778
Net income	$246,263	$183,079	$98,650
Net income per share:
Basic	$7.52	$5.54	$2.94
Diluted	$7.43	$5.46	$2.88
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,758	33,043	33,555
Diluted weighted average shares of common stock	33,165	33,542	34,268

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2023	2022	2021
Net income	$246,263	$183,079	$98,650
Other comprehensive income (loss):
Foreign currency translation adjustments	38	(4,058)	(1,881)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	84	325	211
Total other comprehensive income (loss)	122	(3,733)	(1,670)
Comprehensive income	$246,385	$179,346	$96,980

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$167,297	$185,595
Short-term investments	338,851	246,571
Accounts receivable, net	217,964	169,773
Inventories, net	306,482	242,406
Prepaid expenses and other current assets	49,397	33,300
Total current assets	1,079,991	877,645
Property, plant and equipment, net	53,971	39,664
Operating lease assets	30,716	12,146
Finance lease assets, net	16,632	17,942
Long-term restricted cash	6,654	752
Deferred income taxes	53,428	31,701
Other assets	40,575	33,791
Total assets	$1,281,967	$1,013,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,400	$62,346
Accrued compensation	31,445	35,540
Warranty	14,098	8,299
Income taxes	6,164	4,304
Deferred revenue	164,677	123,471
Current portion of finance lease obligation	1,511	1,229
Other current liabilities	12,834	12,943
Total current liabilities	285,129	248,132
Long-term finance lease obligation	43,674	45,185
Long-term deferred revenue	46,208	31,306
Other long-term liabilities	42,074	21,762
Total liabilities	417,085	346,385
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,685 shares issued and outstanding at December 31, 2023; 32,775 shares issued and outstanding at December 31, 2022	33	33
Additional paid-in capital	547,189	550,299
Retained earnings	319,506	118,892
Accumulated other comprehensive loss	(1,846)	(1,968)
Total stockholders’ equity	864,882	667,256
Total liabilities and stockholders’ equity	$1,281,967	$1,013,641

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated	Accumulated
			Additional	Deficit /	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	33,633	$34	$570,102	$(91,969)	$3,435	$481,602
Net income	—	—	—	98,650	—	98,650
Foreign currency translation adjustments	—	—	—	—	(1,881)	(1,881)
Change in pension obligation, net of tax	—	—	—	—	211	211
Exercise of stock options	396	—	3,687	—	—	3,687
Issuance of stock under Employee Stock Purchase Plan	26	—	1,179	—	—	1,179
Issuance of restricted common shares	326	—	(6,564)	—	—	(6,564)
Stock-based compensation expense	—	—	12,067	—	—	12,067
Repurchase of common stock	(1,141)	(1)	(20,588)	(29,403)	—	(49,992)
Balance at December 31, 2021	33,240	33	559,883	(22,722)	1,765	538,959
Net income	—	—	—	183,079	—	183,079
Foreign currency translation adjustments	—	—	—	—	(4,058)	(4,058)
Change in pension obligation, net of tax	—	—	—	—	325	325
Exercise of stock options	103	—	1,247	—	—	1,247
Issuance of stock under Employee Stock Purchase Plan	29	—	1,662	—	—	1,662
Issuance of restricted common shares	291	—	(9,907)	—	—	(9,907)
Stock-based compensation expense	—	—	13,444	—	—	13,444
Repurchase of common stock	(888)	—	(16,030)	(41,465)	—	(57,495)
Balance at December 31, 2022	32,775	33	550,299	118,892	(1,968)	667,256
Net income	—	—	—	246,263	—	246,263
Foreign currency translation adjustments	—	—	—	—	38	38
Change in pension obligation, net of tax	—	—	—	—	84	84
Exercise of stock options	3	—	25	—	—	25
Issuance of stock under Employee Stock Purchase Plan	16	—	2,057	—	—	2,057
Issuance of restricted common shares	271	—	(16,611)	—	—	(16,611)
Stock-based compensation expense	—	—	18,269	—	—	18,269
Repurchase of common stock	(380)	—	(6,850)	(45,649)	—	(52,499)
Balance at December 31, 2023	32,685	$33	$547,189	$319,506	$(1,846)	$864,882

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$246,263	$183,079	$98,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,069	11,607	10,818
Deferred income taxes	(20,018)	8,536	20,257
Stock-based compensation expense	18,269	13,444	12,067
Provision for doubtful accounts	1,129	—	—
Provision for excess and obsolete inventory	5,211	4,565	3,755
Accretion of discounts and premiums on marketable securities	(12,077)	—	—
Currency loss on foreign denominated transactions	2,252	5,986	—
Changes in operating assets and liabilities:
Accounts receivable	(50,755)	(67,270)	(18,146)
Inventories	(69,957)	(58,433)	(39,023)
Prepaid expenses and other current assets	(16,046)	(6,533)	(3,955)
Accounts payable and other current liabilities	(8,103)	31,392	22,046
Deferred revenue	56,183	86,366	45,385
Income taxes	3,786	3,493	253
Other assets and liabilities	(12,337)	(625)	(1,917)
Net cash provided by operating activities	156,869	215,607	150,190

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(20,656)	(10,683)	(8,718)
Purchase of short-term investments	(388,809)	(246,571)	—
Maturities of short-term investments	308,607	—	—
Net cash used in investing activities	(100,858)	(257,254)	(8,718)

Cash flows from financing activities
Net settlement on restricted stock grants	(16,611)	(9,907)	(6,564)
Repurchase of common stock	(52,499)	(57,495)	(49,992)
Proceeds from Employee Stock Purchase Plan purchases	2,057	1,662	1,179
Principal payments on finance lease obligation	(1,240)	(987)	(763)
Proceeds from exercise of stock options	25	1,247	3,687
Net cash used in financing activities	(68,268)	(65,480)	(52,453)

Effect of exchange rate changes on cash and cash equivalents	(139)	(2,206)	2,429
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,396)	(109,333)	91,448

Cash, cash equivalents and restricted cash at beginning of period	186,347	295,680	204,232
Cash, cash equivalents and restricted cash at end of period	$173,951	$186,347	$295,680

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$54,217	$10,763	$1,500
Interest	$4,874	$4,992	$5,086

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

Events occurring subsequent to December 31, 2023 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

(b)          Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the realizable value of accounts receivable and inventories, warranty reserves, valuing stock-based compensation instruments and reserves relating to tax assets and liabilities. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

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

For the years ended December 31, 2023, 2022, and 2021, we had foreign exchange losses of $0.5 million, $6.6 million, and $2.5 million, respectively.

(d)          Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of ninety days or less. Cash equivalents consist primarily of money market funds, U.S. Government and Agency Securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value. Short-term investments are highly liquid investments with original maturities of greater than 90 days but less than one year from date of purchase and are carried on the balance sheet at amortized cost. Our short-term investments consist primarily of U.S. Government and Agency securities and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Income related to these securities is recorded in interest income in the Consolidated Statements of Operations.

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

We did not have any indicators of impairment during the period ending December 31, 2023. We did not record an impairment charge in the years ended December 31, 2023, 2022, or 2021.

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

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 51.7%, 59.4% and 69.5% of revenue in 2023, 2022 and 2021, respectively.

For the year ended December 31, 2023, we had no customers representing 10% or greater of total revenue. For the year ended December 31, 2022, we had two customers representing 13.1% and 11.5% of total revenue, respectively. For the year ended December 31, 2021, we had two customers representing 17.8% and 15.4% of total revenue, respectively.

As of December 31, 2023, we had one customer account for 12.2% of consolidated accounts receivable. As of December 31, 2022, we had two customers account for 19.4% and 11.5% of consolidated accounts receivable, respectively.

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

The components of net income per share are as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands, except per share data)
Net income available to common stockholders	$246,263	$183,079	$98,650
Weighted average shares of common stock outstanding used in computing basic income per share	32,758	33,043	33,555
Incremental options and RSUs	407	499	713
Weighted average shares of common stock used in computing diluted net income per share	33,165	33,542	34,268
Net income per share
Basic	$7.52	$5.54	$2.94
Diluted	$7.43	$5.46	$2.88

Diluted weighted average common shares outstanding does not include restricted stock units outstanding to purchase 6,025, 4,929 and 2,554 common equivalent shares for the periods ended December 31, 2023, 2022 and 2021, respectively, as their effect would have been anti-dilutive.

(o)          Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the year ended December 31, 2023:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2022	$(1,994)	$26	$(1,968)
Other comprehensive income and pension reclassification	38	84	122
Balance at December 31, 2023	$(1,956)	$110	$(1,846)

(p)         Recent Accounting Guidance

In November 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 is intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its future consolidated financial statements and related disclosures.

In December 2023 the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its future consolidated financial statements and related disclosures.

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

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2023	2022	2021

	(in thousands)
Systems	$883,604	$692,061	$454,598
Aftermarket	247,000	227,937	207,830
Total Revenue	$1,130,604	$919,998	$662,428

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

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2023	2022	2021

	(in thousands)
North America	$174,810	$143,701	$48,715
Asia Pacific	811,308	673,752	516,105
Europe	144,486	102,545	97,608
Total Revenue	$1,130,604	$919,998	$662,428

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract liabilities are as follows:

	Year ended
	December 31,
	2023	2022	2021

	(in thousands)
Balance, beginning of the period	$154,777	$68,436	$23,058
Deferral of revenue	185,688	146,674	66,349
Recognition of deferred revenue	(129,580)	(60,333)	(20,971)
Balance, end of the period	$210,885	$154,777	$68,436

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments received or amounts invoiced in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

As of December 31, 2023, we had deferred revenue of $210.9 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied. Short-term deferred revenue of $164.7 million as of December 31, 2023 represents performance obligations that are expected to be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $46.2 million as of December 31, 2023 relates to prepayments made prior to system delivery as well as to extended warranty performance obligations that we expect to be completed in excess of the next 12 months but within the next 24 months.

The majority of our system transactions have payment terms that are 90% due upon shipment of the tool and 10% due upon installation. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or delivery of parts.

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$167,297	$185,595
Long-term restricted cash	6,654	752
Total cash, cash equivalents and restricted cash	$173,951	$186,347

As of December 31, 2023, we had $6.7 million in restricted cash which relates to a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

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

The following table shows changes of the allowances for credit losses related to trade receivables for the twelve months ended December 31, 2023 and 2022, respectively:

	Year ended
	December 31,
	2023	2022

	(in thousands)
Balance, beginning of period	$—	$—
Provision for credit losses	1,117	—
Charge-offs	(657)	—
Recoveries	—	—
Balance, end of period	$460	$—

The components of accounts receivable are as follows:

	December 31,
	2023	2022

	(in thousands)
Trade receivables	$218,424	$169,773
Allowance for doubtful accounts	(460)	—
Trade receivables, net	$217,964	$169,773

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Raw materials	$231,200	$187,313
Work in process	45,373	35,069
Finished goods (completed systems)	29,909	20,024
Inventories, net	$306,482	$242,406

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and the size and utilization of our installed base, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2023, we recorded a decrease of $1.5 million in inventory reserves. At December 31, 2023 and 2022, inventories are stated net of inventory reserves of $5.2 million and $6.7 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, we recorded charges to cost of sales of $5.2 million, $4.6 million and $3.8 million, respectively, to adjust inventories to their lower of cost or net realizable value.

We have inventory on consignment at customer locations at December 31, 2023 and 2022, of $6.5 million and $6.4 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2023	2022

	(in thousands)
Land and buildings	$21,802	$18,001
Machinery and equipment	41,547	34,728
Construction in process	17,055	10,189
Total cost	80,404	62,918
Accumulated depreciation	(26,433)	(23,254)
Property, plant and equipment, net	$53,971	$39,664

Depreciation expense was $6.2 million, $5.1 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2023	2022

	(in thousands)
Internal use assets	$76,273	$61,603
Construction in process	236	2,629
Total cost	76,509	64,232
Accumulated depreciation	(39,588)	(33,992)
Assets manufactured for internal use, net	$36,921	$30,240

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $5.6 million, $5.2 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

We recognize operating lease obligations under Accounting Standards Codification - Leases (Topic 842). The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. The value of the right-of-use asset is initially determined based on the net present value of the associated liability, and is adjusted for deferred costs and possible impairments, if any. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		December 31,	December 31,
Leases	Classification	2023	2022

Assets		(in thousands)
Operating leases	Operating lease assets	$30,716	$12,146
Finance lease	Finance lease assets*	16,632	17,942
Total leased assets		$47,348	$30,088
Liabilities
Current
Operating	Other current liabilities	$4,978	$5,367
Finance	Current portion of finance lease obligation	1,511	1,229
Non-current
Operating	Other long-term liabilities	25,724	6,931
Finance	Finance lease obligation	43,674	45,185
Total lease liabilities		$75,887	$58,712

*Finance lease assets are recorded net of accumulated depreciation of $46.4 million and include $0.6 million of prepaid financing costs as of December 31, 2023. Finance lease assets are recorded net of accumulated depreciation of $45.9 million and include $0.6 million of prepaid financing costs as of December 31, 2022.

All of our office locations support selling and servicing functions. We also have a manufacturing facility in South Korea. Lease expense, depreciation expense relating to finance leased assets and interest expense relating to our finance lease obligation recognized within our consolidated statement of operations for the twelve-month periods ended December

31, 2023, 2022 and 2021 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2023	2022	2021

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$7,297	$5,427	$2,978
Research and development	Operating expenses	587	322	430
Sales and marketing*	Operating expenses	1,674	1,526	1,605
General and administrative*	Operating expenses	1,111	1,065	996
Total operating lease cost		$10,669	$8,340	$6,009
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$1,310	$1,296	$1,306
Interest on lease liabilities	Interest expense	4,874	4,992	5,086
Total finance lease cost		$6,184	$6,288	$6,392

Total lease cost		$16,853	$14,628	$12,401

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $2.1 million, $1.8 million and $1.9 million for the years ended December 31, 2023, 2022 2021, respectively.

Our corporate headquarters, shown below under finance leases, has an original lease term of 22 years. All other locations are treated as operating leases, with lease terms ranging from 1 to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2024	$6,252	$6,529	$12,781
2025	5,930	4,970	10,900
2026	6,008	3,613	9,621
2027	6,128	2,530	8,658
2028	6,251	1,926	8,177
Thereafter	55,336	23,205	78,541
Total lease payments	$85,905	$42,773	$128,678
Less interest portion*	(40,720)	(12,071)	(52,791)
Finance lease and operating lease obligations	$45,185	$30,702	$75,887

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised, nor leases signed but not yet commenced as of December 31, 2023.

December 31,
Lease term and discount rate	2023
Weighted-average remaining lease term (years):
Operating leases	11.5
Finance leases	13.1
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

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

	Year ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022	2021

	(in thousands)
Operating cash outflows from operating leases	$10,669	$8,340	$6,009
Operating cash outflows from finance leases	4,874	4,992	5,086
Financing cash outflows from finance leases	1,240	987	763
Operating lease assets obtained in exchange for operating lease liabilities	26,890	6,173	8,670
Finance lease assets obtained in exchange for new finance lease liabilities	—	—	—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at January 1 (beginning of year)	$10,487	$6,924	$4,612
Warranties issued during the period	12,893	10,597	7,808
Settlements made during the period	(10,230)	(6,798)	(4,282)
Changes in estimate of liability for pre-existing warranties during the period	3,607	(236)	(1,214)
Balance at December 31 (end of period)	$16,757	$10,487	$6,924

Amount classified as current	$14,098	$8,299	$6,424
Amount classified as long-term (within other long-term liabilities)	2,659	2,188	500
Total warranty liability	$16,757	$10,487	$6,924

Note 11. Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting purposes and, as such, we recorded a financing obligation of $45.2 million as of December 31, 2023, $1.5 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. As of December 31, 2023, we had a security deposit of $5.9 million related to this lease.

On April 5, 2023, we terminated the Senior Secured Credit Facilities Credit Agreement, as amended (the “Credit Agreement”), with Silicon Valley Bank that we entered into on July 31, 2020. The Credit Agreement provided for a revolving credit facility covering borrowings and letters of credit in an aggregate principal amount not to exceed $40.0 million. Our obligations under the Credit Agreement were secured by a security interest, senior to any current and future debts and to any security interest, in all of our rights, title, and interest in, to and under substantially all of our assets, subject to limited exceptions, including permitted liens. Upon termination, these liens and all other obligations under the credit agreement, were released. A letter of credit issued by Silicon Valley Bank, a division of First Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A.) as successor to Silicon Valley Bank in the amount of $5.9 million securing our lease on our corporate headquarters was terminated on December 28, 2023. The underlying cash collateral held at Silicon Valley Bank was released on December 28, 2023, in conjunction with the letter of credit termination. A replacement, cash collateralized letter of credit was issued on December 14, 2023 with UBS Bank USA and is classified as long-term restricted cash on our balance sheet at December 31, 2023.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2023, 2022 and 2021, we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $3.4 million, $2.7 million and $2.2 million, for 2023, 2022 and 2021, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $3.2 million and $3.5 million at December 31, 2023 and 2022, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2023	2022

	(in thousands)
Long-term:
Other long-term liabilities	3,160	3,516
Total liabilities	$3,160	$3,516

The expense recorded in connection with these plans was $1.7 million, $1.5 million and $1.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 13. Stock Award Plans and Stock-Based Compensation

(a)          Equity Incentive Plans

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan” or the “Plan”), which became effective on May 2, 2012.

The 2012 Equity Plan, as amended, reserves 9.5 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors, and consultants of the Company. The total number of shares reserved for issuance under the Plan is the sum of 7.76 million shares approved by the shareholders, and 1.78 million shares added in accordance with the terms of the Plan as a result of the expiration or forfeiture of awards granted under our prior equity plan. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) revert back to the Plan.

The term of stock options granted under the Plan is specified in the award agreements. Unless a lesser term is otherwise specified by the Compensation Committee of the Company’s Board of Directors, option awards under the 2012 Equity Plan will expire seven years from the date of grant. Under the terms of the Plan, the exercise price of a stock option may not be less than the fair market value of a share of the Company’s common stock on the date of grant. Under the 2012 Equity Plan, fair market value is defined as the last reported sale price of a share of the Company’s common stock on a national securities exchange as of any applicable date, as long as the Company’s shares are traded on such exchange.

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

Restricted stock units granted to employees during 2023 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non-employee members of the Company’s Board of Directors in 2023 vest over a service period of one year. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued common shares. No restricted stock was granted during the three year period ended December 31, 2023.

As of December 31, 2023, there were 0.8 million shares available for grant under the 2012 Equity Plan.

As of December 31, 2023, there were three thousand options outstanding and 0.5 million unvested restricted stock units outstanding under the 2012 Stock Plan.

(b)          Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) provides our employees an opportunity to purchase common stock of the Company at less than market prices. Purchases are made through payroll deductions of up to 10% of the employee’s salary as elected by the participant, subject to certain caps set forth in the 2020 ESPP. Employees may purchase the Company’s common stock at 85% of its market price on the day the stock is purchased.

The 2020 ESPP is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months.

Compensation expense relating to the 2020 ESPP was approximately $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there were approximately 0.9 million shares reserved for issuance and available for purchase under the 2020 ESPP, with 9,965 shares purchased on that date to be issued pending settlement. Less than 0.1 million shares were purchased under the 2020 ESPP for each of the years ended December 31, 2023, 2022 and 2021.

(c)          Valuation of Stock Options and Restricted Stock Units

For the purpose of valuing stock options with service conditions, we use the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

2021
Weighted-average expected volatility	53.07%
Weighted-average expected term	4.71 years
Risk-free interest rate	1.22%
Expected dividend yield	0.00%

There were no stock option awards granted in 2023 and 2022.

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant.

(d)          Summary of Stock-based Compensation Expense

We use the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock-based awards, including executive officer awards, for the years ended December 31, 2023, 2022 and 2021.

For the years ended December 31, 2023, 2022 and 2021, we recognized stock-based compensation expense of $18.3 million, $13.4 million and $12.1 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2023, 2022 and 2021, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported in the consolidated statements of cash flows as part of cash flows from operating activities. Axcelis had tax deductions in excess of recognized compensation cost of $10.2 million for the year ended December 31, 2023 which resulted in a tax benefit of $2.2 million.

(e)          Stock Option Awards

The following table summarizes the stock option activity for the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in thousands)
Outstanding at December 31, 2022	5	$43.33
Granted	—	—
Exercised	(2)	13.75
Canceled	—	—
Expired	—	—
Outstanding at December 31, 2023	3	$61.81	4.9	$204
Exercisable at December 31, 2023	2	$61.81	4.9	$102
Options Vested at December 31, 2023	2	$61.81	4.9	$102

The total intrinsic value, which is defined as the difference between the market price at exercise and the price paid by the employee to exercise the options, for options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $5.4 million and $12.8 million, respectively.

For both the years ended December 31, 2023 and 2022, 750 stock options vested, respectively. No stock options vested for the year ended December 31, 2021. As of December 31, 2023, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options granted under the 2012 Equity Incentive Plan.

(f)          Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2023 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2023, 2022 and 2021. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non-vested restricted stock units for the year ended December 31, 2023 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2022	725	$39.23
Granted	220	125.11
Vested	(397)	131.71
Forfeited	(10)	51.94
Outstanding at December 31, 2023	538	$77.22

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2023, 2022 and 2021 was $125.11, $55.47 and $38.54, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2023, there was $31.7 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. At December 31, 2023 and 2022, there were 32.7 million and 32.8 million outstanding shares of common stock, respectively.

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

The following table sets forth Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$118,278	$—	$—	$118,278
Short-term investments (U.S. Government Securities and Agency Investments)	339,240	—	—	339,240
Total	$457,518	$—	$—	$457,518

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$111,771	$25,000	$—	$136,771
Short-term investments (U.S. Government Securities and Agency Investments)	245,247	—	—	245,247
Total	$357,018	$25,000	$—	$382,018

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

(a)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $304.1 million at December 31, 2023, approximately $293.8 million are expected to occur in 2024.

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

Revenue by product lines is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Ion implantation systems and services	$1,111,278	$898,132	$645,504
Other systems and services	19,326	21,866	16,924
Total revenue	$1,130,604	$919,998	$662,428

Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets

	(in thousands)
2023
United States	$749,288	$86,482
Europe	45,583	382
Asia Pacific	335,733	4,040
	$1,130,604	$90,904
2022
United States	$634,081	$66,227
Europe	38,963	212
Asia Pacific	246,954	3,464
	$919,998	$69,903
2021
United States	$519,408	$63,590
Europe	36,622	191
Asia Pacific	106,398	3,194
	$662,428	$66,975

Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Asia Pacific consist of manufacturing, sales and service organizations. Operations in Europe consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $950.4 million (84.1% of total revenue), $776.3 million (84.4% of total revenue) and $613.5 million (92.6% of total revenue) in 2023, 2022 and 2021, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
United States	$270,842	$198,028	$116,380
Foreign	7,757	6,857	4,048
Income before income taxes	$278,599	$204,885	$120,428

Provision for income taxes is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Current:
United States
Federal	$46,871	$8,430	$—
State	1,985	1,716	82
Foreign	3,498	3,124	1,439
Total current	52,354	13,270	1,521
Deferred:
Federal	(18,526)	9,097	20,521
State	(440)	(102)	406
Foreign	(1,052)	(459)	(670)
Total deferred	(20,018)	8,536	20,257
Income tax provision	$32,336	$21,806	$21,778

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate of 11.6% is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Income taxes at the United States statutory rate	$58,506	$43,026	$25,290
State income taxes	1,033	1,075	387
Effect of change in valuation allowance	1,978	680	(1,443)
Foreign income tax rate differentials	329	289	152
Stock-based compensation	(6,718)	(3,818)	(3,658)
Internal revenue code section 162(m) limitation	4,488	2,692	1,481
Credit expirations	784	1,181	2,342
Rate change	44	94	159
Credit generation	(6,900)	(4,764)	(3,096)
Discrete items, net	2,161	206	72
GILTI inclusion	45	69	301
Foreign-derived intangible income	(24,052)	(20,526)	—
Other, net	638	1,602	(209)
Income tax provision	$32,336	$21,806	$21,778

Significant components of long-term deferred income taxes are as follows:

	Year ended December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$96	$291
Foreign net operating loss carryforwards	182	276
Federal tax credit carryforwards	1,999	—
State tax credit carryforwards	9,560	8,683
Property, plant and equipment	6,979	8,755
Operating lease liability	5,564	1,564
Accrued compensation	242	276
Inventories	804	1,613
Stock compensation	1,790	1,620
Warranty	3,108	1,993
Deferred revenue	6,389	4,501
Capitalized research and development costs	38,036	18,067
Gross deferred tax assets	74,749	47,639
Valuation allowance	(10,963)	(8,370)
Net deferred tax assets	63,786	39,269
Deferred tax liabilities:
Intangible assets	—	(176)
Right-of-use asset	(9,155)	(5,400)
Other	(1,203)	(1,992)
Gross deferred tax liabilities	(10,358)	(7,568)
Deferred taxes, net	$53,428	$31,701

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

At December 31, 2023, we had $53.4 million of net deferred tax assets worldwide relating to capitalized R&D costs and other temporary differences, which are available to reduce income taxes in future years. The increase in our deferred tax assets from the prior year was primarily due to a $20.0 million increase relating to capitalized R&D costs. At December 31, 2023, we maintained a $11.0 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents an increase of $2.6 million from the prior year.

At December 31, 2023, we had state net operating loss carryforwards of $0.1 million. State net operating losses will expire between 2024 and 2034. At December 31, 2023, we have foreign net operating loss carryforwards of $0.2 million. The majority of our foreign net operating losses have an unlimited carryforward period.

At December 31, 2023, we had research and development and other tax credit carryforwards of $15.2 million. These carry forwards are subject to an uncertain tax position reserve of $3.0 million. These credits can be used to reduce future federal and state income tax liabilities and expire principally between 2024 and 2035.

A provision of the Tax Cuts and Jobs Act (“TCJA”) took effect in 2022, creating a significant change to our treatment of research and experimental expenditures. Historically, businesses had the option of deducting R&D expenses in the year incurred or capitalizing and amortizing the costs over five years. The TCJA provision eliminates this option and requires R&D expenses associated with research conducted in the U.S. to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, R&D expenses are capitalized and amortized over a 15-year period. The Company has included the tax impact of capitalizing and amortizing these costs over the required periods in their tax provision for the year ended December 31, 2023.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2023 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2023, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $11.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

At December 31, 2023, we had unrecognized tax benefits related to uncertain tax positions of $11.9 million, $8.3 million of which is recorded as a long-term liability, and the remainder of which reduced the Company’s state deferred tax assets and the offsetting valuation allowance. We recognized $0.5 million in interest and penalty expenses for the year ended December 31, 2023 relating to these uncertain tax positions. These unrecognized tax benefits, if recognized, would reduce the effective tax rate and also reverse associated accrued interest and penalty expenses.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$10,443	$9,961	$10,044
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(271)	(122)	(546)
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	(708)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—	—	(472)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,754	1,312	935
Balance at end of year	$11,926	$10,443	$9,961

Recorded as other long-term liability	$8,344	$7,190	$—
Recorded as a decrease in deferred tax assets	3,582	3,253	9,961
Balance at end of year	$11,926	$10,443	$9,961

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2023
Allowance for doubtful accounts and returns	$—	$1,117	$657	$460
Deferred tax valuation allowance	8,370	3,196	603	10,963
Year ended December 31, 2022
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	7,689	1,529	848	8,370
Year ended December 31, 2021
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	9,133	780	2,224	7,689

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 11, 2022. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 11, 2022.

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

10.8*	Named Executive Officer Base Compensation at February 15, 2024. Filed herewith.

10.9*	Non-Employee Director Cash Compensation at February 15, 2024. Filed herewith.

10.10*	Employment Agreement between the Company and Russell J. Low dated May 11, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Commission on May 12, 2023.

10.11*

2023 Amended and Restated Employment Agreement between the Company and Mary G. Puma dated February 24, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Commission on April 18, 2023.

Exhibit No.	Description
10.12*

Form of Executive Separation Pay Agreement between the Company and each of its executive officers, including Lynnette C. Fallon, Greg Redinbo, Douglas Lawson, Gerald M. Blumenstock, Christopher Tatnall and James G. Coogan, having dates from May 15, 2019 to September 29, 2023. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

10.13

Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

10.14*	Executive Compensation Clawback Policy, as adopted by the Board of Directors on August 10, 2023. Filed herewith.

14.1	Ethical Business Conduct at Axcelis, revised through January 2003. Incorporated by reference to Exhibit 14.1 of the Company’s report on Form 10-K filed with the Commission on March 28, 2003.

19.1	2023 Insider Trading Policy, as adopted by the Board of Directors on August 10, 2023. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 23, 2024. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 23, 2024. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 23, 2024. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 23, 2024. Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Russell Low
Russell Low,
President and Chief Executive Officer
Dated: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell J. Low	Director and Principal Executive Officer	February 23, 2024
Russell J. Low

/s/ James G. Coogan	Principal Accounting and Financial Officer	February 23, 2024
James G. Coogan

/s/ Mary G. Puma	Director	February 23, 2024
Mary G. Puma

	Director	February 23, 2024

Tzu-Yin Chiu

/s/ Joseph P. Keithley	Director	February 23, 2024
Joseph P. Keithley

/s/ John T. Kurtzweil	Director	February 23, 2024
John T. Kurtzweil

/s/ Jeanne Quirk	Director	February 23, 2024
Jeanne Quirk

/s/ Thomas St. Dennis	Director	February 23, 2024
Thomas St. Dennis

/s/ Jorge Titinger	Director	February 23, 2024
Jorge Titinger

/s/ Dipti Vachani	Director	February 23, 2024

Dipti Vachani