Form 10-K/A
period 2023-12-31
AXCELIS TECHNOLOGIES INC
filed 2024-02-28
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (the “Amendment”) amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024 (the “Form 10-K”). This Amendment is being filed to correct a reference error in Item 8, and to correct erroneous date references in the opinions of our Independent Registered Public Accounting Firm (i) on Internal Control Over Financial Reporting appearing in Item 9A on page 34 of the Form 10-K and (ii) on the audit of our financial statements for the year ending December 31, 2023, appearing on pages 38 – 39 of the Form 10-K, following Item 16, in response to Item 8 disclosure requirements.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer as exhibits 31.1, 31.2, 32.1 and 32.2, and a new consent by Ernst & Young LLP, Independent Registered Public Accounting Firm as Exhibit 23.1. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K. This Amendment consists solely of the cover page, this explanatory note, a replacement of Item 8 in the original Form 10-K, a replacement of Item 9A in the original Form 10-K, a replacement of Item 15 and related material in the original Form 10-K (in response to Item 8) and the signature page, the officer certifications, and the consent required to be filed as exhibits hereto.

Item 8. Financial Statements and Supplementary Data.

Response to this Item is submitted as a separate section of this report immediately following Item 16.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$10,443	$9,961	$10,044
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(271)	(122)	(546)
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	(708)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitation	—	—	(472)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,754	1,312	935
Balance at end of year	$11,926	$10,443	$9,961

Recorded as other long-term liability	$8,344	$7,190	$—
Recorded as a decrease in deferred tax assets	3,582	3,253	9,961
Balance at end of year	$11,926	$10,443	$9,961

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2023
Allowance for doubtful accounts and returns	$—	$1,117	$657	$460
Deferred tax valuation allowance	8,370	3,196	603	10,963
Year ended December 31, 2022
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	7,689	1,529	848	8,370
Year ended December 31, 2021
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	9,133	780	2,224	7,689

Exhibit Index

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 28, 2024. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 28, 2024. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 28, 2024. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 28, 2024. Filed herewith.

101

The following materials from the Company’s Form 10-K for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELIS TECHNOLOGIES, INC.

	By:	/s/ Russell J. Low
Russell J. Low,
President and Chief Executive Officer
Dated: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell J. Low	Director and Principal Executive Officer	February 28, 2024
Russell J. Low

/s/ James G. Coogan	Principal Accounting and Financial Officer	February 28, 2024
James G. Coogan