Form 10-Q
period 2024-03-31
AXCELIS TECHNOLOGIES INC
filed 2024-05-02
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 32,532,498 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue:
Product	$243,418	$246,007
Services	8,954	8,013
Total revenue	252,372	254,020
Cost of revenue:
Product	127,912	142,771
Services	8,409	7,230
Total cost of revenue	136,321	150,001
Gross profit	116,051	104,019
Operating expenses:
Research and development	25,662	23,773
Sales and marketing	17,445	14,144
General and administrative	16,405	14,745
Total operating expenses	59,512	52,662
Income from operations	56,539	51,357
Other income (expense):
Interest income	5,516	3,936
Interest expense	(1,346)	(1,353)
Other, net	(1,710)	(1,038)
Total other income	2,460	1,545
Income before income taxes	58,999	52,902
Income tax provision	7,404	5,205
Net income	$51,595	$47,697
Net income per share:
Basic	$1.58	$1.46
Diluted	$1.57	$1.43
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,638	32,744
Diluted weighted average shares of common stock	32,926	33,293

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net income	$51,595	$47,697
Other comprehensive (loss) / income:
Foreign currency translation adjustments	(1,731)	50
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	5	—
Total other comprehensive (loss) / income	(1,726)	50
Comprehensive income	$49,869	$47,747

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$133,963	$167,297
Short-term investments	396,228	338,851
Accounts receivable, net	208,544	217,964
Inventories, net	312,170	306,482
Prepaid expenses and other current assets	54,544	49,397
Total current assets	1,105,449	1,079,991
Property, plant and equipment, net	53,032	53,971
Operating lease assets	29,557	30,716
Finance lease assets, net	16,310	16,632
Long-term restricted cash	6,652	6,654
Deferred income taxes	54,525	53,428
Other assets	41,094	40,575
Total assets	$1,306,619	$1,281,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,853	$54,400
Accrued compensation	16,413	31,445
Warranty	14,355	14,098
Income taxes	26,850	6,164
Deferred revenue	164,700	164,677
Current portion of finance lease obligation	1,503	1,511
Other current liabilities	12,894	12,834
Total current liabilities	276,568	285,129
Long-term finance lease obligation	43,328	43,674
Long-term deferred revenue	43,718	46,208
Other long-term liabilities	41,262	42,074
Total liabilities	404,876	417,085
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,605 shares issued and outstanding at March 31, 2024; 32,685 shares issued and outstanding at December 31, 2023	33	33
Additional paid-in capital	546,979	547,189
Retained earnings	358,303	319,506
Accumulated other comprehensive loss	(3,572)	(1,846)
Total stockholders’ equity	901,743	864,882
Total liabilities and stockholders’ equity	$1,306,619	$1,281,967

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256
Net income	—	—	—	47,697	—	47,697
Foreign currency translation adjustments	—	—	—	—	50	50
Exercise of stock options	2	—	25	—		25
Issuance of common stock on restricted stock units, net of shares withheld	56	—	(3,907)	—	—	(3,907)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Repurchase of common stock	(107)	—	(1,924)	(10,575)	—	(12,499)
Balance at March 31, 2023	32,726	$33	$547,692	$156,014	$(1,918)	$701,821

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2023	32,685	$33	$547,189	$319,506	$(1,846)	$864,882
Net income	—	—	—	51,595	—	51,595
Foreign currency translation adjustments	—	—	—	—	(1,731)	(1,731)
Change in pension obligation	—	—	—	—	5	5
Issuance of common stock on restricted stock units, net of shares withheld	42	—	(2,699)	—	—	(2,699)
Stock-based compensation expense	—	—	4,690	—	—	4,690
Repurchase of common stock	(122)	—	(2,201)	(12,798)	—	(14,999)
Balance at March 31, 2024	32,605	$33	$546,979	$358,303	$(3,572)	$901,743

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$51,595	$47,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,775	3,100
Deferred income taxes	(1,097)	(3,621)
Stock-based compensation expense	4,690	3,199
Provision for doubtful accounts	(459)	—
Provision for excess and obsolete inventory	1,445	1,069
Accretion of discounts and premiums on marketable securities	(3,306)	(2,840)
Currency loss on foreign denominated transactions	6,560	1,343
Changes in operating assets and liabilities:
Accounts receivable	7,042	(20,762)
Inventories	(11,427)	(21,105)
Prepaid expenses and other current assets	(5,489)	(4,794)
Accounts payable and other current liabilities	(29,118)	(22,976)
Deferred revenue	(1,963)	47,160
Income taxes	21,374	8,891
Other assets and liabilities	(1,399)	(1,802)
Net cash provided by operating activities	42,223	34,559

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(1,620)	(2,240)
Purchase of short-term investments	(145,121)	(61,809)
Maturities of short-term investments	91,050	31,000
Net cash used in investing activities	(55,691)	(33,049)

Cash flows from financing activities
Net settlement on restricted stock grants	(2,699)	(3,907)
Repurchase of common stock	(14,999)	(12,499)
Principal payments on finance lease obligation	(357)	(289)
Proceeds from exercise of stock options	—	25
Net cash used in financing activities	(18,055)	(16,670)

Effect of exchange rate changes on cash and cash equivalents	(1,813)	(55)
Net decrease in cash, cash equivalents and restricted cash	(33,336)	(15,215)

Cash, cash equivalents and restricted cash at beginning of period	173,951	186,347
Cash, cash equivalents and restricted cash at end of period	$140,615	$171,132

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

The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of March 31, 2024, there have been no material changes in the Company’s significant accounting policies, other than with respect to the Company’s accounting policy for derivative financial instruments, which it had not held in prior periods, as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024, as amended by Amendment No. 1 thereto, filed with the SEC on February 28, 2024 (as so amended, the “2023 Form 10-K”).

Note 2. Significant Accounting Policies

Derivative instruments

We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. We have entered into forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. As of March 31, 2024, we had open contracts with a notional value of $100 million. We measure these instruments at fair value and recognize assets or liabilities associated with the intrinsic value on these open contracts on the Consolidated Balance Sheets at the end of each reporting period. At March 31, 2024, the recognized unrealized gain on these forward exchange contracts was approximately $18 thousand and is included in other current assets within our Consolidated Balance Sheets. Unrealized gains and losses are shown in our cash flows from operating activities within our Consolidated Statement of Cash Flows. We have not designated these forward exchange contracts as hedging instruments and we record changes in the fair values at each measurement date in Other, net on the Consolidated Statements of Operations. For the three months ended March 31, 2024, we recorded $1.5 million of gain on forward currency exchange contracts.

We do not offset fair value amounts of derivative instruments. We do not use derivative instruments for speculative purposes.

Note 3.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors and consultants of the Company.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our 2023 Form 10-K.

We recognized stock-based compensation expense of $4.7 million and $3.2 million for the three-month periods ended March 31, 2024 and 2023, respectively. These amounts include compensation expense related to RSUs and non-qualified stock options.

In the three-month period ended March 31, 2024, we issued 41,941 shares of common stock upon vesting of RSUs. In the three-month period ended March 31, 2023, we issued 57,604 shares of common stock upon vesting of RSUs and stock option exercises. In the three-month period ended March 31, 2024, we received no proceeds in connection with the exercise of stock options. In the three-month period ended March 31, 2023, we received proceeds of $25.0 thousand in connection with the exercise of stock options.

Note 4.  Leases

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

We recognize operating lease obligations under Accounting Standards Codification Topic 842, Leases (“Topic 842”). The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term by one to three years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		March 31,	December 31,
Leases	Classification	2024	2023

Assets		(in thousands)
Operating leases	Operating lease assets	$29,557	$30,716
Finance lease	Finance lease assets*	16,310	16,632
Total leased assets		$45,867	$47,348
Liabilities
Current
Operating	Other current liabilities	$4,645	$4,978
Finance	Current portion of finance lease obligation	1,503	1,511
Non-current
Operating	Other long-term liabilities	24,963	25,724
Finance	Finance lease obligation	43,328	43,674
Total lease liabilities		$74,439	$75,887

*Finance lease assets are recorded net of accumulated depreciation of $46.7 million and include $0.6 million of prepaid financing costs as of March 31, 2024. Finance lease assets are recorded net of accumulated depreciation of $46.4 million and include $0.6 million of prepaid financing costs as of December 31, 2023.

All of our operating lease office locations support selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea brings production capability closer to our Asia-based customers. Our state-of-the-art 101,800 square foot logistics and flex manufacturing center was built to our specifications in Beverly, Massachusetts. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023 as follows:

		Three months ended
		March 31,
Lease cost	Classification	2024	2023

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,828	$1,466
Research and development	Operating expenses	123	106
Sales and marketing*	Operating expenses	451	396
General and administrative*	Operating expenses	194	276
Total operating lease cost		$2,596	$2,244
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$319	$319
Interest on lease liabilities	Interest expense	1,197	1,231
Total finance lease cost		$1,516	$1,550

Total lease cost		$4,112	$3,794

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of March 31, 2024:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2024	$4,698	$4,979	$9,677
2025	5,930	3,484	9,414
2026	6,008	2,443	8,451
2027	6,128	1,915	8,043
2028	6,251	22,730	28,981
Thereafter	55,336	42,139	97,475
Total lease payments	$84,351	$77,690	$162,041
Less interest portion*	(39,520)	(48,082)	(87,602)
Finance lease and operating lease obligations	$44,831	$29,608	$74,439

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

March 31,
Lease term and discount rate	2024
Weighted-average remaining lease term (years):
Operating leases	11.5
Finance leases	12.8
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023

	(in thousands)
Operating cash outflows from operating leases	$2,596	$2,244
Operating cash outflows from finance leases	1,197	1,231
Financing cash outflows from finance leases	357	289
Operating lease assets obtained in exchange for operating lease liabilities	632	757
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 5. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Systems	$195,432	$195,198
Aftermarket	56,940	58,822
Total Revenue	$252,372	$254,020

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
North America	$45,503	$45,166
Asia Pacific	188,217	191,103
Europe	18,652	17,751
Total Revenue	$252,372	$254,020

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Contract liabilities	$208,418	$210,885

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Balance, beginning of the period	$210,885	$154,777
Deferral of revenue	42,974	88,048
Recognition of deferred revenue	(45,441)	(41,100)
Balance, end of the period	$208,418	$201,725

The majority of our system transactions have either (1) payment terms of 90% due upon shipment of the system and 10% due upon acceptance or (2) a pre-shipment deposit ranging from 20% to 60%, with the remainder due upon shipment, less 10% due at acceptance. Aftermarket transaction payment terms typically provide that payment is due either within 30 or 60 days after the service is provided or parts delivered.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We recorded $0.5 million of recovery of bad debt expense for the three-month period ended March 31, 2024. We did not have any allowance or incur any credit losses or recoveries for the three-month period ended March 31, 2023. As of both March 31, 2024 and 2023, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended
	March 31,
	2024	2023

Net income available to common stockholders	$51,595	$47,697
Weighted average shares of common stock outstanding used in computing basic income per share	32,638	32,744
Incremental options and RSUs	288	549
Weighted average shares of common stock used in computing diluted net income per share	32,926	33,293
Net income per share
Basic	$1.58	$1.46
Diluted	$1.57	$1.43

Diluted weighted average shares of common stock outstanding does not include 19,548 and 1,120 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended March 31, 2024 and 2023, respectively, as their effect would have been anti-dilutive.

Note 8.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2024:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2023	$(1,956)	$110	$(1,846)
Other comprehensive loss and pension reclassification	(1,731)	5	(1,726)
Balance at March 31, 2024	$(3,687)	$115	$(3,572)

Note 9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$133,963	$167,297
Long-term restricted cash	6,652	6,654
Total cash, cash equivalents and restricted cash	$140,615	$173,951

As of March 31, 2024, we had $6.7 million in restricted cash representing the total of (i) a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, (ii) a $0.7 million letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity. See Note 13 for further discussion on the $5.9 million cash collateral.

Note 10.  Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Raw materials	$236,480	$231,200
Work in process	47,455	45,373
Finished goods (completed systems)	28,235	29,909
Inventories, net	$312,170	$306,482

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

Note 11.  Product Warranty

We generally offer a one-year warranty for all of our systems, the terms and conditions of which vary depending upon the product sold. For all systems sold, we accrue a liability for the estimated cost of standard warranty at the time of system shipment and, if applicable, defer the portion of systems revenue attributable to non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that affect our warranty liability include the number of installed units, historical and anticipated product failure rates, material usage and service labor costs. We periodically assess the adequacy of our recorded liability and adjust the amount as necessary.

The changes in our standard product warranty liability are as follows:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Balance at January 1 (beginning of year)	$16,757	$10,487
Warranties issued during the period	2,809	2,629
Settlements made during the period	(3,022)	(2,587)
Changes in estimate of liability for pre-existing warranties during the period	88	865
Balance at March 31 (end of period)	$16,632	$11,394

Amount classified as current	$14,355	$9,599
Amount classified as long-term (within other long-term liabilities)	2,277	1,795
Total warranty liability	$16,632	$11,394

Note 12.  Fair Value Measurements

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

The following table sets forth our assets by level within the fair value hierarchy:

	March 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$74,229	$—	$—	$74,229
Short-term investments (U.S. Government Securities and Agency Investments)	396,154	—	—	396,154
Mark-to-market adjustment on forward exchange contracts	—	18	—	18
Total	$470,383	$18	$—	$470,401

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$118,278	$—	$—	$118,278
Short-term investments (U.S. Government Securities and Agency Investments)	339,240	—	—	339,240
Total	$457,518	$—	$—	$457,518

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

Beginning in February 2024, we entered into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net within our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end and any mark-to-market valuation adjustments related to these open contracts are recorded within the current asset or current liability account and any unrealized gain or loss recognized is recorded within Other, net within our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 31, 2024, the recognized unrealized gain on these forward exchange contracts was approximately $18 thousand and is included in other current assets within our Consolidated Balance Sheets. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 31, 2024, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 13.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $44.8 million as of March 31, 2024. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term.

As of March 31, 2024, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet at March 31, 2024.

Note 14.  Income Taxes

Income tax expense was $7.4 million for the three months ended March 31, 2024, compared to $5.2 million for the three months ended March 31, 2023. The $2.2 million increase was primarily due to an increase in pre-tax income and a decrease in stock compensation deduction partially offset by the tax deduction related to foreign sales taxed at a lower rate.

The effective tax rate for the three months ended March 31, 2024 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $54.5 million and $53.4 million as of March 31, 2024 and December 31, 2023, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of March 31, 2024, we have recorded a $10.8 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 15.  Concentration of Risk

For the three months ended March 31, 2024, no individual customer accounted for greater than ten percent of total revenue. For the three months ended March 31, 2023, two customers accounted for 15.2% and 12.9% of total revenue, respectively.

At March 31, 2024, no individual customer accounted for greater than ten percent of accounts receivable. At December 31, 2023, one customer accounted for 12.2% of accounts receivable.

Note 16. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available on full utilization of the $100 million repurchase funding approved in February 2022. During the three months ended March 31, 2024, we repurchased 0.1 million shares at an average cost of $122.99 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Note 18.  Recent Accounting Guidance

In November 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the consolidated financial statements. We are currently evaluating the impact of ASU 2023- on our future consolidated financial statements and related disclosures.

In December 2023 the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our future consolidated financial statements and related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our 2023 Form 10-K, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 54.8% of total revenue for the three months ended March 31, 2024.

The first three months of 2024 exhibited continued strong demand for our capital equipment. The overall mature process segment represented 99% of our shipped systems revenue, with 1% of shipments to dynamic random-access memory (“DRAM”). Power device shipments comprised 55% of total systems revenue with the general mature segment representing 41%, and image sensors at 3%. Looking ahead, we expect that the general mature process technology markets may improve in the second half of 2024, and DRAM and “Not AND” memory segments are forecast to have a strong year in 2025.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our 2023 Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended
	March 31,
	2024	2023
Revenue:
Product	96.5%	96.8%
Services	3.5	3.2
Total revenue	100.0	100.0
Cost of revenue:
Product	50.7	56.2
Services	3.3	2.8
Total cost of revenue	54.0	59.0
Gross profit	46.0	41.0
Operating expenses:
Research and development	10.2	9.4
Sales and marketing	6.9	5.6
General and administrative	6.5	5.8
Total operating expenses	23.6	20.8
Income from operations	22.4	20.2
Other income (expense):
Interest income	2.2	1.5
Interest expense	(0.5)	(0.5)
Other, net	(0.7)	(0.4)
Total other income	1.0	0.6
Income before income taxes	23.4	20.8
Income tax provision	2.9	2.0
Net income	20.5%	18.8%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period
	March 31,		Change
	2024	2023	$	%

Revenue:
Product	$243,418	$246,007	$(2,589)	(1.1)%
Percentage of revenue	96.5%	96.8%
Services	8,954	8,013	941	11.7%
Percentage of revenue	3.5%	3.2%
Total revenue	$252,372	$254,020	$(1,648)	(0.6)%

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $243.4 million, or 96.5% of revenue, during the three months ended March 31, 2024, compared with $246.0 million, or 96.8% of revenue, for the three months ended March 31, 2023. The $2.6 million decrease in product revenue for the three-month period ended March 31, 2024, in comparison to the same period in 2023, was primarily driven by a decrease in aftermarket sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at March 31, 2024 and December 31, 2023 was $208.4 million and $210.9 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $9.0 million, or 3.5% of revenue, for the three months ended March 31, 2024, compared with $8.0 million, or 3.2% of revenue, for the three months ended March 31, 2023. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

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

Aftermarket and Systems Revenue

Included in total revenue of $252.4 million during the three months ended March 31, 2024 is revenue from our Aftermarket business of $56.9 million, compared with $58.8 million of Aftermarket revenue for the three months ended March 31, 2023. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $195.5 million of revenue for the three months ended March 31, 2024 was from system sales, compared with $195.2 million of systems revenue for the three months ended March 31, 2023. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period
	March 31,		Change
	2024	2023	$	%

Gross Profit:
Product	$115,506	$103,236	$12,270	11.9%
Product gross margin	47.5%	42.0%

Services	545	783	(238)	(30.4)%
Services gross margin	6.1%	9.8%
Total gross profit	$116,051	$104,019	$12,032	11.6%
Gross margin	46.0%	41.0%

Product

Gross margin from product revenue was 47.5% for the three months ended March 31, 2024, compared to 42.0% for the three months ended March 31, 2023. The increase in gross margin primarily resulted from a favorable mix of system revenue.

Services

Gross margin from services revenue was 6.1% for the three months ended March 31, 2024, compared to 9.8% for the three months ended March 31, 2023. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period
	March 31,		Change
	2024	2023	$	%

Research and development	$25,662	$23,773	$1,889	7.9%
Percentage of revenue	10.2%	9.4%
Sales and marketing	17,445	14,144	3,301	23.3%
Percentage of revenue	6.9%	5.6%
General and administrative	16,405	14,745	1,660	11.3%
Percentage of revenue	6.5%	5.8%
Total operating expenses	$59,512	$52,662	$6,850	13.0%
Percentage of revenue	23.6%	20.8%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $36.4 million, or 61.2%, of our total operating expenses for the three months ended March 31, 2024, compared to $30.7 million, or 58.2%, of our total operating expenses for the three months ended March 31, 2023. The higher personnel costs for the three months ended March 31, 2024 are primarily due to increases in salary associated with an increase in headcount as well as bonus and stock compensation expenses.

Research and Development

	Three months ended		Period-to-Period
	March 31,		Change
	2024	2023	$ %

Research and development	$25,662	$23,773	$1,889	7.9%
Percentage of revenue	10.2%	9.4%

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

Research and development expense was $25.7 million during the three months ended March 31, 2024, an increase of $1.9 million, or 7.9%, compared with $23.8 million during the three months ended March 31, 2023. The increase is primarily due to higher personnel expenses associated with an increase in headcount.

Sales and Marketing

	Three months ended		Period-to-Period
	March 31,		Change
	2024	2023	$ %

Sales and marketing	$17,445	$14,144	$3,301	23.3%
Percentage of revenue	6.9%	5.6%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $17.4 million during the three months ended March 31, 2024, an increase of $3.3 million, or 23.3%, compared with $14.1 million during the three months ended March 31, 2023. The increase is primarily due to higher personnel expenses associated with an increase in headcount.

General and Administrative

	Three months ended		Period-to-Period
	March 31,		Change
	2024	2023	$ %

General and administrative	$16,405	$14,745	$1,660	11.3%
Percentage of revenue	6.5%	5.8%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $16.4 million during the three months ended March 31, 2024, an increase of $1.7 million, or 11.3%, compared with $14.7 million during the three months ended March 31, 2023. The increase is primarily due to higher personnel expenses associated with an increase in headcount.

Other Income (Expense)

	Three months ended		Period-to-period
	March 31,		change
	2024	2023	$ %

Other income (expense):	$2,460	$1,545	$915	59.2%
Percentage of revenue	1.0%	0.6%

Other income (expense) consists of interest earned and accretion on our invested cash balances, interest expense relating to the finance lease obligation we incurred in connection with the 2015 sale of our headquarters facility and other financing obligations as well as foreign exchange gains and losses attributable to both fluctuations of the U.S. dollar against local currencies of the countries in which we operate and forward currency exchange contracts.

Other income was $2.5 million for the three months ended March 31, 2024, compared with other income of $1.5 million for the three months ended March 31, 2023. The $0.9 million change in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $1.6 million and an increase in foreign exchange losses of $2.2 million partially offset by foreign exchange gains of $1.5 million from forward currency exchange contracts.

Income Tax Provision

	Three months ended		Period-to-period
	March 31,		change
	2024	2023	$ %

Income tax provision	$7,404	$5,205	$2,199	42.2%
Percentage of revenue	2.9%	2.0%

Income tax expense was $7.4 million for the three months ended March 31, 2024, compared to $5.2 million for the three months ended March 31, 2023. The $2.2 million increase was primarily due to an increase in pre-tax income and a decrease in stock compensation deduction partially offset by the tax deduction related to foreign sales taxed at a lower rate.

The effective tax rate for the three months ended March 31, 2024 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $54.5 million and $53.4 million as of March 31, 2024 and December 31, 2023, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of March 31, 2024, we have recorded a $10.8 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

At March 31, 2024, we had $134.0 million in unrestricted cash and cash equivalents and $396.2 million in short-term investments, in addition to $6.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the three months ended March 31, 2024 and 2023, we generated $42.2 million and $34.6 million, respectively, of cash related to operating activities.

Investing activities for the three months ended March 31, 2024 resulted in cash outflows of $55.7 million, $1.6 million of which was used for capital expenditures and $145.1 million of which was used to purchase short-term investments, offset by $91.1 million related to maturities of short-term investments. Investing activities for the three months ended March 31, 2023 resulted in cash outflows of $33.0 million, $2.2 million of which was used for capital expenditures and $61.8 million of which was used to purchase short-term investments, offset by $31.0 million related to maturities of short-term investments.

Financing activities for the three months ended March 31, 2024 resulted in a cash usage of $18.1 million. During the first three months of 2024, $15.0 million in cash was used to repurchase our common stock and $2.7 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, as well as $0.4 million relating to the reduction of the liability under the finance lease of our corporate headquarters. In comparison, financing activities for the three months ended March 31, 2023 resulted in cash usage of $16.7 million, $12.5 million of which related to the repurchase of our common stock and $3.9 million of which related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.3 million relating to the reduction of our financing lease liability.

As of March 31, 2024, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2024 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2023 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2024, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of March 31, 2024, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company’s common stock. This program was announced on March 1, 2022. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available upon the full utilization of the $100 million repurchase funding approved in February 2022. This additional funding was announced on September 12, 2023. The Company’s share repurchase program does not have an expiration date.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended March 31, 2024 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	60	$124.72	60	$182,523
February 1 through February 29	62	$121.31	62	175,007
March 1 through March 31	—		—	175,007
Total	122		122

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 2, 2024.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 2, 2024.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 2, 2024.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 2, 2024.

101*

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: May 2, 2024	By:	/s/ JAMES G. COOGAN

James G. Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer