Form 10-Q
period 2024-06-30
AXCELIS TECHNOLOGIES INC
filed 2024-08-01
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, there were 32,617,587 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product	$245,380	$265,673	$488,798	$511,680
Services	11,132	8,297	20,085	16,310
Total revenue	256,512	273,970	508,883	527,990
Cost of revenue:
Product	134,759	146,741	262,670	289,512
Services	9,344	7,526	17,753	14,756
Total cost of revenue	144,103	154,267	280,423	304,268
Gross profit	112,409	119,703	228,460	223,722
Operating expenses:
Research and development	25,786	24,130	51,448	47,903
Sales and marketing	17,230	15,537	34,675	29,681
General and administrative	16,583	16,328	32,988	31,073
Total operating expenses	59,599	55,995	119,111	108,657
Income from operations	52,810	63,708	109,349	115,065
Other income (expense):
Interest income	6,051	4,307	11,566	8,243
Interest expense	(1,339)	(1,349)	(2,684)	(2,702)
Other, net	(257)	(2,050)	(1,968)	(3,088)
Total other income	4,455	908	6,914	2,453
Income before income taxes	57,265	64,616	116,263	117,518
Income tax provision	6,399	3,037	13,803	8,242
Net income	$50,866	$61,579	$102,460	$109,276
Net income per share:
Basic	$1.56	$1.88	$3.14	$3.34
Diluted	$1.55	$1.86	$3.12	$3.29
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,598	32,775	32,618	32,759
Diluted weighted average shares of common stock	32,771	33,189	32,848	33,237

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$50,866	$61,579	$102,460	$109,276
Other comprehensive loss:
Foreign currency translation adjustments	(913)	(1,011)	(2,644)	(961)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	5	—	10	—
Total other comprehensive loss	(908)	(1,011)	(2,634)	(961)
Comprehensive income	$49,958	$60,568	$99,826	$108,315

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$145,166	$167,297
Short-term investments	403,143	338,851
Accounts receivable, net	188,080	217,964
Inventories, net	283,090	306,482
Prepaid income taxes	4,107	-
Prepaid expenses and other current assets	54,741	49,397
Total current assets	1,078,327	1,079,991
Property, plant and equipment, net	52,417	53,971
Operating lease assets	28,918	30,716
Finance lease assets, net	15,989	16,632
Long-term restricted cash	6,651	6,654
Deferred income taxes	55,441	53,428
Other assets	50,662	40,575
Total assets	$1,288,405	$1,281,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,782	$54,400
Accrued compensation	16,069	31,445
Warranty	14,502	14,098
Income taxes	-	6,164
Deferred revenue	148,390	164,677
Current portion of finance lease obligation	1,452	1,511
Other current liabilities	17,984	12,834
Total current liabilities	244,179	285,129
Long-term finance lease obligation	43,004	43,674
Long-term deferred revenue	25,621	46,208
Other long-term liabilities	40,653	42,074
Total liabilities	353,457	417,085
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,617 shares issued and outstanding at June 30, 2024; 32,685 shares issued and outstanding at December 31, 2023	33	33
Additional paid-in capital	542,677	547,189
Retained earnings	396,718	319,506
Accumulated other comprehensive loss	(4,480)	(1,846)
Total stockholders’ equity	934,948	864,882
Total liabilities and stockholders’ equity	$1,288,405	$1,281,967

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256
Net income	—	—	—	47,697	—	47,697
Foreign currency translation adjustments	—	—	—	—	50	50
Exercise of stock options	2	—	25	—	—	25
Issuance of common stock on restricted stock units, net of shares withheld	56	—	(3,907)	—	—	(3,907)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Repurchase of common stock	(107)	—	(1,924)	(10,575)	—	(12,499)
Balance at March 31, 2023	32,726	$33	$547,692	$156,014	$(1,918)	$701,821

Net income	—	—	—	61,579	—	61,579
Foreign currency translation adjustments	—	—	—	—	(1,011)	(1,011)
Issuance of stock under Employee Stock Purchase Plan	6	—	957	—	—	957
Issuance of common stock on restricted stock units, net of shares withheld	199	—	(11,558)	—	—	(11,558)
Stock-based compensation expense	—	—	4,749		—	4,749
Repurchase of common stock	(95)	—	(1,720)	(10,780)	—	(12,500)
Balance at June 30, 2023	32,836	$33	$540,120	$206,813	$(2,929)	$744,037

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2023	32,685	$33	$547,189	$319,506	$(1,846)	$864,882
Net income	—	—	—	51,595	—	51,595
Foreign currency translation adjustments	—	—	—	—	(1,731)	(1,731)
Change in pension obligation	—	—	—	—	5	5
Issuance of common stock on restricted stock units, net of shares withheld	42	—	(2,699)	—	—	(2,699)
Stock-based compensation expense	—	—	4,690	—	—	4,690
Repurchase of common stock	(122)	—	(2,201)	(12,798)	—	(14,999)
Balance at March 31, 2024	32,605	$33	$546,979	$358,303	$(3,572)	$901,743

Net income	—	—	—	50,866	—	50,866
Foreign currency translation adjustments	—	—	—	—	(913)	(913)
Change in pension obligation	—	—	—	—	5	5
Issuance of stock under Employee Stock Purchase Plan	10	—	1,242	—	—	1,242
Issuance of common stock on restricted stock units, net of shares withheld	143	—	(8,468)	—	—	(8,468)
Stock-based compensation expense	—	—	5,469		—	5,469
Repurchase of common stock	(141)	—	(2,545)	(12,451)	—	(14,996)
Balance at June 30, 2024	32,617	$33	$542,677	$396,718	$(4,480)	$934,948

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$102,460	$109,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,636	6,258
Deferred income taxes	(2,013)	(7,413)
Stock-based compensation expense	10,159	7,948
Provision for doubtful accounts	(459)	—
Provision for excess and obsolete inventory	2,846	2,494
Accretion of discounts and premiums on marketable securities	(6,623)	(5,753)
Currency loss on foreign denominated transactions	11,505	5,717
Changes in operating assets and liabilities:
Accounts receivable	25,009	8,173
Inventories	12,951	(63,294)
Prepaid expenses and other current assets	(5,849)	(5,095)
Accounts payable and other current liabilities	(18,541)	(18,266)
Deferred revenue	(35,957)	28,075
Income taxes	(8,391)	2,324
Other assets and liabilities	(12,443)	(3,170)
Net cash provided by operating activities	82,290	67,274

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(3,624)	(5,202)
Purchase of short-term investments	(249,015)	(188,943)
Maturities of short-term investments	191,345	120,907
Net cash used in investing activities	(61,294)	(73,238)

Cash flows from financing activities
Net settlement on restricted stock grants	(11,167)	(15,465)
Repurchase of common stock	(29,995)	(24,999)
Proceeds from Employee Stock Purchase Plan purchases	1,242	957
Principal payments on finance lease obligation	(736)	(598)
Proceeds from exercise of stock options	—	25
Net cash used in financing activities	(40,656)	(40,080)

Effect of exchange rate changes on cash and cash equivalents	(2,474)	(1,147)
Net decrease in cash, cash equivalents and restricted cash	(22,134)	(47,191)

Cash, cash equivalents and restricted cash at beginning of period	173,951	186,347
Cash, cash equivalents and restricted cash at end of period	$151,817	$139,156

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Nature of Business

Axcelis Technologies, Inc. (“Axcelis” or the “Company”) was incorporated in Delaware in 1995 and is a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades, used equipment, and maintenance services to the semiconductor industry.

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

The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of June 30, 2024, there have been no material changes in the Company’s significant accounting policies, other than with respect to the Company’s accounting policy for derivative financial instruments, which it had not held in prior periods, as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024, as amended by Amendment No. 1 thereto, filed with the SEC on February 28, 2024 (as so amended, the “2023 Form 10-K”).

Note 2. Significant Accounting Policies

Derivative instruments

We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. We have entered into forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. As of June 30, 2024, we had open contracts with a notional value of $111 million. We measure these instruments at fair value and recognize assets or liabilities associated with the intrinsic value on these open contracts on the Consolidated Balance Sheets at the end of each reporting period. At June 30, 2024, the recognized unrealized loss on these forward exchange contracts was approximately $323 thousand. Unrealized gains and losses are shown in our cash flows from operating activities within our Consolidated Statement of Cash Flows. We have not designated these forward exchange contracts as hedging instruments and we record changes in the fair values at each measurement date in Other, net on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, we recorded $2.3 million and $3.8 million of gain on forward currency exchange contracts, respectively.

We do not offset fair value amounts of derivative instruments. We do not use derivative instruments for speculative purposes.

Note 3.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors, and consultants of the Company.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our 2023 Form 10-K.

We recognized stock-based compensation expense of $5.5 million and $4.7 million for the three-month periods ended June 30, 2024 and 2023, respectively. We recognized stock-based compensation expense of $10.2 million and $7.9 million for the six-month periods ended June 30, 2024 and 2023, respectively. These amounts include compensation expense related to RSUs, non-qualified stock options, and stock to be issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended June 30, 2024 and 2023, respectively, we issued 0.2 million shares of common stock upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the three-month period ended June 30, 2024 and 2023, we received proceeds of $1.2 million and $1.0 million, respectively, from purchases under the 2020 ESPP.

In the six-month period ended June 30, 2024 and 2023, we issued 0.2 million and 0.3 million shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the six-month period ended June 30, 2024 and 2023, we received proceeds of $1.2 million and $1.0 million, respectively, in connection with purchases under the 2020 ESPP.

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

		June 30,	December 31,
Leases	Classification	2024	2023

Assets		(in thousands)
Operating leases	Operating lease assets	$28,918	$30,716
Finance lease	Finance lease assets*	15,989	16,632
Total leased assets		$44,907	$47,348
Liabilities
Current
Operating	Other current liabilities	$4,637	$4,978
Finance	Current portion of finance lease obligation	1,452	1,511
Non-current
Operating	Other long-term liabilities	24,329	25,724
Finance	Finance lease obligation	43,004	43,674
Total lease liabilities		$73,422	$75,887

*Finance lease assets are recorded net of accumulated depreciation of $46.9 million and include $0.6 million of prepaid financing costs as of June 30, 2024. Finance lease assets are recorded net of accumulated depreciation of $46.4 million and include $0.6 million of prepaid financing costs as of December 31, 2023.

All of our operating lease office locations support selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea brings production capability closer to our Asia-based customers. Our state-of-the-art 101,800 square foot logistics and flex manufacturing center was built to our specifications in Beverly, Massachusetts. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2024	2023	2024	2023

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,694	$1,821	$3,522	$3,287
Research and development	Operating expenses	203	137	326	243
Sales and marketing*	Operating expenses	451	417	902	813
General and administrative*	Operating expenses	337	239	532	515
Total operating lease cost		$2,685	$2,614	$5,282	$4,858
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$321	$318	$643	$637
Interest on lease liabilities	Interest expense	1,187	1,223	2,384	2,454
Total finance lease cost		$1,508	$1,541	$3,027	$3,091

Total lease cost		$4,193	$4,155	$8,309	$7,949

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively, and includes short-term lease and variable lease costs of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2024:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2024	$3,132	$3,740	$6,872
2025	5,930	6,113	12,043
2026	6,008	4,448	10,456
2027	6,128	2,863	8,991
2028	6,251	1,959	8,210
Thereafter	55,336	23,205	78,541
Total lease payments	$82,785	$42,328	$125,113
Less interest portion*	(38,329)	(13,362)	(51,691)
Finance lease and operating lease obligations	$44,456	$28,966	$73,422

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

June 30,
Lease term and discount rate	2024
Weighted-average remaining lease term (years):
Operating leases	11.5
Finance leases	12.6
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the six months ended June 30, 2024 and 2023, respectively:

	Six months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023

	(in thousands)
Operating cash outflows from operating leases	$5,282	$4,858
Operating cash outflows from finance leases	2,384	2,454
Financing cash outflows from finance leases	736	598
Operating lease assets obtained in exchange for operating lease liabilities	825	23,289
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 5. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Systems	$198,645	$215,174	$394,076	$410,372
Aftermarket	57,867	58,796	114,807	117,618
Total Revenue	$256,512	$273,970	$508,883	$527,990

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
North America	$34,373	$37,918	$79,876	$83,084
Asia Pacific	196,159	205,941	384,376	397,044
Europe	25,980	30,111	44,631	47,862
Total Revenue	$256,512	$273,970	$508,883	$527,990

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Contract liabilities	$174,011	$210,885

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Balance, beginning of the period	$208,418	$201,725	$210,885	$154,777
Deferral of revenue*	19,625	34,977	55,227	107,556
Recognition of deferred revenue	(54,032)	(54,162)	(92,101)	(79,793)
Balance, end of the period	$174,011	$182,540	$174,011	$182,540

* Amount is net of a reclassification of $4.7 million from deferred revenue to refund liability for the three and six months ended June 30, 2024.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not incur any credit losses or recoveries for the three month period ended June 30, 2024. We recorded $0.5 million of recovery of bad debt expense for the six-month period ended June 30, 2024. We did not have any allowance or incur any credit losses or recoveries for the six-month period ended June 30, 2023. As of both June 30, 2024 and 2023, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Net income available to common stockholders	$50,866	$61,579	$102,460	$109,276
Weighted average shares of common stock outstanding used in computing basic income per share	32,598	32,775	32,618	32,759
Incremental options and RSUs	173	414	230	478
Weighted average shares of common stock used in computing diluted net income per share	32,771	33,189	32,848	33,237
Net income per share
Basic	$1.56	$1.88	$3.14	$3.34
Diluted	$1.55	$1.86	$3.12	$3.29

Diluted weighted average shares of common stock outstanding does not include 22,983 and 770 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended June 30, 2024 and 2023, respectively, or 20,639 and 387 common equivalent shares issuable with respect to outstanding equity awards for the six-month periods ended June 30, 2024 and 2023, respectively, as their effect would have been anti-dilutive.

Note 8.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2024:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2023	$(1,956)	$110	$(1,846)
Other comprehensive loss and pension reclassification	(2,644)	10	(2,634)
Balance at June 30, 2024	$(4,600)	$120	$(4,480)

Note 9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$145,166	$167,297
Long-term restricted cash	6,651	6,654
Total cash, cash equivalents and restricted cash	$151,817	$173,951

As of June 30, 2024, we had $6.7 million in restricted cash representing the total of (i) a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, (ii) a $0.7 million letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity. See Note 13 for further discussion on the $5.9 million cash collateral.

Note 10.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Raw materials	$220,910	$231,200
Work in process	40,481	45,373
Finished goods (completed systems)	21,699	29,909
Inventories, net	$283,090	$306,482

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2024	2023

	(in thousands)
Balance at January 1 (beginning of year)	$16,757	$10,487
Warranties issued during the period	5,755	5,616
Settlements made during the period	(5,653)	(4,834)
Changes in estimate of liability for pre-existing warranties during the period	(444)	1,552
Balance at June 30 (end of period)	$16,415	$12,821

Amount classified as current	$14,502	$10,867
Amount classified as long-term (within other long-term liabilities)	1,913	1,954
Total warranty liability	$16,415	$12,821

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

The following table sets forth our assets by level within the fair value hierarchy:

	June 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$104,958	$—	$—	$104,958
Short-term investments (U.S. Government Securities and Agency Investments)	402,820	—	—	402,820
Mark-to-market adjustment on forward exchange contracts	—	(323)	—	(323)
Total	$507,778	$(323)	$—	$507,455

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$118,278	$—	$—	$118,278
Short-term investments (U.S. Government Securities and Agency Investments)	339,240	—	—	339,240
Total	$457,518	$—	$—	$457,518

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

Beginning in February 2024, we entered into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net within our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end and any mark-to-market valuation adjustments related to these open contracts are recorded within the current asset or current liability account and any unrealized gain or loss recognized is recorded within Other, net within our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2024, the recognized unrealized loss on these forward exchange contracts was approximately $323 thousand. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 30, 2024, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 13.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $44.5 million as of June 30, 2024. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term.

As of June 30, 2024, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet at June 30, 2024.

Note 14.  Income Taxes

Income tax expense was $6.4 million for the three months ended June 30, 2024, compared to $3.0 million for the three months ended June 30, 2023. The $3.4 million increase was primarily due to a decrease in stock compensation deduction. Income tax expense was $13.8 million for the six months ended June 30, 2024, compared to $8.2 million for the six months ended June 30, 2023. The increase was primarily due to a decrease in stock compensation deduction.

The effective tax rate for the three and six months ended June 30, 2024 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $55.4 million and $53.4 million as of June 30, 2024 and December 31, 2023, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of June 30, 2024, we have recorded a $11.3 million valuation allowance in the U.S. against certain tax credits due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 15.  Concentration of Risk

For the three months ended June 30, 2024, one customer accounted for 11.5% of total revenue. For the three months ended June 30, 2023, no individual customer accounted for greater than ten percent of total revenue.

For the six months ended June 30, 2024, no individual customer accounted for greater than ten percent of total revenue. For the six months ended June 30, 2023, two customers accounted for 11.6% and 11.1% of total revenue, respectively.

At June 30, 2024, one customer accounted for 11.3% of accounts receivable. At December 31, 2023, one customer accounted for 12.2% of accounts receivable.

Note 16. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available on full utilization of the $100 million repurchase funding approved in February 2022. During the six months ended June 30, 2024, we repurchased 0.3 million shares at an average cost of $114.07 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Note 18.  Recent Accounting Guidance

In November 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the consolidated financial statements. We are currently evaluating the impact of ASU 2023-07 on our future consolidated financial statements and related disclosures.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 47.4% of total revenue for the six months ended June 30, 2024.

The first six months of 2024 exhibited continued strong demand for our capital equipment. The overall mature process segment represented 98% of our shipped systems revenue, with 1% of shipments to advanced logic and 1% of shipments to dynamic random-access memory (“DRAM”). Power device shipments comprised 59% of total systems revenue with the general mature segment representing 36%, and image sensors at 4%. Looking ahead, we expect demand from silicon carbide customers within the power segment to remain healthy in the second half, while in general mature, we may see some moderation in revenue in the second half, dependent on the macroeconomic environment and its impact on our customers’ spending patterns. In addition, we expect DRAM customers to start adding capacity as we exit 2024 and into 2025, while “NAND” spending is expected to begin picking up in 2025.

.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product	95.7%	97.0%	96.1%	96.9%
Services	4.3	3.0	3.9	3.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	52.5	53.6	51.6	54.8
Services	3.6	2.7	3.5	2.8
Total cost of revenue	56.1	56.3	55.1	57.6
Gross profit	43.9	43.7	44.9	42.4
Operating expenses:
Research and development	10.1	8.8	10.1	9.1
Sales and marketing	6.7	5.7	6.8	5.6
General and administrative	6.5	6.0	6.5	5.9
Total operating expenses	23.3	20.5	23.4	20.6
Income from operations	20.6	23.2	21.5	21.8
Other income (expense):
Interest income	2.4	1.6	2.3	1.6
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other, net	(0.1)	(0.7)	(0.4)	(0.6)
Total other income	1.8	0.4	1.4	0.5
Income before income taxes	22.4	23.6	22.9	22.3
Income tax provision	2.5	1.1	2.7	1.6
Net income	19.9%	22.5%	20.2%	20.7%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Revenue:
Product	$245,380	$265,673	$(20,293)	(7.6)%	$488,798	$511,680	$(22,882)	(4.5)%
Percentage of revenue	95.7%	97.0%			96.1%	96.9%
Services	11,132	8,297	2,835	34.2%	20,085	16,310	3,775	23.1%
Percentage of revenue	4.3%	3.0%			3.9%	3.1%
Total revenue	$256,512	$273,970	$(17,458)	(6.4)%	$508,883	$527,990	$(19,107)	(3.6)%

Three months ended June 30, 2024 Compared with Three months ended June 30, 2023

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $245.4 million, or 95.7% of revenue, during the three months ended June 30, 2024, compared with $265.7 million, or 97.0% of revenue, for the three months ended June 30, 2023. The $20.3 million decrease in product revenue for the three-

month period ended June 30, 2024, in comparison to the same period in 2023, was primarily driven by a decrease in system sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at June 30, 2024 and December 31, 2023 was $174.0 million and $210.9 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $11.1 million, or 4.3% of revenue, for the three months ended June 30, 2024, compared with $8.3 million, or 3.0% of revenue, for the three months ended June 30, 2023. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2024 Compared with Six months ended June 30, 2023

Product

Product revenue was $488.8 million, or 96.1% of revenue, during the six months ended June 30, 2024, compared with $511.7 million, or 96.9% of revenue, for the six months ended June 30, 2023. The $22.9 million decrease in product revenue for the six-month period ended June 30, 2024, in comparison to the same period in 2023, was primarily driven by a decrease in system sales.

Services

Services revenue was $20.1 million, or 3.9% of revenue, for the six months ended June 30, 2024, compared with $16.3 million, or 3.1% of revenue, for the six months ended June 30, 2023.

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

Aftermarket and Systems Revenue

Three months ended June 30, 2024 Compared with Three months ended June 30, 2023

Included in total revenue of $256.5 million during the three months ended June 30, 2024 is revenue from our Aftermarket business of $57.9 million, compared with $58.8 million of Aftermarket revenue for the three months ended June 30, 2023. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $198.6 million of revenue for the three months ended June 30, 2024 was systems revenue, compared with $215.2 million of systems revenue for the three months ended June 30, 2023. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Six months ended June 30, 2024 Compared with Six months ended June 30, 2023

Included in total revenue of $508.9 million during the six months ended June 30, 2024 is revenue from our Aftermarket business of $114.8 million, compared with $117.6 million of Aftermarket revenue for the six months ended June 30, 2023. The remaining $394.1 million of revenue for the six months ended June 30, 2024 was systems revenue, compared with $410.4 million of systems revenue for the six months ended June 30, 2023.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Gross Profit:
Product	$110,621	$118,932	$(8,311)	(7.0)%	$226,128	$222,168	$3,960	1.8%
Product gross margin	45.1%	44.8%			46.3%	43.4%

Services	1,788	771	1,017	131.9%	2,332	1,554	778	50.1%
Services gross margin	16.1%	9.3%			11.6%	9.5%
Total gross profit	$112,409	$119,703	$(7,294)	(6.1)%	$228,460	$223,722	$4,738	2.1%
Gross margin	43.9%	43.7%			44.9%	42.4%

Three months ended June 30, 2024 Compared with Three months ended June 30, 2023

Product

Gross margin from product revenue was 45.1% for the three months ended June 30, 2024, compared to 44.8% for the three months ended June 30, 2023. The increase in gross margin primarily resulted from a favorable mix of system revenue.

Services

Gross margin from services revenue was 16.1% for the three months ended June 30, 2024, compared to 9.3% for the three months ended June 30, 2023. The increase in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2024 Compared with Six months ended June 30, 2023

Product

Gross margin from product revenue was 46.3% for the six months ended June 30, 2024, compared to 43.4% for the six months ended June 30, 2023. The increase in gross margin primarily resulted from a favorable mix of system revenue.

Services

Gross margin from services revenue was 11.6% for the six months ended June 30, 2024, compared to 9.5% for the six months ended June 30, 2023. The increase in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Research and development	$25,786	$24,130	$1,656	6.9%	$51,448	$47,903	$3,545	7.4%
Percentage of revenue	10.1%	8.8%			10.1%	9.1%
Sales and marketing	17,230	15,537	1,693	10.9%	34,675	29,681	4,994	16.8%
Percentage of revenue	6.7%	5.7%			6.8%	5.6%
General and administrative	16,583	16,328	255	1.6%	32,988	31,073	1,915	6.2%
Percentage of revenue	6.5%	6.0%			6.5%	5.9%
Total operating expenses	$59,599	$55,995	$3,604	6.4%	$119,111	$108,657	$10,454	9.6%
Percentage of revenue	23.3%	20.5%			23.4%	20.6%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $35.3 million, or 59.2%, of our total operating expenses for the three months ended June 30, 2024, compared to $33.8 million, or 60.4%, of our total operating expenses for the three months ended June 30, 2023. Personnel costs were $71.7 million, or 60.2%, of our total operating expenses for the six months ended June 30, 2024, compared to $64.5 million, or 59.3%, of our total operating expenses for the six months ended June 30, 2023. The higher personnel costs for the three and six months ended June 30, 2024 are primarily due to increases in wages and headcount as well as stock compensation expense, partially offset by a decrease in bonus expense.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Research and development	$25,786	$24,130	$1,656	6.9%	$51,448	$47,903	$3,545	7.4%
Percentage of revenue	10.1%	8.8%			10.1%	9.1%

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

Three months ended June 30, 2024 Compared with Three months ended June 30, 2023

Research and development expense was $25.8 million during the three months ended June 30, 2024, an increase of $1.7 million, or 6.9%, compared with $24.1 million during the three months ended June 30, 2023. The increase is primarily due to higher personnel expenses associated with increases in wages and headcount.

Six months ended June 30, 2024 Compared with Six months ended June 30, 2023

Research and development expense was $51.4 million during the six months ended June 30, 2024, an increase of $3.5 million, or 7.4%, compared with $47.9 million during the six months ended June 30, 2023. The increase is primarily due to higher personnel expenses associated with an increase in headcount.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Sales and marketing	$17,230	$15,537	$1,693	10.9%	$34,675	$29,681	$4,994	16.8%
Percentage of revenue	6.7%	5.7%			6.8%	5.6%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2024 Compared with Three months ended June 30, 2023

Sales and marketing expense was $17.2 million during the three months ended June 30, 2024, an increase of $1.7 million, or 10.9%, compared with $15.5 million during the three months ended June 30, 2023. The increase is primarily due to higher personnel expenses associated with increases in wages and headcount.

Six months ended June 30, 2024 Compared with Six months ended June 30, 2023

Sales and marketing expense was $34.7 million during the six months ended June 30, 2024, an increase of $5.0 million, or 16.8%, compared with $29.7 million during the six months ended June 30, 2023. The increase is primarily due to higher personnel expenses associated with increases in wages and headcount.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
General and administrative	$16,583	$16,328	$255	1.6%	$32,988	$31,073	$1,915	6.2%
Percentage of revenue	6.5%	6.0%			6.5%	5.9%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2024 Compared with Three months ended June 30, 2023

General and administrative expense was $16.6 million during the three months ended June 30, 2024, an increase of $0.3 million, or 1.6%, compared with $16.3 million during the three months ended June 30, 2023. The increase is primarily due to higher personnel expenses associated with an increase in headcount offset by a decrease in bonus expense.

Six months ended June 30, 2024 Compared with Six months ended June 30, 2023

General and administrative expense was $33.0 million during the six months ended June 30, 2024, an increase of $1.9 million, or 6.2%, compared with $31.1 million during the six months ended June 30, 2023. The increase is primarily due to higher personnel expenses associated with an increase in headcount.

Other Income (Expense)

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Other income (expense):	$4,455	$908	$3,547	390.6%	$6,914	$2,453	$4,461	181.9%
Percentage of revenue	1.8%	0.4%			1.4%	0.5%

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

Other income was $4.5 million for the three months ended June 30, 2024, compared with other income of $0.9 million for the three months ended June 30, 2023. The $3.5 million increase in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $1.7 million and foreign exchange gains of $2.3 million from forward currency exchange contracts partially offset by foreign exchange losses of $2.5 million. Other income was $6.9 million for the six months ended June 30, 2024, compared with other income of $2.5 million for the six months ended June 30, 2023. The $4.5 million increase in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $3.3 million and foreign exchange gains of $3.8 million from forward currency exchange contracts partially offset by foreign exchange losses of $5.9 million.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Income tax provision	$6,399	$3,037	$3,362	110.7%	$13,803	$8,242	$5,561	67.5%
Percentage of revenue	2.5%	1.1%			2.7%	1.6%

Income tax expense was $6.4 million for the three months ended June 30, 2024, compared to $3.0 million for the three months ended June 30, 2023. The $3.4 million increase was primarily due to a decrease in stock compensation deduction. Income tax expense was $13.8 million for the six months ended June 30, 2024, compared to $8.2 million for the six months ended June 30, 2023. The increase was primarily due to a decrease in stock compensation deduction.

The effective tax rate for the three and six months ended June 30, 2024 was less than the U.S. statutory rate of 21% due to a forecasted Foreign Derived Intangible Income deduction, Federal research and development tax credits and a favorable discrete item related to equity compensation that reduces the annual tax rate.

The deferred income taxes of $55.4 million and $53.4 million as of June 30, 2024 and December 31, 2023, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of June 30, 2024, we have recorded a $11.3 million valuation allowance in the U.S. against certain tax credits due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

At June 30, 2024, we had $145.2 million in unrestricted cash and cash equivalents and $403.1 million in short-term investments, in addition to $6.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the six months ended June 30, 2024 and 2023, we generated $82.3 million and $67.3 million, respectively, of cash related to operating activities.

Investing activities for the six months ended June 30, 2024 resulted in cash outflows of $61.3 million, $3.6 million of which was used for capital expenditures and $249.0 million of which was used to purchase short-term investments, offset by $191.3 million related to maturities of short-term investments. Investing activities for the six months ended June 30, 2023 resulted in cash outflows of $73.2 million, $5.2 million of which was used for capital expenditures and $188.9 million of which was used to purchase short-term investments, offset by $120.9 million related to maturities of short-term investments.

Financing activities for the six months ended June 30, 2024 resulted in a cash usage of $40.7 million. During the first six months of 2024, $30.0 million in cash was used to repurchase our common stock and $11.2 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, as well as $0.7 million relating to the reduction of the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first six months of 2024. In comparison, financing activities for the six months ended June 30, 2023 resulted in cash usage of $40.1 million, $25.0 million of which related to the repurchase of our common stock and $15.5 million of which related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, as well as $0.6 million relating to the reduction of our financing lease liability. These amounts were partially offset by $1.0 million of proceeds related to the purchase of shares under our 2020 ESPP and exercise of stock options during the first six months of 2023.

As of June 30, 2024, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2024 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2023 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2024, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2024, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2023 Form 10-K.

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

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended June 30, 2024 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
April 1 through April 30	78	$103.33	78	166,999
May 1 through May 31	63	$110.03	63	160,011
June 1 through June 30	—		—	160,011
Total	141		141

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed May 9, 2024. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 9, 2024.

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 1, 2024.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 1, 2024.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 1, 2024.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 1, 2024.

101*

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: August 1, 2024	By:	/s/ JAMES G. COOGAN

James G. Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer