Form 10-Q
period 2024-09-30
AXCELIS TECHNOLOGIES INC
filed 2024-11-07
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 32,506,111 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product	$246,826	$283,367	$735,626	$795,047
Services	9,738	8,959	29,822	25,269
Total revenue	256,564	292,326	765,448	820,316
Cost of revenue:
Product	136,379	154,798	399,049	444,311
Services	10,215	7,844	27,968	22,600
Total cost of revenue	146,594	162,642	427,017	466,911
Gross profit	109,970	129,684	338,431	353,405
Operating expenses:
Research and development	26,395	24,093	77,843	71,996
Sales and marketing	16,808	16,465	51,483	46,146
General and administrative	19,854	17,446	52,842	48,519
Total operating expenses	63,057	58,004	182,168	166,661
Income from operations	46,913	71,680	156,263	186,744
Other income (expense):
Interest income	6,560	4,580	18,126	12,824
Interest expense	(1,333)	(1,325)	(4,017)	(4,027)
Other, net	3,225	(1,260)	1,257	(4,348)
Total other income	8,452	1,995	15,366	4,449
Income before income taxes	55,365	73,675	171,629	191,193
Income tax provision	6,789	7,744	20,593	15,986
Net income	$48,576	$65,931	$151,036	$175,207
Net income per share:
Basic	$1.49	$2.01	$4.63	$5.35
Diluted	$1.49	$1.99	$4.61	$5.28
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,550	32,807	32,595	32,775
Diluted weighted average shares of common stock	32,675	33,159	32,780	33,208

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$48,576	$65,931	$151,036	$175,207
Other comprehensive income (loss):
Foreign currency translation adjustments	2,257	(1,231)	(387)	(2,192)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	5	—	15	—
Total other comprehensive income (loss)	2,262	(1,231)	(372)	(2,192)
Comprehensive income	$50,838	$64,700	$150,664	$173,015

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$120,066	$167,297
Short-term investments	459,341	338,851
Accounts receivable, net	183,543	217,964
Inventories, net	290,954	306,482
Prepaid income taxes	10,748	—
Prepaid expenses and other current assets	57,441	49,397
Total current assets	1,122,093	1,079,991
Property, plant and equipment, net	54,454	53,971
Operating lease assets	30,391	30,716
Finance lease assets, net	15,668	16,632
Long-term restricted cash	6,653	6,654
Deferred income taxes	58,938	53,428
Other assets	49,928	40,575
Total assets	$1,338,125	$1,281,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,047	$54,400
Accrued compensation	23,070	31,445
Warranty	14,547	14,098
Income taxes	—	6,164
Deferred revenue	138,682	164,677
Current portion of finance lease obligation	1,399	1,511
Other current liabilities	20,519	12,834
Total current liabilities	252,264	285,129
Long-term finance lease obligation	42,671	43,674
Long-term deferred revenue	25,344	46,208
Other long-term liabilities	42,252	42,074
Total liabilities	362,531	417,085
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,504 shares issued and outstanding at September 30, 2024; 32,685 shares issued and outstanding at December 31, 2023	33	33
Additional paid-in capital	545,350	547,189
Retained earnings	432,429	319,506
Accumulated other comprehensive loss	(2,218)	(1,846)
Total stockholders’ equity	975,594	864,882
Total liabilities and stockholders’ equity	$1,338,125	$1,281,967

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2022	32,775	$33	$550,299	$118,892	$(1,968)	$667,256
Net income	—	—	—	47,697	—	47,697
Foreign currency translation adjustments	—	—	—	—	50	50
Exercise of stock options	2	—	25	—	—	25
Issuance of common stock on restricted stock units, net of shares withheld	56	—	(3,907)	—	—	(3,907)
Stock-based compensation expense	—	—	3,199	—	—	3,199
Repurchase of common stock	(107)	—	(1,924)	(10,575)	—	(12,499)
Balance at March 31, 2023	32,726	$33	$547,692	$156,014	$(1,918)	$701,821

Net income	—	—	—	61,579	—	61,579
Foreign currency translation adjustments	—	—	—	—	(1,011)	(1,011)
Issuance of stock under Employee Stock Purchase Plan	6	—	957	—	—	957
Issuance of common stock on restricted stock units, net of shares withheld	199	—	(11,558)	—	—	(11,558)
Stock-based compensation expense	—	—	4,749		—	4,749
Repurchase of common stock	(95)	—	(1,720)	(10,780)	—	(12,500)
Balance at June 30, 2023	32,836	$33	$540,120	$206,813	$(2,929)	$744,037

Net income	—	—	—	65,931	—	65,931
Foreign currency translation adjustments	—	—	—	—	(1,231)	(1,231)
Issuance of common stock on restricted stock units, net of shares withheld	7	—	(349)	—	—	(349)
Stock-based compensation expense	—	—	5,082	—	—	5,082
Repurchase of common stock	(71)	—	(1,276)	(11,223)	—	(12,499)
Balance at September 30, 2023	32,772	$33	$543,577	$261,521	$(4,160)	$800,971

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2023	32,685	$33	$547,189	$319,506	$(1,846)	$864,882
Net income	—	—	—	51,595	—	51,595
Foreign currency translation adjustments	—	—	—	—	(1,731)	(1,731)
Change in pension obligation	—	—	—	—	5	5
Issuance of common stock on restricted stock units, net of shares withheld	42	—	(2,699)	—	—	(2,699)
Stock-based compensation expense	—	—	4,690	—	—	4,690
Repurchase of common stock	(122)	—	(2,201)	(12,798)	—	(14,999)
Balance at March 31, 2024	32,605	$33	$546,979	$358,303	$(3,572)	$901,743

Net income	—	—	—	50,866	—	50,866
Foreign currency translation adjustments	—	—	—	—	(913)	(913)
Change in pension obligation	—	—	—	—	5	5
Issuance of stock under Employee Stock Purchase Plan	10	—	1,242	—	—	1,242
Issuance of common stock on restricted stock units, net of shares withheld	143	—	(8,468)	—	—	(8,468)
Stock-based compensation expense	—	—	5,469		—	5,469
Repurchase of common stock	(141)	—	(2,545)	(12,451)	—	(14,996)
Balance at June 30, 2024	32,617	$33	$542,677	$396,718	$(4,480)	$934,948

Net income	—	—	—	48,576	—	48,576
Foreign currency translation adjustments	—	—	—	—	2,257	2,257
Change in pension obligation	—	—	—	—	5	5
Issuance of common stock on restricted stock units, net of shares withheld	5	—	(241)	—	—	(241)
Stock-based compensation expense	—	—	5,412	—	—	5,412
Repurchase of common stock	(118)	—	(2,498)	(12,865)	—	(15,363)
Balance at September 30, 2024	32,504	$33	$545,350	$432,429	$(2,218)	$975,594

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$151,036	$175,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,542	9,488
Deferred income taxes	(5,510)	(12,623)
Stock-based compensation expense	15,571	13,030
Provision for doubtful accounts	2,984	749
Provision for excess and obsolete inventory	4,120	3,912
Accretion of discounts and premiums on marketable securities	(10,167)	(8,463)
Unrealized currency (gain) loss on foreign denominated transactions	(3,100)	7,487
Mark-to-market adjustment on forward exchange contracts	583	—
Changes in operating assets and liabilities:
Accounts receivable	28,774	(26,674)
Inventories	11,299	(79,494)
Prepaid expenses and other current assets	(8,110)	(16,493)
Accounts payable and other current liabilities	(2,738)	(8,916)
Deferred revenue	(46,700)	47,704
Income taxes	(14,132)	(3,672)
Other assets and liabilities	(7,414)	(9,948)
Net cash provided by operating activities	128,038	91,294

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(7,523)	(10,503)
Purchase of short-term investments	(433,894)	(271,583)
Maturities of short-term investments	323,570	207,907
Net cash used in investing activities	(117,847)	(74,179)

Cash flows from financing activities
Net settlement on restricted stock grants	(11,408)	(15,814)
Repurchase of common stock	(45,358)	(37,498)
Proceeds from Employee Stock Purchase Plan purchases	1,242	957
Principal payments on finance lease obligation	(1,125)	(915)
Proceeds from exercise of stock options	—	25
Net cash used in financing activities	(56,649)	(53,245)

Effect of exchange rate changes on cash and cash equivalents	(774)	(1,267)
Net decrease in cash, cash equivalents and restricted cash	(47,232)	(37,397)

Cash, cash equivalents and restricted cash at beginning of period	173,951	186,347
Cash, cash equivalents and restricted cash at end of period	$126,719	$148,950

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

The balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of September 30, 2024, there have been no material changes in the Company’s significant accounting policies, other than with respect to the Company’s accounting policy for derivative financial instruments, which it had not held in prior periods, as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024, as amended by Amendment No. 1 thereto, filed with the SEC on February 28, 2024 (as so amended, the “2023 Form 10-K”).

Note 2. Significant Accounting Policies

Derivative instruments

We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. We have entered into forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. As of September 30, 2024, we had open contracts with a notional value of $104 million. We measure these instruments at fair value and recognize assets or liabilities associated with the intrinsic value on these open contracts on the Consolidated Balance Sheets at the end of each reporting period. At September 30, 2024, the recognized unrealized loss on these forward exchange contracts was approximately $0.6 million. Unrealized gains and losses are shown in our cash flows from operating activities within our Consolidated Statement of Cash Flows. We have not designated these forward exchange contracts as hedging instruments and we record changes in the fair values at each measurement date in Other, net on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, we recorded $3.3 million of loss and $0.5 million of gain on forward currency exchange contracts, respectively.

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

We recognized stock-based compensation expense of $5.4 million and $5.1 million for the three-month periods ended September 30, 2024 and 2023, respectively. We recognized stock-based compensation expense of $15.6 million and $13.0 million for the nine-month periods ended September 30, 2024 and 2023, respectively. These amounts include compensation expense related to RSUs and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended September 30, 2024 and 2023, we issued 5,023 and 7,320 shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the three-month periods ended September 30, 2024 and 2023, we received no proceeds from purchases under the 2020 ESPP.

In the nine-month periods ended September 30, 2024 and 2023, we issued 0.2 million and 0.3 million shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the nine-month periods ended September 30, 2024 and 2023, we received proceeds of $1.2 million and $1.0 million, respectively, in connection with purchases under the 2020 ESPP.

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

		September 30,	December 31,
Leases	Classification	2024	2023

Assets		(in thousands)
Operating leases	Operating lease assets	$30,391	$30,716
Finance lease	Finance lease assets*	15,668	16,632
Total leased assets		$46,059	$47,348
Liabilities
Current
Operating	Other current liabilities	$5,217	$4,978
Finance	Current portion of finance lease obligation	1,399	1,511
Non-current
Operating	Other long-term liabilities	25,290	25,724
Finance	Finance lease obligation	42,671	43,674
Total lease liabilities		$74,577	$75,887

*Finance lease assets are recorded net of accumulated depreciation of $47.2 million and include $0.5 million of prepaid financing costs as of September 30, 2024. Finance lease assets are recorded net of accumulated depreciation of $46.4 million and include $0.6 million of prepaid financing costs as of December 31, 2023.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. We lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023 as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Lease cost	Classification	2024	2023	2024	2023

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,664	$2,041	$5,186	$5,328
Research and development	Operating expenses	127	183	453	426
Sales and marketing*	Operating expenses	463	419	1,365	1,231
General and administrative*	Operating expenses	232	298	763	813
Total operating lease cost		$2,486	$2,941	$7,767	$7,798
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$321	$324	$964	$961
Interest on lease liabilities	Interest expense	1,177	1,214	3,561	3,668
Total finance lease cost		$1,498	$1,538	$4,525	$4,629

Total lease cost		$3,984	$4,479	$12,292	$12,427

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.3 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, and includes short-term lease and variable lease costs of approximately $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of September 30, 2024:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2024	$1,566	$1,937	$3,503
2025	5,930	6,671	12,601
2026	6,008	5,106	11,114
2027	6,128	3,300	9,428
2028	6,251	2,013	8,264
Thereafter	55,336	23,220	78,556
Total lease payments	$81,219	$42,247	$123,466
Less interest portion*	(37,149)	(11,740)	(48,889)
Finance lease and operating lease obligations	$44,070	$30,507	$74,577

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

September 30,
Lease term and discount rate	2024
Weighted-average remaining lease term (years):
Operating leases	10.8
Finance leases	12.3
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the nine months ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023

	(in thousands)
Operating cash outflows from operating leases	$7,767	$7,798
Operating cash outflows from finance leases	3,561	3,668
Financing cash outflows from finance leases	1,125	915
Operating lease assets obtained in exchange for operating lease liabilities	4,063	25,697
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 5. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Systems	$201,037	$231,454	$595,114	$641,825
Aftermarket	55,527	60,872	170,334	178,491
Total Revenue	$256,564	$292,326	$765,448	$820,316

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
North America	$32,950	$51,563	$112,826	$134,647
Asia Pacific	202,377	185,194	586,754	582,238
Europe	21,237	55,569	65,868	103,431
Total Revenue	$256,564	$292,326	$765,448	$820,316

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Contract liabilities	$164,026	$210,885

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Balance, beginning of the period	$174,011	$182,540	$210,885	$154,777
Deferral of revenue*	31,544	62,787	65,222	154,216
Recognition of deferred revenue	(41,529)	(43,298)	(112,081)	(106,964)
Balance, end of the period	$164,026	$202,029	$164,026	$202,029

* Amount is net of a reclassification of $4.7 million from deferred revenue to refund liability for the nine months ended September 30, 2024.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We recorded $3.4 million of bad debt expense for the three month period ended September 30, 2024 associated with a European customer that filed for bankruptcy. We recorded $0.5 million of recovery of bad debt expense and $3.4 million of bad debt expense for the nine-month period ended September 30, 2024. We recorded $0.7 million of bad debt expense for the three and nine-month periods ended September 30, 2023. As of both September 30, 2024 and September 30, 2023, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Net income available to common stockholders	$48,576	$65,931	$151,036	$175,207
Weighted average shares of common stock outstanding used in computing basic income per share	32,550	32,807	32,595	32,775
Incremental options and RSUs	125	352	185	433
Weighted average shares of common stock used in computing diluted net income per share	32,675	33,159	32,780	33,208
Net income per share
Basic	$1.49	$2.01	$4.63	$5.35
Diluted	$1.49	$1.99	$4.61	$5.28

Diluted weighted average shares of common stock outstanding does not include 109,266 and 734 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended September 30, 2024 and 2023, respectively, or 21,477 and 2,598 common equivalent shares issuable with respect to outstanding equity awards for the nine-month periods ended September 30, 2024 and 2023, respectively, as their effect would have been anti-dilutive.

Note 8.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the nine months ended September 30, 2024:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2023	$(1,956)	$110	$(1,846)
Other comprehensive loss and pension reclassification	(387)	15	(372)
Balance at September 30, 2024	$(2,343)	$125	$(2,218)

Note 9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$120,066	$167,297
Long-term restricted cash	6,653	6,654
Total cash, cash equivalents and restricted cash	$126,719	$173,951

As of September 30, 2024, we had $6.7 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iii) a $0.1 million deposit relating to customs activity. See Note 13 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 10.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Raw materials	$231,547	$231,200
Work in process	42,931	45,373
Finished goods (completed systems)	16,476	29,909
Inventories, net	$290,954	$306,482

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

The changes in our standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2024	2023

	(in thousands)
Balance at January 1 (beginning of year)	$16,757	$10,487
Warranties issued during the period	9,004	9,072
Settlements made during the period	(9,313)	(7,746)
Changes in estimate of liability for pre-existing warranties during the period	(48)	2,043
Balance at September 30 (end of period)	$16,400	$13,856

Amount classified as current	$14,547	$11,464
Amount classified as long-term (within other long-term liabilities)	1,853	2,392
Total warranty liability	$16,400	$13,856

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

The following table sets forth our assets by level within the fair value hierarchy:

	September 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$81,623	$—	$—	$81,623
Short-term investments (U.S. Government Securities and Agency Investments)	460,473	—	—	460,473
Mark-to-market adjustment on forward exchange contracts	—	(583)	—	(583)
Total	$542,096	$(583)	$—	$541,513

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$118,278	$—	$—	$118,278
Short-term investments (U.S. Government Securities and Agency Investments)	339,240	—	—	339,240
Total	$457,518	$—	$—	$457,518

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

Beginning in February 2024, we entered into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end and any mark-to-market valuation adjustments related to these open contracts are recorded in the current asset or current liability account and any unrealized gain or loss recognized is recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 30, 2024, the recognized unrealized loss on these forward exchange contracts was approximately $0.6 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 30, 2024, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 13.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a financing lease under generally accepted accounting principles and, as such, we have recorded a financing obligation of $44.1 million as of September 30, 2024. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term.

As of September 30, 2024, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet at September 30, 2024.

Note 14.  Income Taxes

Income tax expense was $6.8 million for the three months ended September 30, 2024, compared to $7.7 million for the three months ended September 30, 2023. The $0.9 million decrease was primarily due to a decrease in pre-tax income. Income tax expense was $20.6 million for the nine months ended September 30, 2024, compared to $16.0 million for the nine months ended September 30, 2023. The increase was primarily due to a decrease in in the benefit received from share-based compensation.

The effective tax rate for the three and nine months ended September 30, 2024 was less than the U.S. statutory rate of 21% primarily attributable to the Foreign Derived Intangible Income deduction, Federal research and development tax credits and excess tax benefits from share-based compensation.

The deferred income taxes of $58.9 million and $53.4 million as of September 30, 2024 and December 31, 2023, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of September 30, 2024, we have recorded a $12.1 million valuation allowance in the U.S. against certain tax credits due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Note 15.  Concentration of Risk

For the three months ended September 30, 2024, one customer accounted for 11.9% of total revenue. For the three months ended September 30, 2023, no individual customer accounted for greater than ten percent of total revenue.

For the nine months ended September 30, 2024, no individual customer accounted for greater than ten percent of total revenue. For the nine months ended September 30, 2023, one customer accounted for 10.7% of total revenue.

At September 30, 2024, one customer accounted for 11.7% of accounts receivable. At December 31, 2023, one customer accounted for 12.2% of accounts receivable.

Note 16. Share Repurchase

In February 2022, our Board of Directors approved stock repurchases of up to $100 million of our common stock. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available on full utilization of the $100 million repurchase funding approved in February 2022. During the nine months ended September 30, 2024, we repurchased 0.4 million shares at an average cost of $118.02 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 48.2% of total revenue for the nine months ended September 30, 2024.

Demand for our capital equipment in the first nine months of 2024 has been relatively flat. The overall mature process segment represented 98% of our shipped systems revenue, with 1% of shipments to advanced logic and 1% of shipments to dynamic random-access memory (“DRAM”). Power device shipments comprised 58% of total systems revenue with the general mature segment representing 32%, and image sensors at 9%.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product	96.2%	96.9%	96.1%	96.9%
Services	3.8	3.1	3.9	3.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	53.2	53.0	52.1	54.2
Services	4.0	2.7	3.7	2.8
Total cost of revenue	57.2	55.7	55.8	57.0
Gross profit	42.8	44.3	44.2	43.0
Operating expenses:
Research and development	10.3	8.2	10.2	8.8
Sales and marketing	6.6	5.6	6.7	5.6
General and administrative	7.7	6.0	6.9	5.9
Total operating expenses	24.6	19.8	23.8	20.3
Income from operations	18.2	24.5	20.4	22.7
Other income (expense):
Interest income	2.6	1.6	2.4	1.6
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other, net	1.3	(0.4)	0.2	(0.5)
Total other income	3.4	0.7	2.1	0.6
Income before income taxes	21.6	25.2	22.5	23.3
Income tax provision	2.6	2.6	2.7	1.9
Net income	19.0%	22.6%	19.8%	21.4%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Revenue:
Product	$246,826	$283,367	$(36,541)	(12.9)%	$735,626	$795,047	$(59,421)	(7.5)%
Percentage of revenue	96.2%	96.9%			96.1%	96.9%
Services	9,738	8,959	779	8.7%	29,822	25,269	4,553	18.0%
Percentage of revenue	3.8%	3.1%			3.9%	3.1%
Total revenue	$256,564	$292,326	$(35,762)	(12.2)%	$765,448	$820,316	$(54,868)	(6.7)%

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $246.8 million, or 96.2% of revenue, during the three months ended September 30, 2024, compared with $283.4 million, or 96.9% of revenue, for the three months ended September 30, 2023. The $36.5 million decrease in product revenue for the three-month period ended September 30, 2024, in comparison to the same period in 2023, was primarily driven by a decrease in system sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at September 30, 2024 and December 31, 2023 was $164.0 million and $210.9 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $9.7 million, or 3.8% of revenue, for the three months ended September 30, 2024, compared with $9.0 million, or 3.1% of revenue, for the three months ended September 30, 2023. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

Product

Product revenue was $735.6 million, or 96.1% of revenue, during the nine months ended September 30, 2024, compared with $795.0 million, or 96.9% of revenue, for the nine months ended September 30, 2023. The $59.4 million decrease in product revenue for the nine-month period ended September 30, 2024, in comparison to the same period in 2023, was primarily driven by a decrease in system sales.

Services

Services revenue was $29.8 million, or 3.9% of revenue, for the nine months ended September 30, 2024, compared with $25.3 million, or 3.1% of revenue, for the nine months ended September 30, 2023.

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

Aftermarket and Systems Revenue

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

Included in total revenue of $256.6 million during the three months ended September 30, 2024 is revenue from our Aftermarket business of $55.5 million, compared with $60.9 million of Aftermarket revenue for the three months ended September 30, 2023. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $201.1 million of revenue for the three months ended September 30, 2024 was systems revenue, compared with $231.4 million of systems revenue for the three months ended September 30, 2023. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

Included in total revenue of $765.4 million during the nine months ended September 30, 2024 is revenue from our Aftermarket business of $170.3 million, compared with $178.5 million of Aftermarket revenue for the nine months ended September 30, 2023. The remaining $595.1 million of revenue for the nine months ended September 30, 2024 was systems revenue, compared with $641.8 million of systems revenue for the nine months ended September 30, 2023.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Gross Profit:
Product	$110,447	$128,569	$(18,122)	(14.1)%	$336,577	$350,736	$(14,159)	(4.0)%
Product gross margin	44.7%	45.4%			45.8%	44.1%

Services	(477)	1,115	(1,592)	(142.8)%	1,854	2,669	(815)	(30.5)%
Services gross margin	(4.9)%	12.4%			6.2%	10.6%
Total gross profit	$109,970	$129,684	$(19,714)	(15.2)%	$338,431	$353,405	$(14,974)	(4.2)%
Gross margin	42.8%	44.3%			44.2%	43.0%

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

Product

Gross margin from product revenue was 44.7% for the three months ended September 30, 2024, compared to 45.4% for the three months ended September 30, 2023. The decrease in gross margin primarily resulted from an unfavorable mix of system revenue.

Services

Gross margin from services revenue was (4.9)% for the three months ended September 30, 2024, compared to 12.4% for the three months ended September 30, 2023. The decrease in gross margin is attributable to changes in the mix of service contracts.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

Product

Gross margin from product revenue was 45.8% for the nine months ended September 30, 2024, compared to 44.1% for the nine months ended September 30, 2023. The increase in gross margin primarily resulted from a favorable mix of system revenue.

Services

Gross margin from services revenue was 6.2% for the nine months ended September 30, 2024, compared to 10.6% for the nine months ended September 30, 2023. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Research and development	$26,395	$24,093	$2,302	9.6%	$77,843	$71,996	$5,847	8.1%
Percentage of revenue	10.3%	8.2%			10.2%	8.8%
Sales and marketing	16,808	16,465	343	2.1%	51,483	46,146	5,337	11.6%
Percentage of revenue	6.6%	5.6%			6.7%	5.6%
General and administrative	19,854	17,446	2,408	13.8%	52,842	48,519	4,323	8.9%
Percentage of revenue	7.7%	6.0%			6.9%	5.9%
Total operating expenses	$63,057	$58,004	$5,053	8.7%	$182,168	$166,661	$15,507	9.3%
Percentage of revenue	24.6%	19.8%			23.8%	20.3%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $35.5 million, or 56.3%, of our total operating expenses for the three months ended September 30, 2024, compared to $34.8 million, or 60.0%, of our total operating expenses for the three months ended September 30, 2023. Personnel costs were $107.2 million, or 58.9%, of our total operating expenses for the nine months ended September 30, 2024, compared to $99.3 million, or 59.6%, of our total operating expenses for the nine months ended September 30, 2023. The higher personnel costs for the three and nine months ended September 30, 2024 are primarily due to increases in wages and headcount as well as stock compensation expense, partially offset by a decrease in variable compensation expense.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Research and development	$26,395	$24,093	$2,302	9.6%	$77,843	$71,996	$5,847	8.1%
Percentage of revenue	10.3%	8.2%			10.2%	8.8%

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

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

Research and development expense was $26.4 million during the three months ended September 30, 2024, an increase of $2.3 million, or 9.6%, compared with $24.1 million during the three months ended September 30, 2023. The increase is primarily due to higher project and consulting expenses and higher personnel expenses associated with increases in wages partially offset by a decrease in variable compensation expense.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

Research and development expense was $77.8 million during the nine months ended September 30, 2024, an increase of $5.8 million, or 8.1%, compared with $72.0 million during the nine months ended September 30, 2023. The increase is primarily due to higher project and consulting expenses and higher personnel expenses associated with increases in wages partially offset by a decrease in variable compensation expense and temporary employees.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Sales and marketing	$16,808	$16,465	$343	2.1%	$51,483	$46,146	$5,337	11.6%
Percentage of revenue	6.6%	5.6%			6.7%	5.6%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

Sales and marketing expense was $16.8 million during the three months ended September 30, 2024, an increase of $0.3 million, or 2.1%, compared with $16.5 million during the three months ended September 30, 2023. The increase is primarily due to higher personnel expenses associated with increases in wages and stock compensation expense partially offset by a decrease in variable compensation expense.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

Sales and marketing expense was $51.5 million during the nine months ended September 30, 2024, an increase of $5.3 million, or 11.6%, compared with $46.1 million during the nine months ended September 30, 2023. The increase is primarily due to higher personnel expenses associated with increases in wages and stock compensation expense partially offset by a decrease in variable compensation expense.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
General and administrative	$19,854	$17,446	$2,408	13.8%	$52,842	$48,519	$4,323	8.9%
Percentage of revenue	7.7%	6.0%			6.9%	5.9%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

General and administrative expense was $19.9 million during the three months ended September 30, 2024, an increase of $2.4 million, or 13.8%, compared with $17.4 million during the three months ended September 30, 2023. The increase is primarily due to an increase in bad debt expense of $2.8 million partially offset by lower personnel expenses associated with a decrease in variable compensation expense.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

General and administrative expense was $52.8 million during the nine months ended September 30, 2024, an increase of $4.3 million, or 8.9%, compared with $48.5 million during the nine months ended September 30, 2023. The increase is primarily due to higher bad debt expense and higher personnel expenses associated with an increase in wages and stock compensation partially offset by a decrease in variable compensation expense.

Other Income (Expense)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Other income (expense):	$8,452	$1,995	$6,457	323.7%	$15,366	$4,449	$10,917	245.4%
Percentage of revenue	3.4%	0.7%			2.1%	0.6%

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

Other income was $8.5 million for the three months ended September 30, 2024, compared with other income of $2.0 million for the three months ended September 30, 2023. The $6.5 million increase in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $2.0 million and an increase in foreign exchange gains of $7.7 million, partially offset by foreign exchange losses of $3.2 million from forward currency exchange contracts. Other income was $15.4 million for the nine months ended September 30, 2024, compared with other income of $4.4 million for the nine months ended September 30, 2023. The $10.9 million increase in other income (expense) compared to the same prior year period was primarily due to an increase in interest income of $5.3 million, an increase in foreign exchange gains of $5.1 million and foreign exchange gains of $0.5 million from forward currency exchange contracts.

Income Tax Provision

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2024	2023	$ %		2024	2023	$ %

	(dollars in thousands)
Income tax provision	$6,789	$7,744	$(955)	(12.3)%	$20,593	$15,986	$4,607	28.8%
Percentage of revenue	2.6%	2.6%			2.7%	1.9%

Income tax expense was $6.8 million for the three months ended September 30, 2024, compared to $7.7 million for the three months ended September 30, 2023. The $0.9 million decrease was primarily due to a decrease in pre-tax income. Income tax expense was $20.6 million for the nine months ended September 30, 2024, compared to $16.0 million for the nine months ended September 30, 2023. The increase was primarily due to a decrease in the benefit received from share-based compensation.

The effective tax rate for the three and nine months ended September 30, 2024 was less than the U.S. statutory rate of 21% primarily attributable to the Foreign Derived Intangible Income deduction, Federal research and development tax credits and excess tax benefits from share-based compensation.

The deferred income taxes of $58.9 million and $53.4 million as of September 30, 2024 and December 31, 2023, respectively, reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. As of September 30, 2024, we have recorded a $12.1 million valuation allowance in the U.S. against certain tax credits due to the uncertainty of their realization. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be impacted by market conditions and other variables not known or anticipated at this time.

Liquidity and Capital Resources

At September 30, 2024, we had $120.1 million in unrestricted cash and cash equivalents and $459.3 million in short-term investments, in addition to $6.7 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2024 and 2023, we generated $128.0 million and $91.3 million, respectively, of cash related to operating activities.

Investing activities for the nine months ended September 30, 2024 resulted in cash outflows of $117.8 million, $7.5 million of which was used for capital expenditures and $433.9 million of which was used to purchase short-term investments, offset by $323.6 million related to maturities of short-term investments. Investing activities for the nine months ended September 30, 2023 resulted in cash outflows of $74.2 million, $10.5 million of which was used for capital expenditures and $271.6 million of which was used to purchase short-term investments, offset by $207.9 million related to maturities of short-term investments.

Financing activities for the nine months ended September 30, 2024 resulted in a cash usage of $56.6 million. During the first nine months of 2024, (i) $45.4 million in cash was used to repurchase our common stock, (ii) $11.4 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, and (iii) $1.1 million was used to reduce the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first nine months of 2024. In comparison, financing activities for the nine months ended September 30, 2023 resulted in cash usage of $53.2 million, of which (i) $37.5 million related to the repurchase of our common stock (ii) $15.8 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $0.9 million relating to the reduction of our financing lease liability. These amounts were partially offset by $1.0 million of proceeds related to the purchase of shares under our 2020 ESPP and exercise of stock options during the first nine months of 2023.

As of September 30, 2024, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2024 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2023 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2024, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of September 30, 2024, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2023 Form 10-K.

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

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended September 30, 2024 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
July 1 through July 31	70	$137.48	70	150,387
August 1 through August 31	48	$111.33	48	145,011
September 1 through September 30	—	$0.00	—	145,011
Total	118		118

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Lynnette C. Fallon, Executive Vice President, HR/Legal, General Counsel, and Secretary has announced her plan to retire in early 2025, at which time she will resign as an executive officer. The Company is engaged in a search for her successor. Following her retirement, Ms. Fallon will continue to serve as a senior advisor to the Company.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 7, 2024.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 7, 2024.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 7, 2024.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 7, 2024.

101*

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: November 7, 2024	By:	/s/ JAMES G. COOGAN

James G. Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer