Form 10-K
period 2024-12-31
AXCELIS TECHNOLOGIES INC
filed 2025-02-28
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024: $4,617,739,619

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 24, 2025: 32,154,139

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 7, 2025 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 98.3% of our revenue in 2024, with the remaining 1.7% of revenue derived from aftermarket sales associated with other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

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

Revenue for 2024 was $1,017.9 million, compared to $1,130.6 million in 2023. Systems revenue for 2024 was $782.6 million, compared to $883.6 million in 2023. Gross margin percent for 2024 was 44.7% compared to 43.5% in 2023. Operating profit for 2024 was $210.8 million, compared to $265.8 million in 2023. Net income for 2024 was $201.0 million, compared to $246.3 million in 2023.

The Company is in a strong competitive position. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the support of our customers and suppliers, enabled us to achieve critical milestones in our drive to market leadership. Important accomplishments in 2024 included:

●	We delivered revenue of $1,017.9 million in 2024 and earnings per share of $6.15.
●	We remained a technology leader and supplier of choice in the implant-intensive power device segment, which accounted for 56% of the value of our 2024 system shipments.
●	We continued working to expand our footprint with existing and new customers and currently have two Purion evaluation systems in the field at strategic customer sites in key market segments.
●	We continued our investment in our Customer Solutions & Innovation (“CS&I”) aftermarket business to drive financial growth and increased customer satisfaction levels, including the “Digital Tool Box,” an innovative service offering with online training, remote diagnosis and install, and automated troubleshooting guide.
●	We received 22 customer satisfaction awards in 2024. In addition, Axcelis was named to both the 2023 and 2024 editions of Forbes’ List of America’s Best Mid-Cap Companies and to both the Fortune Magazine’s 2023 and 2024 lists of the Top 100 Fastest Growing Companies.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable financial performance, which we expect to continue to deliver in 2025. Our performance is subject to the risks and uncertainties discussed below under Item 1A, Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things” and data storage servers. Types of semiconductor chips include dynamic random-access memory

(“DRAM”) and “Not AND” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The demand for chips continues to increase, as a result of the electrification of vehicles, the evolution of digital communications (including the introduction of 5G mobile networks), artificial intelligence, large language models e.g. (ChatGPT), data analytics and visualization, and the growth in the Internet of Things, and the increasing complexity of device features. These chips are used in power management, data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory to support the storage of data, internet streaming and “cloud computing” data analytics.

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

We have different types of customers, which impacts the timing of purchases and technology requirements. Some customers are integrated electronics manufacturers, making semiconductor chips for their own devices. These same companies may also act as foundries, manufacturing semiconductor chips for other electronic manufacturers or chip design companies. Some customers only function as foundries. A few companies design and manufacture branded chips that are sold to device manufacturers. In addition, some customers have partnerships or joint ventures with two or more semiconductor chip manufacturers to share the technology development and capital investment. The timing of purchases by foundry customers will depend on their success in securing manufacturing contracts. Also, foundry customers will look for equipment that can deliver the broadest capabilities to be prepared to manufacture all chip types, while integrated electronics manufacturers may invest in processing equipment dedicated to a specific application they require for their products.

The semiconductor capital equipment industry has historically been cyclical as global chip production capacities successively exceed, then lag behind, global chip demand. When chip demand is high, and inventories are low, chip manufacturers add capacity through capital equipment purchases. Given the difficulties of forecasting and calibrating chip demand and production capacity, the industry periodically experiences excess chip inventories and softening chip prices. Device manufacturers react with muted capital spending, lowering the demand for capital equipment. Changes in consumer and business demand for products in which chips are used also affect the industry. A successful semiconductor capital equipment manufacturer must not only provide some of the most technically complex products manufactured in the world but also must manage its business to thrive during downturns in the cycle.

Axcelis’ Strategy

Axcelis’ 2025 strategic goals are to:

●	Continue to build the foundation on our long-term implant-only business model
o	Win new customers with Purion products and aftermarket offerings that solve high value customer challenges with differentiated, valuable, and sustainable (“DVS”) solutions
o	Improve customer satisfaction to drive repeat business
o	Execute on identified growth opportunities in Japan and advanced logic
o	Deliver CS&I target business model revenues of approximately 25% of total revenues, in line with expectations
●	Drive profitable growth by focusing on key customers and targeted market/geographic segments

o	Achieve market share leadership across all served markets
o	Deliver attractive earnings per share and cash generation as defined in targeted business models
o	Monitor spending in line with growth initiatives and industry trends
o	Execute capital strategy that allows for appropriate business investments while returning value to shareholders
●	Increase gross margins by deriving maximum value from enabling upgrades, system specials and product extensions while lowering cost through use of “Design for X” (“DFx”) principles, right sourcing, and providing the industry’s best products and services
●	Expand beyond ion implant by launching identified corporate development growth initiatives

We continue to invest in research and development to ensure our products meet the needs of our customers. We take pride in our scientists and engineers who are adding to our portfolio of patents and proprietary technology to ensure that our investment in technology leadership translates into unique product advantages. We strive for operational excellence by focusing on ways to lower our product, manufacturing, and design costs and to improve our delivery times to our customers. Global customer teams and a focused account management structure maintain and strengthen our customer relationships and increase customer satisfaction. Finally, we endeavor to generate strong cash flows from operations and maintain a sufficient cash balance to ensure we continue to have the necessary capital to fund business growth.

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

In addition to the Purion family of ion implanters, the Company offers the Ovation™ family of multi-wafer, or “batch” implanters. These systems extend Axcelis’ industry benchmark GSD platform into the future, delivering the highest reliability, serviceability, and lowest cost of operations. The Ovation configuration is designed to seamlessly integrate with the existing fleet of Axcelis batch implanters, while providing incremental performance improvements with updated components for long-term sustainability.

Beyond the traditional categories of implanters, Axcelis has developed systems designed for specific applications. For example, the Axcelis Purion Power Series, which provides full recipe coverage for power device applications critical to electric vehicles and industrial applications. The Purion Power Series is comprised of a group of high current, medium current and high energy implanters that optimize semiconductor devices created on SiC wafers, which is advantageous for certain power devices.

An overview of specific Axcelis ion implantation products is below:

●	High Current Ion Implant. Our Purion H, Purion Dragon, Purion H200, and GSD/E2 Ovation spot beam, high current systems cover all traditional high current requirements as well as those associated with emerging and future devices. Our Purion high current capabilities extend beyond traditional high current energy and dose ranges, to cover new device fabrication requirements as well as to maximize capital utilization and flexibility. In addition, Axcelis’ Purion systems provide advantages for material modification applications, including those requiring hot and cold implant capabilities.

●	High Energy Ion Implant. Axcelis has been a market leader in high energy ion implanters for many years, and offers a range of new Purion systems which have differentiated capabilities for specialty applications as well as legacy high energy systems. Our Purion XE, EXE, and other Purion high energy systems combine Axcelis’ production-proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. The Purion XE Power Series implanters include Purion XE and EXE models for high volume power devices aluminum implantation, available with 150mm SiC wafer handling or 200mm thin Si wafer handling. Our batch high energy systems include the GSD/HE Ovation implanter, a 10 stage Linac with energies up to 3 MeV and the GSD/VHE Ovation system, a 14 stage Linac with energies up to 4.9 MeV.

●	Medium Current Ion Implant. Our Purion M Si and SiC medium current systems offer higher productivity and lower electrical energy consumption compared to competitive offerings, in addition to other advantages. With high energy capability far beyond competitive implanters, the Purion M is ideal for fabs at higher elevations or those dealing with heavy mass species. The Purion M is 20% more energy efficient than competing platforms, and is among the industry’s lowest cost of ownership.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our CS&I business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. Approximately 3,300 of our products are in use in 28 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. We offer varying levels of sales, service and application support out of our field offices. Revenue generated through our CS&I business of $235.3 million, $247.0 million, and $227.9 million represents 23.1%, 21.8% and 24.8% of total revenue in 2024, 2023 and 2022, respectively.

To support our aftermarket business, we have sales and marketing personnel, field service engineers, and spare parts and applications engineers, as well as employees located at our manufacturing facilities who work with our customers to provide customer training and documentation, and product, process, and applications support.

Most of our customers maintain spare parts inventories for our machines. In addition to our web-based spare parts management and replenishment tracking program, we offer several Business-to-Business options to support our customers’ parts management requirements. Our Axcelis Managed Inventory service offering provides the customer with full spare parts support through a parts consignment arrangement in which Axcelis retains responsibility for the complete supply chain. These services provide ease of use alternatives that reduce order fulfillment costs and improve cycle time, resulting in an expanded customer base for this service offering.

Sales and Marketing

We primarily sell our equipment and services through our direct sales force. We conduct sales and marketing activities from our sales offices located in the United States, Taiwan, South Korea, China, Singapore, Japan, Germany and Italy.

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 85.8%, 84.1% and 84.4% of total revenue in 2024, 2023 and 2022, respectively. In 2024, approximately 93.8% of our sales were denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2024, according to Gartner Inc., the top 20 semiconductor chip manufacturers accounted for approximately 87.6% of total semiconductor capital equipment spending, which decreased from 92.0% in 2023. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (Taiwan, South Korea, Singapore, Japan and China) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2024, no customer represented 10% or more of our consolidated revenues.

U.S. export controls impact our ability to sell to certain customers in China, a country that has represented a significant portion of our sales in recent years. One of our major Chinese customers, Semiconductor Manufacturing International Corporation (“SMIC”), is on the U.S. Entity List, but is subject to a 2020 licensing policy that allows shipments to certain mature process SMIC fabs, which to date, we have been able to obtain. Other Chinese chipmakers are on the U.S. Entity List, without a similar policy allowing licensed shipments. In October 2022 (with modifications in 2023), the U.S. Commerce Department established an export controls regulatory framework for U.S. exports of semiconductor equipment to China. This framework limits all semiconductor equipment shipments to Chinese customers who are producing or developing logic, DRAM and NAND chips that meet specific advanced parameters. The U.S. Commerce Department implemented further regulatory changes in December 2024, creating a new Export Controls Classification Number for certain 300mm ion implanters and adding certain Chinese customers to the U.S. Entity List, some of which have a licensing policy that should allow us to continue to support them. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to substantially all of our Chinese customers. In general, however, sales to Chinese customers represent a higher risk than sales to customers in other international locations because of trade tensions between the U.S. government and the Chinese government, and other challenges reflecting China’s stage of development and rapid growth. For example, the U.S. government has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business.

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

We devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers to remain responsive to their product needs. We have also sought to reduce the development cycle for new products through a collaborative process whereby our engineering, manufacturing and marketing personnel work closely together with one another and with our customers at an earlier stage in the process. We use 3D, computer-aided design, finite element analysis and other computer-based modeling methods to test new designs and accelerate the technology innovation process.

Our expenses for research and development were $105.5 million, $96.9 million and $78.4 million in 2024, 2023 and 2022, respectively, or 10.4%, 8.6% and 8.5% of revenue, respectively.

Manufacturing

We manufacture products at our 417,000 square feet ISO 9001:2015, ISO 4001:2015 and ISO 45001:2018 certified plant in Beverly, Massachusetts as well as our 38,000 square feet ISO 4001:2015 and ISO 45001:2018 certified Axcelis Asia Operations Center in South Korea and our 101,800 square feet state-of-the-art logistics and flex manufacturing Axcelis Logistics Center in Beverly, Massachusetts. Our facilities employ best in class manufacturing techniques, including lean manufacturing, six sigma controls and advanced inventory management, purchasing and quality systems.

Our clean manufacturing process uses class 1,000/10,000 space to facilitate most of our manufacturing requirements.

Our core competency in manufacturing and supply chain management is built around system assembly and testing, which remains an in-house capability due to the high degree of expertise and intellectual property associated with the process and design. Non-core work is sourced to global partners and includes items such as vacuum systems, wafer handling and commodity-level components. We continuously pursue outsourcing opportunities where the economics are justified, with a goal of enabling quality and margin improvement. Our supply chain team is globally focused and is located in Beverly, South Korea and Singapore. Customized and commercially available software solutions drive our planning, purchasing and inventory tracking process.

The companies supplying Axcelis play a critical part in our success.  We want to ensure these companies share our values and have adopted a Supplier Code of Conduct, which contains our expectation that our suppliers will comply with our Environmental Policy, our Corporate Social Responsibility Policy, and other industry standards and policies.  Our Supplier Code of Conduct provides that if a supplier fails to comply with these policies, our business relationship with that company will be permanently severed, although a compliance remediation period of up to 90 days may be allowed.

Our products are designed to be assembled and tested in a modular fashion, which facilitates our industry-recognized “ship-from-cell” process. Specially developed test stands, software and tooling provide the framework for this accelerated delivery process. Customers that choose the “ship-from-cell” process substantially improve their delivery times while receiving the same high level of quality provided by more traditional, longer cycle integration techniques. Product margins and inventory turns also improve because of shorter factory cycle times and increased labor productivity.

Installation of our equipment is provided by factory and field teams. The process includes assembling the equipment at our installation site, and after it has been connected, recalibrating it to factory specifications.

Competition

The semiconductor equipment industry is highly competitive and is characterized by a small number of participants ranging in size. Significant competitive factors in the semiconductor capital equipment market include price, cost of ownership, equipment performance, customer support, capabilities, and breadth of product line.

In the market for ion implantation systems, we mainly compete against Applied Materials, Inc. (“Applied Materials”). Axcelis and Applied Materials are the only ion implant system manufacturers with a full range of implant products.  Other implantation equipment manufacturers we compete with include Sumitomo Heavy Industries Ion Technology Co. Ltd. and Nissin Ion Equipment Co., Ltd in Japan, Advanced Ion Beam Technology, Inc. in Taiwan, as well as Kingstone Semiconductor and CETC Electronics Equipment Group Co., Ltd. in the People’s Republic of China. Non-U.S. suppliers may have an advantage over U.S. suppliers under recently established U.S. export controls regulation for shipments to China.  We also provide aftermarket service and parts to service our customers globally. In this market, there are many competitors, often based in the customer’s location, offering alternatives to Axcelis services and certified products.

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2024, we had 185 active patents issued in the United States and 349 active patents granted in other countries, as well as 160 patent applications (58 in the United States and 102 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $645.8 million and $1,061.2 million as of December 31, 2024 and 2023, respectively. The systems backlog amount at December 2023 reflects a correction reported in our Form 8-K filed on November 6, 2024. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2024 were $84.5 million compared to $235.5 million in the quarter ended December 31, 2023.

Human Capital

As of December 31, 2024, we had 1,524 employees and 39 agency temporary staff worldwide. During 2024, our total employee and temporary staff headcount decreased by approximately 8%. While the majority of our headcount is based in the U.S. at our main manufacturing facility in Beverly, Massachusetts, our business requires our presence where our customers are located around the world, resulting in Axcelis employees working in 28 different countries. Of our total year end 2024 employees and agency temporary staff, 1,081 work in North America, 396 in Asia and 86 in Europe.

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

During 2024, our voluntary turnover rate for employees was 9.1%, or 6.5% without retirements, below the worldwide technology industry (all reported) voluntary turnover average of 11.4% reported in the Aon 2024 Salary Increase and Turnover Study -- December 2024.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to health and wellness insurance and programs that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. Following the COVID-19 pandemic, we have maintained flexible working opportunities for those employees who can, and wish to, work remotely. This flexibility allows us to access workers who do not live near our facilities and provides a desired quality of life benefit to those who wish to work remotely for personal reasons.

Axcelis is dedicated to accessing a workforce that has the skills and qualities required for our jobs, fostering a culture built on the principle of inclusion, and maintaining a workplace free from discrimination. We strongly believe that a the experiences, perspectives and backgrounds of our entire workforce will lead to a better environment for our employees and better products for our customers. Axcelis’ commitment extends to our Board of Directors, our leadership team and all teams and functions across our global locations.

We encourage you to review our 2024 ESG Report (located in the “ESG Hub” under the “Investors” section of our Axcelis.com website). Nothing on our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K.

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

Additional disclosures regarding our environmental initiatives and goals can be found in our 2024 ESG Report located in the “ESG Hub” under the “Investors” section of our Axcelis.com website.

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

We believe that our operations are in compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO 9001:2015, ISO 14001:2015, and ISO 45001:2018 certified at our Beverly, Massachusetts facility and ISO 14001:2015 and ISO 45001:2018 at our Asia Axcelis Operations Center.

Information about our Executive Officers

Russell J. Low, Ph.D., 54, became Axcelis’ CEO in May 2023, also joining the Company’s Board of Directors at that time. Dr. Low joined Axcelis in October 2016, first serving as Executive Vice President, Engineering and then as Executive Vice President, Global Customer and Engineering Operations effective January 2021. Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012. From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology. Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. Dr. Low joined the North American Advisory Board (NAAB) of SEMI International in 2023. He is also a member of the Massachusetts High Tech Council.

James G. Coogan, 44, joined Axcelis as Executive Vice President and CFO in September 2023. Mr. Coogan brings more than 20 years of finance, accounting, and investor relations experience across multiple industries, most recently in aerospace and defense. Mr. Coogan joins Axcelis after serving as Senior Vice President, Chief Financial Officer at Kaman Corporation, a leading provider of aerospace and defense products. During his 15 years with Kaman, he held various management positions including Vice President, Investor Relations and Corporate Development, Assistant Vice President, External Reporting and SEC Compliance, and Director, External Reporting and SEC Compliance. After starting his career at PwC, he held several financial management roles at Ann Taylor Stores Corporation and Mohegan Tribal Gaming Authority before joining Kaman.

Gerald M. Blumenstock, 56, became Axcelis’ Executive Vice President, Research, Development and Engineering in June 2023 leading product development, engineering and R&D. With over 30 years of experience in technology, primarily in the semiconductor capital equipment industry, Mr. Blumenstock brings a unique blend of leadership, technical and business skills gained over a distinguished career. Immediately before joining Axcelis, Mr. Blumenstock was self-employed as a management consultant from 2022 to 2023. Prior to that, Mr. Blumenstock led multiple product business groups as Senior Vice President and General Manager at Veeco Instruments and Vice President and General Manager at Advanced Energy from 2020 to 2022 and as Senior Vice President and General Manager at Veeco Instruments from 2011 to 2020. Additionally, Mr. Blumenstock held the role of Chief Marketing Officer at Veeco directing a corporate rebrand. Prior to that, Mr. Blumenstock held Senior Director level business roles at KLA, Cymer (ASML) and FormFactor, bringing several new products to market. Mr. Blumenstock began his career as an Optics & Materials Engineer at SVGL (ASML) and NASA.

Eileen J. Evans, Esq., 57, joined Axcelis as Executive Vice President and General Counsel in December 2024. Ms. Evans brings more than 25 years of legal and technology business experience to Axcelis, including commercial transactions, merger and acquisition integration, intellectual property, compliance, and corporate matters. Before joining Axcelis, from October 2022 to December 2024, she served as Chief Legal Officer at SunPower, a solar and energy services provider in North America, whose key assets were acquired by Complete Solaria, Inc. From July 2021 to October 2022, Ms. Evans held the top legal job at Redaptive, a tech-enabled sustainability-as-a-service company. Prior to that, from September 2017 to July 2021, she served as Deputy General Counsel at Micro Focus International, a British multinational software and information technology business and before that, as Vice President and Deputy General Counsel at Hewlett Packard Enterprise and Hewlett-Packard Company and Associate General Counsel at Oracle Corporation and Sun Microsystems, Inc. Ms. Evans earned her Juris Doctor from the University of California, Davis and her Bachelor of Arts in Political Science from the University of California, Berkeley. She currently serves on the Board of Directors for the Linux Foundation.

Gregory F. Redinbo, Ph.D., 60, is our Executive Vice President, Marketing and Applications, a position he assumed in September 2022.  He joined Axcelis in 2021 as Senior Vice President of Strategic Marketing and Business Development. Dr. Redinbo has over 25 years of experience in the semiconductor capital equipment industry.  Prior to joining Axcelis, he held the position of Vice President, Global Strategic Accounts at ASML from 2017 to 2020, where his focus was on business and relationship growth with a leading logic manufacturer and prior to that was Global Vice President of Sales, Service and Applications at FEI, a microscopy solutions company, where he worked from 2012 to 2017.  Dr. Redinbo’s past positions also include Director of Sales, US and Europe, and Director of Product Marketing, High Current Products at Varian Semiconductor and Product Management in the Thermal Processing Division at Applied Materials.

Christopher J. Tatnall, Ph.D., 52, became Axcelis’ Executive Vice President, Global Customer Operations in September 2023. In this capacity, Dr. Tatnall is responsible for Worldwide System Sales and Sales Operations, Global Service, Support and Training and the Axcelis Customer Solutions organization. Dr. Tatnall joined Axcelis in March 2022 as Senior Vice President of Sales. Prior to joining Axcelis, he was Vice President and General Manager at MKS Instruments, Plasma and Reactive Gas Division from May 2018 to March 2022, where he led a cross functional team of over 200 members with multiple product lines with both semiconductor and industrial applications. Prior to that, Dr. Tatnall was Senior Director of Customer Operations at Brooks Automation, Semiconductor Sales Manager at Alcatel Vacuum Technology, and Development Engineer at Edwards Vacuum.

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

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries, accounted for 85.8% of total revenue in 2024. Customers based in Asia dominate our international sales. Ion implanter system shipments to customers in Asia represented 81.0% of total system revenue in 2024. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to Chinese customers (both global and domestic Chinese chip manufacturers) will continue to represent a significant portion of our total sales, creating both risk and opportunity.

U.S. export controls on shipments to Chinese customers have been notably increasing since 2020. Since the placement of SMIC on the U.S. Entity List in 2020, we are required to obtain export control licenses to ship to mature process SMIC fabs, which to date, we have been able to obtain. Other chipmakers have been placed on the Entity List, some with, and some without, a similar policy allowing licensed shipments on specified conditions. A new export controls regulatory framework issued by the U.S. in October 2022 and supplemented in 2023, prohibits all semiconductor equipment shipments to Chinese customers (other than certain multi-nationals) who are producing or developing logic, DRAM and NAND chips meeting specific advanced parameters. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to the majority of our Chinese customers. In general, however, continuing revenue from Chinese customers is at higher risk than continuing revenue form customers in other international locations because of trade tensions between the United States government and the Chinese government, and other challenges reflecting China’s stage of development and rapid growth.

Increased U.S. export controls and other political and trade tensions exacerbate the risk that Chinese customers will change suppliers to non-U.S. vendors, such as Advanced Ion Beam Technology, Inc., Nissin Ion Equipment Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd. In addition, two Chinese entities, known as Kingstone Semiconductor and CETC Electronics Equipment Group Co., Ltd., are developing ion implanters for the Chinese domestic market. The loss of a significant customer or any reduction or delays in our ability to ship to any significant customer will adversely affect us.

We source a substantial portion of our materials from outside of the United States. Because of our dependence upon international sales and our global supply chain, our results and prospects may be adversely affected by a number of factors, including:

●	changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;
●	volatility in currency exchange rates;
●	political and economic instability;
●	global health emergencies, such as pandemics have the potential to disrupt our manufacturing operations and those of our supply chain, as well as cause our customers to delay or cancel shipments;
●	difficulties in accounts receivable collections;
●	extended payment terms beyond those customarily offered in the United States;
●	difficulties in managing suppliers, service providers or representatives outside of the United States;
●	difficulties in staffing and managing foreign subsidiary operations; and
●	potential adverse tax consequences.

The U.S. government has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the U.S. government has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers. In 2024, our top ten customers accounted for 45.9% of our net sales, in comparison to 51.7% and 59.4% in 2023 and 2022, respectively. None of our customers have entered into a long-term agreement requiring it to purchase our products. Our customers located in China represent a significant portion of our revenue, and are subject to U.S. export controls restrictions, as discussed above. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Our international operations involve currency risk.

Substantially all of our system sales are billed in U.S. dollars. We also pay almost all non-U.S. vendors providing materials, components, and subassemblies to our U.S. factory in U.S. dollars. Aftermarket revenues of our non-U.S.

subsidiaries are denominated in both local currency and U.S. dollars. The majority of operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies. The establishment of the Axcelis Asia Operations Center in South Korea has increased the volume of our transactions in non-U.S. dollar currencies and increased the impact of foreign exchange gain / loss on the Company’s financial results. The Company experiences translation adjustments when local currency accounts payable on non-U.S. subsidiary books are re-measured for consolidated financial reporting. Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss). The value of the asset or liability in U.S. dollars will increase or decrease relative to the local currency based on changes in the exchange rate between the two currencies over the period. As a result, any unplanned non-cash gains or losses are recorded in the Company’s consolidated financial statements. Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2024, approximately 6.2% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2024, our operations outside of the United States accounted for approximately 9.2% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

We may not be able to maintain and expand our business if we are not able to hire, retain and integrate qualified personnel.

Our business depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense, both in the Boston metropolitan area and in other locations around the world. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may experience insufficient levels of staffing to fully develop, manufacture and market our products and perform services for our customers. As a result, our growth could be limited or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction, all of which could adversely affect our financial results.

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

In the conduct of our business, Axcelis collects, uses, transmits, and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2024 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are almost entirely financially motivated. Axcelis has been and expects to continue to be subject to cybersecurity threats and incidents, including through employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date.

Axcelis implements a “Layered Security Strategy” that aligns with National Institute of Standards and Technology Cybersecurity Framework. To do so, we devote resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. This includes continuously monitoring and reacting to the cybersecurity environment, by implementing best-in-class solutions from several vendors. On an on-going basis, we engage a cybersecurity consultant to validate and advise on the Company’s cyber landscape and to drive employee vigilance through employee cyber training and messaging. We continually replace less secure legacy systems to improve internal and external cyber defenses and maintain a cyber incident response plan including reporting and recovery processes. See Item IC “Cybersecurity” below. In addition, as discussed in our proxy statement, the Audit Committee and the full Board of Directors receive quarterly reports on cybersecurity risks and annual reports on management initiatives to promote cybersecurity.

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

Global pandemics have in the past and may again in the future cause disruptions and restrictions on our operations and ability to travel, and similar disruptions and restrictions impacting our suppliers or customers could adversely affect our sales and operating results. Axcelis’ products rely on an extensive global supply chain, and shortages of certain parts could impact our ability to meet customers’ shipment expectations, negatively affecting our revenues. Such pandemics may drive changes in the demand for certain of our customers’ products, resulting in their delay or cancelation of purchases from us. The extent to which pandemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

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

We operate in jurisdictions with complex and changing tax laws.

We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. In the United States, for example, the Inflation Reduction Act (IRA) imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. To date, the IRA has not materially impacted our effective tax rate.

Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high legislative or regulatory priorities in many jurisdictions. Changes in laws and regulations regarding these matters could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations. As of December 31, 2024, 54 countries have enacted various aspects of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 Pillar Two global minimum tax (GMT). In 35 of those countries, the GMT is effective beginning in 2024. Based on currently enacted law and countries we operate in, the impact of GMT on our 2024 results did not have an impact on our business.

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

Overall, we devote resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. This includes the emerging need to protect our data from the unauthorized incorporation in large language models or other artificial intelligence systems. The Audit Committee and full Board of Directors receive quarterly reports on cybersecurity risks and annual reports on management initiatives to promote cybersecurity.

Item 2. Properties.

We lease our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters. We also lease our Axcelis Asia Operations Center in South Korea, which comprises 38,000 square feet and is principally used for manufacturing, and the Axcelis Logistics Center, a state-of-the-art logistics and flex manufacturing center with 101,800 square feet built to our specifications, in Beverly, Massachusetts.

We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations.

We own 23 acres of undeveloped property in Beverly, Massachusetts, adjacent to our headquarters.

As of December 31, 2024, we also leased 47 other properties, of which 10 are located in the United States and the remainder are located in Asia and Europe, including offices in Taiwan, Singapore, South Korea, China, Japan, Italy and Germany. These properties are used for sales, service and warehousing.

Our Beverly, Massachusetts facility is ISO 9001:2015, ISO 14001:2015, and ISO 45001:2018 certified, our European office is ISO 9001:2015 certified, and our Asia Axcelis Operations Center is ISO 14001:2015 and ISO 45001:2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 23, 2025, we had approximately 668 stockholders of record.

The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2024 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	60	$124.72	60	$182,523
February 1 through February 29	62	$121.31	62	175,007
March 1 through March 31	—		—	175,007
April 1 through April 30	78	$103.33	78	166,999
May 1 through May 31	63	$110.03	63	160,011
June 1 through June 30	—		—	160,011
July 1 through July 31	70	$137.48	70	150,387
August 1 through August 31	48	$111.33	48	145,011
September 1 through September 30	—		—	145,011
October 1 through October 31	104	$96.23	104	135,003
November 1 through November 30	59	$85.37	59	130,012
December 1 through December 31	—		—	$130,012
Total	544		544

We currently maintain one equity compensation plan, the 2012 Equity Incentive Plan (the “2012 Equity Plan”). The number of shares issuable upon vesting of outstanding restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under the 2012 Equity Plan and our 2020 Employee Stock Purchase Plan as of December 31, 2024 are summarized in the following table:

	(A)	(B)	(C)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)) (3)
Equity compensation plans approved by stockholders	464,904	$ -	1,299,342
Equity compensation plans not approved by stockholders	—	N/A	N/A
Total	464,904		1,299,342

(1) Represents 464,904 shares issuable on vesting of outstanding RSUs under the 2012 Equity Plan (some of which will be withheld in respect of tax withholding obligations).
(2) For the purposes of this table, the weighted-average exercise price of outstanding options, warrants and rights includes RSUs as if they had a $0.00 exercise price.
(3) Represents the total shares available for issuance under our 2012 Equity Plan and our 2020 Employee Stock Purchase Plan, as of December 31, 2024, as follows:
(A)

419,955 shares were available for future issuance under the 2012 Equity Plan. Such amount represents the total number of shares reserved for issuance under the 2012 Equity Plan ((7,762,500 shares approved by the shareholders, plus 1,777,029 shares added in accordance with the terms of the 2012 Equity Plan as a result of the expiration or forfeiture of awards granted under our prior equity grant plan that were outstanding at the time of the adoption of the 2012 Equity Plan), less the shares issuable on options and restricted stock units (counted at 1.5 shares each) outstanding under the 2012 Equity Plan included in column (A)) and the shares issued prior to such date on exercise of options and vesting of restricted stock units granted under the 2012 Equity Plan. This plan is generally used for grants to employees and directors and was initially approved by our stockholders at our 2012 annual meeting.

(B)

879,387 shares were available under our 2020 Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (1,000,000) less the shares purchased through December 31, 2024.

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

Revenue for 2024 was $1,017.9 million, compared to $1,130.6 million in 2023. Systems revenue for 2024 was $782.6 million, compared to $883.6 million in 2023. Gross margin percent for the year was 44.7% compared to 43.5% in 2023. Operating profit was $210.8 million in 2024, compared to $265.8 million in 2023. Net income for the year was $201.0 million, compared to $246.3 million in 2023.

The Company is in a strong competitive position. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. Important accomplishments in 2024 included:

●	We delivered revenue of $1,017.9 million in 2024 and earnings per share of $6.15.
●	We remained a technology leader and supplier of choice in the implant-intensive power device segment, which accounted for 56% of the value of our 2024 system shipments.
●	We continued working to expand our footprint with existing and new customers and currently have two Purion evaluation systems in the field at strategic customer sites in key market segments.
●	We continued our investment in our Customer Solutions & Innovation (“CS&I”) aftermarket business to drive financial growth and increased customer satisfaction levels, including the “Digital Tool Box,” an innovative service offering with online training, remote diagnosis and install, and automated troubleshooting guide.
●	We received 22 customer satisfaction awards in 2024. In addition, Axcelis was named to both the 2023 and 2024 editions of Forbes’ List of America’s Best Mid-Cap Companies and to both the Fortune Magazine’s 2023 and 2024 lists of the Top 100 Fastest Growing Companies.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2024, the top 20 semiconductor chip manufacturers accounted for approximately 87.6% of total semiconductor capital equipment spending, down from 92.0% in 2023. Our net revenue from our ten largest customers accounted for 45.9% of total revenue for the year ended December 31, 2024 compared to 51.7% and 59.4% of revenue for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2024, no customers represented ten percent or more of total revenue.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (j) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Our income tax expense includes the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest related to unrecognized tax benefits as interest expense and penalties as operating expense.

Results of Operations

The following year-to-year comparative statements include the 2024 and 2023 year periods. For comparative statements for the 2023 and 2022 periods, please refer to our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2024, as amended by Amendment No. 1 thereto, filed with the Securities and Exchange Commission on February 28, 2024.

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended
	December 31,
	2024	2023
Revenue:
Product	96.0%	96.9%
Services	4.0	3.1
Total revenue	100.0	100.0
Cost of revenue:
Product	51.5	53.8
Services	3.8	2.7
Total cost of revenue	55.3	56.5
Gross profit	44.7	43.5
Operating expenses:
Research and development	10.4	8.6
Sales and marketing	6.7	5.6
General and administrative	6.9	5.8
Total operating expenses	24.0	20.0
Income from operations	20.7	23.5
Other income (expense):
Interest income	2.4	1.6
Interest expense	(0.5)	(0.5)
Other, net	0.1	(0.0)
Total other income	2.0	1.1
Income before income taxes	22.7	24.6
Income tax provision	2.9	2.9
Net income	19.8%	21.7%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period
	December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue:
Product	$976,881	$1,095,650	$(118,769)	(10.8)%
Percentage of revenue	96.0%	96.9%
Services	40,984	34,954	6,030	17.3%
Percentage of revenue	4.0%	3.1%
Total revenue	$1,017,865	$1,130,604	$(112,739)	(10.0)%

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $976.9 million or 96.0% of revenue in 2024, compared with $1,095.7 million or 96.9% of revenue in 2023. The decrease in product revenue in 2024 was primarily driven by a decrease in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2024 and 2023 was $138.2 million and $210.9 million, respectively. The decrease was primarily due to a decrease in system prepayments.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $41.0 million, or 4.0% of revenue for 2024, compared with $35.0 million, or 3.1% of revenue for 2023. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Revenue Categories used by Management

In addition to the line-item revenue categories discussed above, management also uses revenue categorizations which break down revenue into other groupings. Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Systems and Customer Solutions and Innovation (“CS&I”, or “aftermarket”) revenue is

A.	The portion of Product revenue relating to spare parts, product upgrades and used systems combined with;
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

The CS&I/aftermarket revenue categories for the twelve month periods ended December 31, 2024 and 2023 are discussed below.

CS&I/Aftermarket

Revenue from our aftermarket business was $235.3 million in 2024, compared to $247.0 million for 2023. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit (dollars in thousands):

	Year ended		Period-to-Period
	December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Gross Profit:
Product	$452,430	$487,538	$(35,108)	(7.2)%
Product gross margin	46.3%	44.5%

Services	2,224	3,763	(1,539)	(40.9)%
Services gross margin	5.4%	10.7%
Total gross profit	$454,654	$491,301	$(36,647)	(7.5)%
Gross margin	44.7%	43.5%

Product

Gross margin from product revenue was 46.3% for the twelve months ended December 31, 2024, compared to 44.5% for the twelve months ended December 31, 2023. The increase in gross margin resulted from a favorable mix of system shipments and improved margins on Purion systems.

Services

Gross margin from services revenue was 5.4% for the twelve months ended December 31, 2024, compared to 10.7% for the twelve months ended December 31, 2023. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period
	December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development	$105,497	$96,907	$8,590	8.9%
Percentage of revenue	10.4%	8.6%
Sales and marketing	68,046	62,805	5,241	8.3%
Percentage of revenue	6.7%	5.6%
General and administrative	70,317	65,794	4,523	6.9%
Percentage of revenue	6.9%	5.8%
Total operating expenses	$243,860	$225,506	$18,354	8.1%
Percentage of revenue	24.0%	20.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, facilities and amortization and depreciation expenses. Personnel costs are our largest expense, representing $144.2 million, or 59.1% of our total operating expenses, for the year ended December 31, 2024; and $135.1 million, or 59.9% of our total operating expenses for the year ended December 31, 2023.

Research and Development

	Year ended		Period-to-Period
	December 31,		Change
	2024	2023	$ %

	(dollars in thousands)
Research and development	$105,497	$96,907	$8,590	8.9%
Percentage of revenue	10.4%	8.6%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual research and development budgets to fund programs that we expect will drive competitive advantages.

Research and development (“R&D”) expense was $105.5 million in 2024, an increase of $8.6 million, or 8.9%, compared with $96.9 million in 2023. The increase was primarily due to increased outside services, materials and supplies expense to support ongoing R&D projects as well as higher personnel expenses associated with an increase in wages and benefits partially offset by a decrease in variable compensation expense and temporary employee expenses.

Sales and Marketing

	Year ended		Period-to-Period
	December 31,		Change
	2024	2023	$ %

	(dollars in thousands)
Sales and marketing	$68,046	$62,805	$5,241	8.3%
Percentage of revenue	6.7%	5.6%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $68.0 million in 2024, an increase of $5.2 million, or 8.3%, compared with $62.8 million in 2023. The increase was primarily due to higher personnel expenses associated with an increase in wages and stock compensation partially offset by a decrease in variable compensation expense.

General and Administrative

	Year ended		Period-to-Period
	December 31,		Change
	2024	2023	$ %

	(dollars in thousands)
General and administrative	$70,317	$65,794	$4,523	6.9%
Percentage of revenue	6.9%	5.8%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $70.3 million in 2024, an increase of $4.5 million, or 6.9%, compared with $65.8 million in 2023. The increase was primarily due to higher bad debt expense and higher personnel expenses associated with an increase in wages and benefits partially offset by a decrease in variable compensation expense.

Other Income (Expense)

Other income (expense) consists of interest earned and accretion on our invested cash balances, interest expense relating to the finance lease obligation we incurred in connection with the 2015 sale of our headquarters facility (“sale leaseback”) as well as foreign exchange gains and losses attributable to both fluctuations of the U.S. dollar against the local currencies of certain of the countries in which we operate and forward currency exchange contracts.

	Year ended		Period-to-period
	December 31,		change
	2024	2023	$ %

	(dollars in thousands)
Other income (expense):	$19,480	$12,804	$6,676	52.1%
Percentage of revenue	2.0%	1.1%

Other income for the year ended December 31, 2024 was $19.5 million, which includes $24.4 million of interest income on our investments, partially offset by $5.5 million of interest expense related to our sale leaseback obligation and $9.1 million of foreign exchange losses, offset by $9.1 million of foreign exchange gains from forward exchange contracts. Other expense for the year ended December 31, 2023 was $12.8 million, which includes $18.2 million of interest income on our investments, partially offset by $5.3 million of interest expense related to our sale leaseback obligation.

Income Taxes

	Year ended		Period-to-period
	December 31,		change
	2024	2023	$ %

	(dollars in thousands)
Income tax provision	$29,282	$32,336	$(3,054)	(9.4)%
Percentage of revenue	2.9%	2.9%

Income tax expense was $29.3 million for the year ended December 31, 2024, compared to $32.3 million in 2023. The effective tax rate for the year ended December 31, 2024 was 12.7% compared to 11.6% for year the ended December 31, 2023.  The increase in the effective tax rate in 2024 is primarily due to a decrease in the benefit associated with stock-based compensation.

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

In 2024, $140.8 million of cash was provided by operating activities. This compares to $156.9 million of cash provided by operations in 2023. Cash and cash equivalents at December 31, 2024 was $123.5 million, compared to $167.3 million at December 31, 2023. Approximately $41.8 million of cash was located in foreign jurisdictions as of December 31, 2024. In addition to the cash and cash equivalent balance at December 31, 2024, we had $7.6 million in restricted cash which relates to a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, a $0.9 million letter of credit for customs purposes, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2024 was $916.1 million. At December 31, 2024, we had no bank debt.

In 2024, $108.7 million of cash was used in investing activities, $12.2 million of which was used for capital expenditures. We used $539.1 million of cash for purchases of short-term investments in 2024, partially offset by maturities of short-term investment of $442.6 million. We held $447.8 million of short-term investments at December 31, 2024. These short-term investments consist of U.S. Government securities and agency investments. In 2023, $100.9 million of cash was used in investing activities, $20.7 million of which was used for capital expenditures. We used $388.8 million of cash for purchases of short-term investments in 2023, partially offset by maturities of short-term investments of $308.6 million. Total capital expenditures for 2025 are projected to be approximately $20 million. Future capital expenditures beyond 2025 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities for the year ended December 31, 2024 was $71.2 million, which consisted of $60.5 million related to our stock repurchase program, $11.6 million related to net settlement of restricted stock issuances and $1.5 million related to principal reduction on our finance lease. These amounts were partially offset by $2.4 million in proceeds from our employee stock purchase plan. Cash used in financing activities was $68.3 million for the year ended December 31, 2023, which consisted of $52.5 million related to our stock repurchase program, $16.6 million related to net settlement of restricted stock issuances, and $1.2 million of principal reduction on our finance lease. These amounts were partially offset by $2.1 million in proceeds from our employee stock purchase plan.

We have outstanding letters of credit, surety bonds and deposits in the amount of $17.5 million to cover the security deposit under the lease of our headquarters, our workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2024 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2025	2026	2027
Surety bonds	$9,927	$7,183	$2,110	$634
Standby letters of credit and deposits	7,536	7,536	—	—
Total	$17,463	$14,719	$2,110	$634

The following represents our contractual obligations as of December 31, 2024 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	2030-Beyond
Sale leaseback obligation	$79,653	$5,930	$12,136	$12,627	$48,960
Purchase order commitments	187,450	178,644	8,315	469	22
Operating leases	42,119	6,663	8,422	4,650	22,384
Total	$309,222	$191,237	$28,873	$17,746	$71,366

We have no off-balance sheet arrangements as of December 31, 2024. See Note 18 – Income Taxes in the Notes to the Consolidated Financial Statements for information related to our unrecognized tax benefits.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2024 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2024, there was no cash associated with indefinitely reinvested foreign earnings. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

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

We have a cash collateralized letter of credit of $5.9 million, which is classified as long-term restricted cash on our balance sheet at December 31, 2024.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Related-Party Transactions

There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2024, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments at December 31, 2024. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. We have entered forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. During the years ended December 31, 2024 and 2023, approximately 6.2% and 5.8% of our revenue, respectively, were derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2024 and 2023, our operations outside the United States accounted for approximately 9.2% and 9.4% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

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

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2025 (the “Proxy Statement”) captioned:

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Adoption of ASU 2023-07 Segment Reporting (Topic 280)

As discussed in Note 2 to the consolidated financial statements, the Company changed its segment disclosures in 2024 and 2023 due to the adoption of ASU No. 2023-07, Segment Reporting.

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

Systems Revenue recognition
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generates revenue from the sale of ion implantation and other processing equipment used in the manufacture of semiconductor chips (“systems revenue”). The Company’s revenue contracts for systems have multiple performance obligations, including the systems themselves and obligations that are not delivered simultaneously with the systems. Systems revenue accounted for $782.6 million of the Company’s total revenue of $1.0 billion in 2024.

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

Estimate of Excess Inventory
Description of the Matter

The Company’s inventories totaled $282.2 million, net, as of December 31, 2024. As described in Note 2 and Note 6 to the consolidated financial statements, the Company records a provision for estimated excess inventory. Management determines the provision using its assumptions of future materials usage, based on estimates of demand and market conditions.

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

Boston, Massachusetts

February 27, 2025

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2024	2023	2022
Revenue:
Product	$976,881	$1,095,650	$890,582
Services	40,984	34,954	29,416
Total revenue	1,017,865	1,130,604	919,998
Cost of revenue:
Product	524,451	608,112	492,104
Services	38,760	31,191	26,104
Total cost of revenue	563,211	639,303	518,208
Gross profit	454,654	491,301	401,790
Operating expenses:
Research and development	105,497	96,907	78,356
Sales and marketing	68,046	62,805	53,599
General and administrative	70,317	65,794	57,474
Total operating expenses	243,860	225,506	189,429
Income from operations	210,794	265,795	212,361
Other income (expense):
Interest income	24,403	18,199	4,551
Interest expense	(5,462)	(5,347)	(5,576)
Other, net	539	(48)	(6,451)
Total other income (expense)	19,480	12,804	(7,476)
Income before income taxes	230,274	278,599	204,885
Income tax provision	29,282	32,336	21,806
Net income	$200,992	$246,263	$183,079
Net income per share:
Basic	$6.17	$7.52	$5.54
Diluted	$6.15	$7.43	$5.46
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,552	32,758	33,043
Diluted weighted average shares of common stock	32,704	33,165	33,542

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2024	2023	2022
Net income	$200,992	$246,263	$183,079
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,297)	38	(4,058)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	(71)	84	325
Total other comprehensive (loss) income	(4,368)	122	(3,733)
Comprehensive income	$196,624	$246,385	$179,346

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$123,512	$167,297
Short-term investments	447,831	338,851
Accounts receivable, net	203,149	217,964
Inventories, net	282,225	306,482
Prepaid income taxes	6,420	—
Prepaid expenses and other current assets	60,471	49,397
Total current assets	1,123,608	1,079,991
Property, plant and equipment, net	53,784	53,971
Operating lease assets	29,621	30,716
Finance lease assets, net	15,346	16,632
Long-term restricted cash	7,552	6,654
Deferred income taxes	68,277	53,428
Other assets	50,593	40,575
Total assets	$1,348,781	$1,281,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,928	$54,400
Accrued compensation	25,536	31,445
Warranty	13,022	14,098
Income taxes	—	6,164
Deferred revenue	94,673	164,677
Current portion of finance lease obligation	1,345	1,511
Other current liabilities	26,018	12,834
Total current liabilities	207,522	285,129
Long-term finance lease obligation	42,329	43,674
Long-term deferred revenue	43,501	46,208
Other long-term liabilities	42,639	42,074
Total liabilities	335,991	417,085
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,365 shares issued and outstanding at December 31, 2024; 32,685 shares issued and outstanding at December 31, 2023	32	33
Additional paid-in capital	548,654	547,189
Retained earnings	470,318	319,506
Accumulated other comprehensive loss	(6,214)	(1,846)
Total stockholders’ equity	1,012,790	864,882
Total liabilities and stockholders’ equity	$1,348,781	$1,281,967

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated	Accumulated
			Additional	Deficit /	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	33,240	33	559,883	(22,722)	1,765	$538,959
Net income	—	—	—	183,079	—	183,079
Foreign currency translation adjustments	—	—	—	—	(4,058)	(4,058)
Change in pension obligation, net of tax	—	—	—	—	325	325
Exercise of stock options	103	—	1,247	—	—	1,247
Issuance of stock under Employee Stock Purchase Plan	29	—	1,662	—	—	1,662
Issuance of restricted shares of common stock	291	—	(9,907)	—	—	(9,907)
Stock-based compensation expense	—	—	13,444	—	—	13,444
Repurchase of common stock	(888)	—	(16,030)	(41,465)	—	(57,495)
Balance at December 31, 2022	32,775	33	550,299	118,892	(1,968)	667,256
Net income	—	—	—	246,263	—	246,263
Foreign currency translation adjustments	—	—	—	—	38	38
Change in pension obligation, net of tax	—	—	—	—	84	84
Exercise of stock options	3	—	25	—	—	25
Issuance of stock under Employee Stock Purchase Plan	16	—	2,057	—	—	2,057
Issuance of restricted shares of common stock	271	—	(16,611)	—	—	(16,611)
Stock-based compensation expense	—	—	18,269	—	—	18,269
Repurchase of common stock	(380)	—	(6,850)	(45,649)	—	(52,499)
Balance at December 31, 2023	32,685	33	547,189	319,506	(1,846)	864,882
Net income	—	—	—	200,992	—	200,992
Foreign currency translation adjustments	—	—	—	—	(4,297)	(4,297)
Change in pension obligation, net of tax	—	—	—	—	(71)	(71)
Issuance of stock under Employee Stock Purchase Plan	30	—	2,385	—	—	2,385
Issuance of restricted shares of common stock	194	—	(11,563)	—	—	(11,563)
Stock-based compensation expense	—	—	20,951	—	—	20,951
Repurchase of common stock	(544)	(1)	(10,308)	(50,180)	—	(60,489)
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$200,992	$246,263	$183,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,809	13,069	11,607
Deferred income taxes	(15,594)	(20,018)	8,536
Stock-based compensation expense	20,951	18,269	13,444
Provision for doubtful accounts	2,987	1,129	—
Provision for excess and obsolete inventory	5,966	5,211	4,565
Accretion of discounts and premiums on marketable securities	(12,435)	(12,077)	—
Unrealized currency loss on foreign denominated transactions	7,811	2,252	5,986
Mark-to-market adjustment on forward exchange contracts	(267)	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,909	(50,755)	(67,270)
Inventories	5,917	(69,957)	(58,433)
Prepaid expenses and other current assets	(11,703)	(16,046)	(6,533)
Accounts payable and other current liabilities	(413)	(8,103)	31,392
Deferred revenue	(71,097)	56,183	86,366
Income taxes	(9,034)	3,786	3,493
Other assets and liabilities	(5,981)	(12,337)	(625)
Net cash provided by operating activities	140,818	156,869	215,607

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(12,181)	(20,656)	(10,683)
Purchase of short-term investments	(539,120)	(388,809)	(246,571)
Maturities of short-term investments	442,575	308,607	—
Net cash used in investing activities	(108,726)	(100,858)	(257,254)

Cash flows from financing activities
Net settlement on restricted stock grants	(11,563)	(16,611)	(9,907)
Repurchase of common stock	(60,489)	(52,499)	(57,495)
Proceeds from Employee Stock Purchase Plan purchases	2,385	2,057	1,662
Principal payments on finance lease obligation	(1,525)	(1,240)	(987)
Proceeds from exercise of stock options	—	25	1,247
Net cash used in financing activities	(71,192)	(68,268)	(65,480)

Effect of exchange rate changes on cash and cash equivalents	(3,787)	(139)	(2,206)
Net decrease in cash, cash equivalents and restricted cash	(42,887)	(12,396)	(109,333)

Cash, cash equivalents and restricted cash at beginning of period	173,951	186,347	295,680
Cash, cash equivalents and restricted cash at end of period	$131,064	$173,951	$186,347

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes	$61,133	$54,217	$10,763
Interest	$4,727	$4,874	$4,992

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Axcelis Technologies, Inc. (“Axcelis” “We” or the “Company”) was incorporated in Delaware in 1995, and is a worldwide producer of ion implantation and other processing equipment used in the fabrication of semiconductor chips in the United States, Europe and Asia. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including spare parts, equipment upgrades, maintenance services and customer training.

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

Events occurring subsequent to December 31, 2024 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

For the years ended December 31, 2024, 2023, and 2022 we had foreign exchange losses of $9.1 million, $0.5 million, and $6.6 million, respectively.

(d)          Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. We have entered into forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. As of December 31, 2024, we had open contracts with a notional value of $112.0 million. We measure these instruments at fair value and recognize assets or liabilities associated with the fair value on these open contracts on the Consolidated Balance Sheets at the end of each reporting period. At December 31, 2024, the recognized unrealized gain on these forward exchange contracts was approximately $0.3 million. Unrealized gains and losses are shown in our cash flows from operating activities within our Consolidated Statement of Cash Flows. We have not designated these forward exchange contracts as hedging instruments and we record changes in the fair values at each measurement date in Other, net on the Consolidated Statements of Operations. For the year ended December 31, 2024, we recorded $9.1 million of gain on forward currency exchange contracts.

We do not offset fair value amounts of derivative instruments. We do not use derivative instruments for speculative purposes.

(e)          Cash, Cash Equivalents and Short-term Investments

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

(f)          Inventories

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

(g)          Property, Plant and Equipment and Leased Assets

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

(h)          Impairment of Long-Lived Assets

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

We did not have any indicators of impairment during the period ending December 31, 2024. We did not record an impairment charge in the years ended December 31, 2024, 2023, or 2022.

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

(i)         Concentration of Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash equivalents, short-term investments and accounts receivable. Our cash equivalents and short-term investments are principally maintained in investment grade money-market funds, U.S. Government and Agency Securities and deposit accounts.

Other than our currency exchange contracts, we have no significant off-balance sheet risk relating to option contracts or other hedging arrangements.

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

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 45.9%, 51.7% and 59.4% of revenue in 2024, 2023 and 2022, respectively.

For the years ended December 31, 2024 and December 31, 2023, we had no customers representing 10% or greater of total revenue. For the year ended December 31, 2022, we had two customers representing 13.1% and 11.5% of total revenue, respectively.

As of December 31, 2024, we had one customer account for 10.0% of consolidated accounts receivable. As of December 31, 2023, we had one customer account for 12.2% of consolidated accounts receivable.

Some of the components and sub-assemblies included in our products are obtained either from a sole source or a limited group of suppliers. Disruption to our supply source, resulting either from economic conditions or other factors, could affect our ability to deliver products to our customers.

(j)          Revenue Recognition

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

(k)          Recognizing Assets related to Recoverable Customer Contract Costs

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

(l)          Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue.

(m)          Stock-Based Compensation

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

(n)         Income Taxes

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

(o)         Computation of Net Income per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock had been issued, calculated using the treasury stock method.

The components of net income per share are as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands, except per share data)
Net income available to common stockholders	$200,992	$246,263	$183,079
Weighted average shares of common stock outstanding used in computing basic income per share	32,552	32,758	33,043
Incremental options and RSUs	152	407	499
Weighted average shares of common stock used in computing diluted net income per share	32,704	33,165	33,542
Net income per share
Basic	$6.17	$7.52	$5.54
Diluted	$6.15	$7.43	$5.46

Diluted weighted average shares of common stock outstanding does not include restricted stock units outstanding to purchase 122,294, 6,025 and 4,929 common equivalent shares for the periods ended December 31, 2024, 2023 and 2022, respectively, as their effect would have been anti-dilutive.

(p)          Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the year ended December 31, 2024:

	Foreign	Defined benefit
	currency	pension plan	Total

	(in thousands)
Balance at December 31, 2023	$(1,956)	$110	$(1,846)
Other comprehensive loss and pension reclassification	(4,297)	(71)	(4,368)
Balance at December 31, 2024	$(6,253)	$39	$(6,214)

(q)         Recent Accounting Guidance

In November 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 is intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 within this Annual Report on Form 10-K and we applied the update retrospectively for all prior periods presented in the consolidated financial statements. See Note 17 for related disclosures.

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

In November 2024 the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance the disclosures for expenses for all public entities in accordance with ASC Topic 220, Income Statement-Reporting Comprehensive Income. ASU 2024-03 addresses investor requests for more detailed information about expenses, specifically cost of sales and selling, general, and administrative expenses (“SG&A”). ASU 2024-03 requires a public entity to disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption presented on the face of the income statement as well as a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. A public entity should apply ASU 2024-03 either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

Note 3. Revenue

We design, manufacture and service ion implantation and other processing equipment used in the fabrication of semiconductor chips and sell our products to leading semiconductor chip manufacturers worldwide. We offer a complete line of high energy, high current and medium current implanters for all application requirements. In addition, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance service and customer training. Our revenue recognition policies are set forth in Section (j) of Note 2, Summary of Significant Accounting Policies.

(a)	Alternative Operational Revenue Categories used by Management

To reflect the organization of our business operations, management reviews revenue in two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as Customer Solutions & Innovation (“CS&I”) or “aftermarket.”

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2024	2023	2022

	(in thousands)
Systems	$782,559	$883,604	$692,061
Aftermarket	235,306	247,000	227,937
Total Revenue	$1,017,865	$1,130,604	$919,998

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

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2024	2023	2022

	(in thousands)
North America	$144,066	$174,810	$143,701
Asia Pacific	781,039	811,308	673,752
Europe	92,760	144,486	102,545
Total Revenue	$1,017,865	$1,130,604	$919,998

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract liabilities are as follows:

	Year ended
	December 31,
	2024	2023	2022

	(in thousands)
Balance, beginning of the period	$210,885	$154,777	$68,436
Deferral of revenue*	65,708	185,688	146,674
Recognition of deferred revenue	(138,419)	(129,580)	(60,333)
Balance, end of the period	$138,174	$210,885	$154,777

* Amount is net of a reclassification of $12.7 million from deferred revenue to refund liability for the year ended December 31, 2024.

Contract liabilities are reflected as deferred revenue on the consolidated balance sheet. Contract liabilities relate to payments received or amounts invoiced in advance of completion of performance obligations under a contract. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

As of December 31, 2024, we had deferred revenue of $138.2 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied. Short-term deferred revenue of $94.7 million as of December 31, 2024 represents performance obligations that are expected to be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $43.5 million as of December 31, 2024 relates to prepayments made prior to system delivery as well as to extended warranty performance obligations that we expect to be completed in excess of the next 12 months but within the next 24 months.

The majority of our system transactions have either (1) payment terms that are 90% due upon shipment of the system and 10% due upon acceptance or (2) a pre-shipment deposit ranging from 20% to 60%, with the remainder due upon shipment, less 10% due at acceptance. Aftermarket transaction payment terms are such that payment is due either within 30 or 60 days of service provided or parts delivered.

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$123,512	$167,297
Long-term restricted cash	7,552	6,654
Total cash, cash equivalents and restricted cash	$131,064	$173,951

As of December 31, 2024, we had $7.6 million in restricted cash which relates to a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, a $0.9 million letter of credit for customs purposes, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

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

The following table shows changes of the allowances for credit losses related to trade receivables for the twelve months ended December 31, 2024 and 2023, respectively:

	Year ended
	December 31,
	2024	2023

	(in thousands)
Balance, beginning of period	$460	$—
Provision for credit losses	3,446	1,117
Charge-offs	(3,446)	(657)
Recoveries	(460)	—
Balance, end of period	$—	$460

The components of accounts receivable are as follows:

	December 31,
	2024	2023

	(in thousands)
Trade receivables	$203,149	$218,424
Allowance for doubtful accounts	—	(460)
Trade receivables, net	$203,149	$217,964

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Raw materials	$227,141	$231,200
Work in process	34,490	45,373
Finished goods (completed systems)	20,594	29,909
Inventories, net	$282,225	$306,482

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and the size and utilization of our installed base, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2024, we recorded an increase of $0.6 million in inventory reserves. At December 31, 2024 and 2023, inventories are stated net of inventory reserves of $5.8 million and $5.2 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, we recorded charges to cost of sales of $6.0 million, $5.2 million and $4.6 million, respectively, to adjust inventories to their lower of cost or net realizable value.

We have inventory on consignment at customer locations at December 31, 2024 and 2023, of $5.6 million and $6.5 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2024	2023

	(in thousands)
Land and buildings	$25,813	$21,802
Machinery and equipment	45,482	41,547
Construction in process	13,598	17,055
Total cost	84,893	80,404
Accumulated depreciation	(31,109)	(26,433)
Property, plant and equipment, net	$53,784	$53,971

Depreciation expense was $7.7 million, $6.2 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10 year estimated useful life. Their components are as follows:

	December 31,
	2024	2023

	(in thousands)
Internal use assets	$90,252	$76,273
Construction in process	964	236
Total cost	91,216	76,509
Accumulated depreciation	(46,045)	(39,588)
Assets manufactured for internal use, net	$45,171	$36,921

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $6.8 million, $5.6 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

		December 31,	December 31,
Leases	Classification	2024	2023

Assets		(in thousands)
Operating leases	Operating lease assets	$29,621	$30,716
Finance lease	Finance lease assets*	15,346	16,632
Total leased assets		$44,967	$47,348
Liabilities
Current
Operating	Other current liabilities	$4,470	$4,978
Finance	Current portion of finance lease obligation	1,345	1,511
Non-current
Operating	Other long-term liabilities	25,321	25,724
Finance	Finance lease obligation	42,329	43,674
Total lease liabilities		$73,465	$75,887

*Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.5 million of prepaid financing costs as of December 31, 2024. Finance lease assets are recorded net of accumulated depreciation of $46.4 million and include $0.6 million of prepaid financing costs as of December 31, 2023.

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

December 31, 2024, 2023 and 2022 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2024	2023	2022

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$6,898	$7,297	$5,427
Research and development	Operating expenses	622	587	322
Sales and marketing*	Operating expenses	1,817	1,674	1,526
General and administrative*	Operating expenses	991	1,111	1,065
Total operating lease cost		$10,328	$10,669	$8,340
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$1,285	$1,310	$1,296
Interest on lease liabilities	Interest expense	4,727	4,874	4,992
Total finance lease cost		$6,012	$6,184	$6,288

Total lease cost		$16,340	$16,853	$14,628

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $2.1 million, $2.1 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2025	$5,930	$6,663	$12,593
2026	6,008	5,083	11,091
2027	6,128	3,339	9,467
2028	6,251	2,381	8,632
2029	6,376	2,269	8,645
Thereafter	48,960	22,384	71,344
Total lease payments	$79,653	$42,119	$121,772
Less interest portion*	(35,979)	(12,328)	(48,307)
Finance lease and operating lease obligations	$43,674	$29,791	$73,465

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised as of December 31, 2024.

December 31,
Lease term and discount rate	2024
Weighted-average remaining lease term (years):
Operating leases	11.0
Finance leases	12.1
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

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

	Year ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023	2022

	(in thousands)
Operating cash outflows from operating leases	$10,328	$10,669	$8,340
Operating cash outflows from finance leases	4,727	4,874	4,992
Financing cash outflows from finance leases	1,525	1,240	987
Operating lease assets obtained in exchange for operating lease liabilities	5,324	26,890	6,173
Finance lease assets obtained in exchange for new finance lease liabilities	—	—	—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Balance at January 1 (beginning of year)	$16,757	$10,487	$6,924
Warranties issued during the period	11,263	12,893	10,597
Settlements made during the period	(12,160)	(10,230)	(6,798)
Changes in estimate of liability for pre-existing warranties during the period	(677)	3,607	(236)
Balance at December 31 (end of period)	$15,183	$16,757	$10,487

Amount classified as current	$13,022	$14,098	$8,299
Amount classified as long-term (within other long-term liabilities)	2,161	2,659	2,188
Total warranty liability	$15,183	$16,757	$10,487

Note 11. Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting purposes and, as such, we recorded a financing obligation of $43.7 million as of December 31, 2024, $1.3 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. As of December 31, 2024, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet at December 31, 2024.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2024, 2023 and 2022, we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $3.4 million, $3.4 million and $2.7 million, for 2024, 2023 and 2022, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $3.1 million and $3.2 million at December 31, 2024 and 2023, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2024	2023

	(in thousands)
Long-term:
Other long-term liabilities	3,117	3,160
Total liabilities	$3,117	$3,160

The expense recorded in connection with these plans was $1.7 million, $1.7 million and $1.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Stock options granted to employees generally vest over a period of four years, while stock options granted to non-employee members of the Company’s Board of Directors generally vest over a period of six months and, once vested, are not affected by the director’s termination of service to the Company. In limited circumstances, the Company may grant stock option awards with market-based vesting conditions, such as the Company’s common stock price, or other performance conditions. Termination of service by an employee will cause options to cease vesting as of the date of termination, and in most cases, employees will have 90 days after termination to exercise options that were vested as of the termination of employment. In general, retiring employees will have one year after termination of employment to exercise vested options. The Company settles stock option exercises with newly issued shares of common stock.

Restricted stock units granted to employees during 2024 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non-employee members of the Company’s Board of Directors in 2024 vest over a service period of one year. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued shares of common stock. No restricted stock was granted during the three year period ended December 31, 2024.

As of December 31, 2024, there were 0.5 million shares available for grant under the 2012 Equity Plan.

As of December 31, 2024, there were no options outstanding and 0.5 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

The 2020 ESPP is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the 2020 ESPP was approximately $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there were approximately 0.9 million shares reserved for issuance and available for purchase under the 2020 ESPP, with 19,268 shares purchased on that date to be issued pending settlement. 0.1 million shares were purchased under the 2020 ESPP for the year ended December 31, 2024. Less than 0.1 million shares were purchased under the 2020 ESPP for both of the years ended December 31, 2023 and 2022.

(c)          Valuation of Restricted Stock Units

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant.

(d)          Summary of Stock-based Compensation Expense

We use the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock-based awards, including executive officer awards, for the years ended December 31, 2024, 2023 and 2022.

For the years ended December 31, 2024, 2023 and 2022, we recognized stock-based compensation expense of $21.0 million, $18.3 million and $13.4 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2024, 2023 and 2022, we used restricted stock units in our annual equity compensation program.

The benefit of tax deductions in excess of recognized compensation cost is reported in the consolidated statements of cash flows as part of cash flows from operating activities. For the year ended December 31, 2024, the tax deductions in excess of recognized compensation cost had no material impact.

(e)        Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2024 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2024, 2023 and 2022. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non-vested restricted stock units for the year ended December 31, 2024 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2023	538	$77.22
Granted	249	112.45
Vested	(296)	112.92
Forfeited	(26)	81.32
Outstanding at December 31, 2024	465	$103.09

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2024, 2023 and 2022 was $112.45, $125.11 and $55.47, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2024, there was $37.0 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. At December 31, 2024 and 2023, there were 32.4 million and 32.7 million outstanding shares of common stock, respectively.

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

The following table sets forth Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$81,320	$—	$—	$81,320
Short-term investments (U.S. Government Securities and Agency Investments)	448,296	—	—	448,296
Mark-to-market adjustment on forward exchange contracts	—	267	—	267
Total	$529,616	$267	$—	$529,883

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$118,278	$—	$—	$118,278
Short-term investments (U.S. Government Securities and Agency Investments)	339,240	—	—	339,240
Total	$457,518	$—	$—	$457,518

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

(a)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $187.5 million at December 31, 2024, approximately $178.6 million of which are expected to occur in 2025.

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

The Company’s chief operating decision maker (“CODM”) is our chief executive officer. The CODM assesses financial performance for the company and decides how to allocate resources based on consolidated net income, such as determining the amount of resources to allocate to research and development projects, stock repurchases, or other growth opportunities. Segment asset information is provided to the CODM but it is not used to allocate resources.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Revenue:	$1,017,865	$1,130,604	$919,998
Less:
Cost of revenue	563,211	639,303	518,208
Research and development	105,497	96,907	78,356
Sales and marketing	68,046	62,805	53,599
General and administrative	70,317	65,794	57,474
Total other income (expense)	19,480	12,804	(7,476)
Income tax provision	29,282	32,336	21,806
Segment Net Income	$200,992	$246,263	$183,079
Reconciliation of profit or loss Adjustments and reconciling items	-	-	-
Net income	$200,992	$246,263	$183,079

The above table includes depreciation expense and amortization expense of $15.8 million, $13.1 million and $11.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Our ion implantation systems product line includes high current, medium current and high energy implanters. Other legacy processing products include curing and thermal processing systems. In addition to new equipment, we provide post-sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

Revenue by product lines is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Ion implantation systems and services	$1,001,045	$1,111,278	$898,132
Other systems and services	16,820	19,326	21,866
Total revenue	$1,017,865	$1,130,604	$919,998

Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets

	(in thousands)
2024
United States	$632,028	$94,132
Europe	38,089	311
Asia Pacific	347,748	4,512
	$1,017,865	$98,955
2023
United States	$749,288	$86,482
Europe	45,583	382
Asia Pacific	335,733	4,040
	$1,130,604	$90,904
2022
United States	$634,081	$66,227
Europe	38,963	212
Asia Pacific	246,954	3,464
	$919,998	$69,903

Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Asia Pacific consist of manufacturing, sales and service organizations. Operations in Europe consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $873.8 million (85.8% of total revenue), $950.4 million (84.1% of total revenue) and $776.3 million (84.4% of total revenue) in 2024, 2023 and 2022, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
United States	$222,160	$270,842	$198,028
Foreign	8,114	7,757	6,857
Income before income taxes	$230,274	$278,599	$204,885

Provision for income taxes is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Current:
United States
Federal	$38,963	$46,871	$8,430
State	2,026	1,985	1,716
Foreign	3,887	3,498	3,124
Total current	44,876	52,354	13,270
Deferred:
Federal	(13,758)	(18,526)	9,097
State	205	(440)	(102)
Foreign	(2,041)	(1,052)	(459)
Total deferred	(15,594)	(20,018)	8,536
Income tax provision	$29,282	$32,336	$21,806

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate of 12.7% is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Income taxes at the United States statutory rate	$48,358	$58,506	$43,026
State income taxes	1,136	1,062	1,075
Foreign-derived intangible income	(20,439)	(24,052)	(20,526)
Research and other tax credits	(6,037)	(5,955)	(5,469)
Stock-based compensation	(2,765)	(6,718)	(3,818)
Nondeductible compensation	2,834	4,488	2,692
Effect of change in valuation allowance	3,169	1,978	680
Unrecognized tax benefits	761	1,053	705
Other, net	2,265	1,974	3,441
Income tax provision	$29,282	$32,336	$21,806

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	Year ended December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$52	$96
Foreign net operating loss carryforwards	122	182
Federal tax credit carryforwards	3,378	1,999
State tax credit carryforwards	11,357	9,560
Property, plant and equipment	4,896	6,979
Operating lease liability	5,504	5,564
Accrued compensation	313	242
Inventories	552	804
Stock compensation	2,399	1,790
Warranty	2,666	3,108
Deferred revenue	6,562	6,389
Capitalized research and development costs	54,673	38,036
Gross deferred tax assets	92,474	74,749
Valuation allowance	(14,736)	(10,963)
Net deferred tax assets	77,738	63,786
Deferred tax liabilities:
Intangible assets	—	—
Right-of-use asset	(8,750)	(9,155)
Other	(711)	(1,203)
Gross deferred tax liabilities	(9,461)	(10,358)
Deferred taxes, net	$68,277	$53,428

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

At December 31, 2024, we maintained a $14.7 million valuation allowance in the U.S. against certain tax credits and state net operating losses due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents an increase of $3.8 million from the prior year.

At December 31, 2024, we had research and development and other tax credit carryforwards of $17.4 million. These carry forwards are subject to an uncertain tax position reserve of $6.0 million. These credits can be used to reduce future federal and state income tax liabilities and expire principally between 2025 and 2036.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2024 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2024, there is no cash associated with indefinitely reinvested foreign earnings. We did not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2021. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

At December 31, 2024, we had unrecognized tax benefits related to uncertain tax positions of $12.5 million, $9.0 million of which is recorded as a long-term liability, and the remainder of which reduced the Company’s state deferred tax assets and the offsetting valuation allowance. We recognized $0.7 million in interest and penalty expenses for the year ended December 31, 2024 relating to these uncertain tax positions. These unrecognized tax benefits, if recognized, would reduce the effective tax rate and also reverse associated accrued interest and penalty expenses.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$11,926	$10,443	$9,961
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(330)	(271)	(122)
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	—	(708)
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	947	1,754	1,312
Balance at end of year	$12,543	$11,926	$10,443

Recorded as other long-term liability	$9,049	$8,344	$7,190
Recorded as a decrease in deferred tax assets	3,494	3,582	3,253
Balance at end of year	$12,543	$11,926	$10,443

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2024
Allowance for doubtful accounts and returns	$460	$3,446	$3,906	$—
Deferred tax valuation allowance	10,963	3,773	—	14,736
Year ended December 31, 2023
Allowance for doubtful accounts and returns	$—	$1,117	$657	$460
Deferred tax valuation allowance	8,370	3,196	603	10,963
Year ended December 31, 2022
Allowance for doubtful accounts and returns	$—	$—	—	$—
Deferred tax valuation allowance	7,689	1,529	848	8,370

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed November 2, 2017. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 3, 2017.

3.2	Bylaws of the Company, as amended and restated as of May 11, 2022. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on May 11, 2022.

3.3

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

10.1*	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended by the Board of Directors on November 13, 2024. Filed herewith.

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

10.8*	Named Executive Officer Base Compensation at February 15, 2025. Filed herewith.

10.9*	Non-Employee Director Cash Compensation at February 15, 2025. Filed herewith.

10.10*	Employment Agreement between the Company and Russell J. Low dated May 11, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Commission on May 12, 2023.

10.11*

2023 Amended and Restated Employment Agreement between the Company and Mary G. Puma dated February 24, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Commission on April 18, 2023.

Exhibit No.	Description
10.12*

Form of Executive Separation Pay Agreement between the Company and each of its executive officers other than Russell J. Low, including Gregory F. Redinbo, Gerald M. Blumenstock, Christopher J. Tatnall, James G. Coogan and Eileen J. Evans, having dates from September 6, 2022 to December 12, 2024. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

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

19.1

2023 Insider Trading Policy, as adopted by the Board of Directors on August 10, 2023. Incorporated by reference to Exhibit 19.1 of the Company’s report on Form 10-K filed with the Commission on February 23, 2024.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 27, 2025. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 27, 2025. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 27, 2025. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 27, 2025. Filed herewith.

97*

Executive Compensation Clawback Policy, as adopted by the Board of Directors on August 10, 2023. Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on February 23, 2024.

101

The following materials from the Company’s Form 10-K for the year ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell J. Low	Director and Principal Executive Officer	February 27, 2025
Russell J. Low

/s/ James G. Coogan	Principal Accounting and Financial Officer	February 27, 2025
James G. Coogan

	Director	February 27, 2025

Tzu-Yin Chiu

/s/ Gregory B. Graves	Director	February 27, 2025
Gregory B. Graves

/s/ John T. Kurtzweil	Director	February 27, 2025
John T. Kurtzweil

/s/ Jeanne Quirk	Director	February 27, 2025
Jeanne Quirk

/s/ Necip Sayiner	Director	February 27, 2025
Necip Sayiner

/s/ Thomas St. Dennis	Director	February 27, 2025
Thomas St. Dennis

/s/ Jorge Titinger	Director	February 27, 2025
Jorge Titinger

/s/ Dipti Vachani	Director	February 27, 2025

Dipti Vachani