Form 10-Q
period 2025-03-31
AXCELIS TECHNOLOGIES INC
filed 2025-05-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 32,129,538 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Revenue:
Product	$182,824	$243,418
Services	9,739	8,954
Total revenue	192,563	252,372
Cost of revenue:
Product	94,500	127,912
Services	9,295	8,409
Total cost of revenue	103,795	136,321
Gross profit	88,768	116,051
Operating expenses:
Research and development	27,128	25,662
Sales and marketing	15,124	17,445
General and administrative	17,357	16,405
Total operating expenses	59,609	59,512
Income from operations	29,159	56,539
Other income (expense):
Interest income	5,601	5,516
Interest expense	(1,367)	(1,346)
Other, net	(309)	(1,710)
Total other income	3,925	2,460
Income before income taxes	33,084	58,999
Income tax provision	4,505	7,404
Net income	$28,579	$51,595
Net income per share:
Basic	$0.89	$1.58
Diluted	$0.88	$1.57
Shares used in computing net income per share:
Basic weighted average shares of common stock	32,258	32,638
Diluted weighted average shares of common stock	32,335	32,926

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net income	$28,579	$51,595
Other comprehensive income (loss):
Foreign currency translation adjustments	646	(1,731)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	—	5
Unrealized gains on available-for-sale investments	81	—
Total other comprehensive income (loss)	727	(1,726)
Comprehensive income	$29,306	$49,869

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$183,957	$123,512
Short-term investments	403,102	447,831
Accounts receivable, net	164,949	203,149
Inventories, net	295,850	282,225
Prepaid income taxes	6,615	6,420
Prepaid expenses and other current assets	59,463	60,471
Total current assets	1,113,936	1,123,608
Property, plant and equipment, net	57,034	53,784
Operating lease assets	28,767	29,621
Finance lease assets, net	15,025	15,346
Long-term restricted cash	7,553	7,552
Deferred income taxes	69,334	68,277
Other assets	48,969	50,593
Total assets	$1,340,618	$1,348,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,985	$46,928
Accrued compensation	14,796	25,536
Warranty	11,882	13,022
Deferred revenue	110,456	94,673
Current portion of finance lease obligation	1,370	1,345
Other current liabilities	22,881	26,018
Total current liabilities	200,370	207,522
Long-term finance lease obligation	41,958	42,329
Long-term deferred revenue	28,868	43,501
Other long-term liabilities	42,184	42,639
Total liabilities	313,380	335,991
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 32,129 shares issued and outstanding at March 31, 2025; 32,365 shares issued and outstanding at December 31, 2024	32	32
Additional paid-in capital	547,020	548,654
Retained earnings	485,673	470,318
Accumulated other comprehensive loss	(5,487)	(6,214)
Total stockholders’ equity	1,027,238	1,012,790
Total liabilities and stockholders’ equity	$1,340,618	$1,348,781

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2023	32,685	$33	$547,189	$319,506	$(1,846)	$864,882
Net income	—	—	—	51,595	—	51,595
Foreign currency translation adjustments	—	—	—	—	(1,731)	(1,731)
Change in pension obligation	—	—	—	—	5	5
Issuance of common stock on restricted stock units, net of shares withheld	42	—	(2,699)	—	—	(2,699)
Stock-based compensation expense	—	—	4,690	—	—	4,690
Repurchase of common stock	(122)	—	(2,201)	(12,798)	—	(14,999)
Balance at March 31, 2024	32,605	$33	$546,979	$358,303	$(3,572)	$901,743

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790
Net income	—	—	—	28,579	—	28,579
Foreign currency translation adjustments	—	—	—	—	646	646
Unrealized gains on available-for-sale investments	—	—	—	—	81	81
Issuance of common stock on restricted stock units, net of shares withheld	38	—	(1,583)	—	—	(1,583)
Stock-based compensation expense	—	—	4,903	—	—	4,903
Repurchase of common stock	(274)	—	(4,954)	(13,224)	—	(18,178)
Balance at March 31, 2025	32,129	$32	$547,020	$485,673	$(5,487)	$1,027,238

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$28,579	$51,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,309	3,775
Deferred income taxes	(1,057)	(1,097)
Stock-based compensation expense	4,903	4,690
Provision for doubtful accounts	—	(459)
Provision for excess and obsolete inventory	875	1,445
Accretion of discounts and premiums on marketable securities	(618)	(3,306)
Unrealized currency (gain) loss on foreign denominated transactions	(752)	6,560
Mark-to-market adjustment on forward exchange contracts	(130)	—
Changes in operating assets and liabilities:
Accounts receivable	38,586	7,042
Inventories	(12,386)	(11,427)
Prepaid expenses and other current assets	1,311	(5,489)
Accounts payable and other current liabilities	(25,844)	(29,118)
Deferred revenue	1,106	(1,963)
Income taxes	2,194	21,374
Other assets and liabilities	(1,281)	(1,399)
Net cash provided by operating activities	39,795	42,223

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(4,960)	(1,620)
Purchase of short-term investments	(252,495)	(145,121)
Maturities and sales of short-term investments	297,924	91,050
Net cash provided by (used in) investing activities	40,469	(55,691)

Cash flows from financing activities
Net settlement on restricted stock grants	(1,583)	(2,699)
Repurchase of common stock	(18,178)	(14,999)
Principal payments on finance lease obligation	(349)	(357)
Net cash used in financing activities	(20,110)	(18,055)

Effect of exchange rate changes on cash and cash equivalents	292	(1,813)
Net increase (decrease) in cash, cash equivalents and restricted cash	60,446	(33,336)

Cash, cash equivalents and restricted cash at beginning of period	131,064	173,951
Cash, cash equivalents and restricted cash at end of period	$191,510	$140,615

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

The balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of March 31, 2025, there have been no material changes in the Company’s significant accounting policies, other than as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Note 2. Significant Accounting Policies

          Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less. Cash equivalents consist primarily of money market funds, U.S. government and agency securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value. Short-term investments are highly liquid investments with original maturities of greater than 90 days but less than one year from date of purchase and are carried on the balance sheet at fair value. We evaluate if any declines in fair value below amortized cost are caused by expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Our short-term investments consist primarily of U.S. government and agency securities. As of March 31, 2025, our short-term investments are classified as available-for-sale as a result of the below noted sale of securities. In prior periods, our short-term investments were classified as held-to-maturity. Any unrealized gains and losses are included in accumulated other comprehensive loss in the Consolidated Statement of Stockholder’s Equity. Income related to these securities is recorded in interest income in the Consolidated Statements of Operations. As of March 31, 2025, the amortized cost and fair value of the available-for-sale investments was $403.0 million and $403.1 million, respectively. As of March 31, 2025, we had no allowances for credit loss.

In February 2025, we sold securities classified as held-to-maturity with a total net carrying value of $199.5 million. The majority of the proceeds were reinvested back into short-term investments as of March 31, 2025. Due to this sale, the remaining held-to-maturity securities were reclassified as available-for-sale, resulting in a remeasurement increase in short-term investments for balance sheet presentation purposes with a corresponding adjustment to accumulated other comprehensive loss of $81.0 thousand as of March 31, 2025.

Note 3.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Equity Plan”), which became effective on May 2, 2012, and permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors, and consultants of the Company.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our 2024 Form 10-K.

We recognized stock-based compensation expense of $4.9 million and $4.7 million for the three-month periods ended March 31, 2025 and 2024, respectively. These amounts include compensation expense related to RSUs and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended March 31, 2025 and 2024, we issued 38,459 and 41,941 shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the three-month periods ended March 31, 2025 and 2024, we received no proceeds from purchases under the 2020 ESPP.

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

		March 31,	December 31,
Leases	Classification	2025	2024

Assets		(in thousands)
Operating leases	Operating lease assets	$28,767	$29,621
Finance lease	Finance lease assets*	15,025	15,346
Total leased assets		$43,792	$44,967
Liabilities
Current
Operating	Other current liabilities	$4,353	$4,470
Finance	Current portion of finance lease obligation	1,370	1,345
Non-current
Operating	Other long-term liabilities	24,698	25,321
Finance	Finance lease obligation	41,958	42,329
Total lease liabilities		$72,379	$73,465

*Finance lease assets are recorded net of accumulated depreciation of $47.7 million and include $0.5 million of prepaid financing costs as of March 31, 2025. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.5 million of prepaid financing costs as of December 31, 2024.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. We lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024 as follows:

		Three months ended
		March 31,
Lease cost	Classification	2025	2024

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,674	$1,828
Research and development	Operating expenses	219	123
Sales and marketing*	Operating expenses	444	451
General and administrative*	Operating expenses	326	194
Total operating lease cost		$2,663	$2,596
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$321	$319
Interest on lease liabilities	Interest expense	1,156	1,197
Total finance lease cost		$1,477	$1,516

Total lease cost		$4,140	$4,112

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.6 million for both the three months ended March 31, 2025 and 2024.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of March 31, 2025:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2025	$4,425	$4,641	$9,066
2026	6,008	5,032	11,040
2027	6,128	3,344	9,472
2028	6,251	2,417	8,668
2029	6,376	2,271	8,647
Thereafter	48,960	22,384	71,344
Total lease payments	$78,148	$40,089	$118,237
Less interest portion*	(34,820)	(11,038)	(45,858)
Finance lease and operating lease obligations	$43,328	$29,051	$72,379

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

March 31,
Lease term and discount rate	2025
Weighted-average remaining lease term (years):
Operating leases	11.0
Finance leases	11.8
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024

	(in thousands)
Operating cash outflows from operating leases	$2,663	$2,596
Operating cash outflows from finance leases	1,156	1,197
Financing cash outflows from finance leases	349	357
Operating lease assets obtained in exchange for operating lease liabilities	500	632
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 5. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Systems	$137,609	$195,432
Aftermarket	54,954	56,940
Total Revenue	$192,563	$252,372

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
North America	$40,525	$45,503
Asia Pacific	134,426	188,217
Europe	17,612	18,652
Total Revenue	$192,563	$252,372

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Contract liabilities	$139,324	$138,174

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Balance, beginning of the period	$138,174	$210,885
Deferral of revenue*	26,359	42,974
Recognition of deferred revenue	(25,209)	(45,441)
Balance, end of the period	$139,324	$208,418

* Amount includes a reclassification of $8.0 million of a refund liability included within other current liabilities as of December 31, 2024 to deferred revenue for the three months ended March 31, 2025.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not have any allowance or incur any credit losses or recoveries for the three-month period ended March 31, 2025. We recorded $0.5 million of recovery of bad debt expense for the three month period ended March 31, 2024. As of both March 31, 2025 and March 31, 2024, we had no provision for credit losses.

Note 7.  Computation of Net Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased by the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock issuable on vesting of RSUs had been issued, calculated using the treasury stock method.

The components of net earnings per share are as follows:

	Three months ended
	March 31,
	2025	2024

	(in thousands, except per share amounts)
Net income available to common stockholders	$28,579	$51,595
Weighted average shares of common stock outstanding used in computing basic income per share	32,258	32,638
Incremental RSUs	77	288
Weighted average shares of common stock used in computing diluted net income per share	32,335	32,926
Net income per share
Basic	$0.89	$1.58
Diluted	$0.88	$1.57

Diluted weighted average shares of common stock outstanding does not include 325,364 and 19,548 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended March 31, 2025 and 2024, respectively, as their effect would have been anti-dilutive.

Note 8.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the three months ended March 31, 2025:

			Unrealized gains on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2024	$(6,253)	$39	$—	$(6,214)
Other comprehensive income and reclassifications	646	—	81	727
Balance at March 31, 2025	$(5,607)	$39	$81	$(5,487)

Note 9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$183,957	$123,512
Long-term restricted cash	7,553	7,552
Total cash, cash equivalents and restricted cash	$191,510	$131,064

As of March 31, 2025, we had $7.6 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $0.9 million letter of credit for custom purposes, (iii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iv) a $0.1 million deposit relating to customs activity. See Note 13 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 10.  Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Raw materials	$224,943	$227,141
Work in process	45,692	34,490
Finished goods (completed systems)	25,215	20,594
Inventories, net	$295,850	$282,225

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

The changes in our standard product warranty liability are as follows:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Balance at January 1 (beginning of year)	$15,183	$16,757
Warranties issued during the period	2,165	2,809
Settlements made during the period	(3,298)	(3,022)
Changes in estimate of liability for pre-existing warranties during the period	(396)	88
Balance at March 31 (end of period)	$13,654	$16,632

Amount classified as current	$11,882	$14,355
Amount classified as long-term (within other long-term liabilities)	1,772	2,277
Total warranty liability	$13,654	$16,632

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

The following tables set forth our assets which are measured at fair value by level within the fair value hierarchy:

	March 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$141,225	$—	$—	$141,225
Short-term investments (U.S. Government Securities and Agency Investments)	403,102	—	—	403,102
Mark-to-market adjustment on forward exchange contracts	—	130	—	130
Total	$544,327	$130	$—	$544,457

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$81,320	$—	$—	$81,320
Short-term investments (U.S. Government Securities and Agency Investments)	448,296	—	—	448,296
Mark-to-market adjustment on forward exchange contracts	—	267	—	267
Total	$529,616	$267	$—	$529,883

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end and any mark-to-market valuation adjustments related to these open contracts are recorded in the current asset or current liability account and any unrealized gain or loss recognized is recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 31, 2025, the recognized unrealized loss on these forward exchange contracts was approximately $0.1 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 31, 2025, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 13.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a finance lease under generally accepted accounting principles and, as such, we have recorded a finance lease obligation of $43.3 million as of March 31, 2025. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of March

31, 2025, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet at March 31, 2025.

Note 14.  Income Taxes

Income tax expense was $4.5 million for the three months ended March 31, 2025, compared to $7.4 million for the three months ended March 31, 2024. The $2.9 million decrease was primarily due to a decrease in pre-tax book income.

The effective tax rate (“ETR”) for the three months ended March 31, 2025 was less than the U.S. statutory rate of 21% primarily attributable to Foreign Derived Intangible Income deduction and Federal research and development tax credits. The reported ETR for the three months ended March 31, 2025 was 13.6% compared to 12.5% for the respective 2024 period. The increase in the reported ETR is primarily related to a decrease in pre-tax book income and stock-based compensation.

Note 15.  Concentration of Risk

For the three months ended March 31, 2025, two customers accounted for 15.3% and 15.2% of total revenue, respectively. For the three months ended March 31, 2024, no individual customer accounted for greater than ten percent of total revenue.

At March 31, 2025, three customers accounted for 10.7%, 10.5% and 10.4% of accounts receivable, respectively. At December 31, 2024, one customer accounted for 10.0% of accounts receivable.

Note 16. Share Repurchase

In March 2025, our Board of Directors approved an additional funding of $100 million for our stock repurchase program. This approval brings the current outstanding repurchase authorization to $215 million. During the three months ended March 31, 2025, we repurchased 0.3 million shares of common stock at an average cost of $66.22 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

Note 18. Business Segment

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is our chief executive officer, who assesses financial performance for the Company and decides how to allocate resources based on consolidated net income. Segment asset information is provided to the CODM but it is not used to allocate resources.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	(in thousands)
Revenue:	$192,563	$252,372
Less:
Cost of revenue	103,795	136,321
Research and development	27,128	25,662
Sales and marketing	15,124	17,445
General and administrative	17,357	16,405
Total other income	3,925	2,460
Income tax provision	4,505	7,404
Segment Net Income	28,579	51,595
Reconciliation of profit or loss Adjustments and reconciling items	-	-
Net income	$28,579	$51,595

The above table includes depreciation expense and amortization expense of $4.3 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively.

Note 19.  Recent Accounting Guidance

In December 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our future consolidated financial statements and related disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance the disclosures for expenses for all public entities in accordance with ASC Topic 220, Income Statement-Reporting Comprehensive Income. ASU 2024-03 addresses investor requests for more detailed information about expenses, specifically cost of sales and selling, general, and administrative expenses. ASU 2024-03 requires a public entity to disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption presented on the face of the income statement as well as a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. A public entity should apply ASU 2024-03 either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our 2024 Form 10-K, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 67.3% of total revenue for the three months ended March 31, 2025.

Sales of our systems in the first three months of 2025 were down compared to the same period in the prior year, as customers have moderated the pace of investments into mature process node technologies. The overall mature process segment represented 86% of our shipped systems revenue, with 14% of shipments to dynamic random-access memory (“DRAM”) applicaitons. Power device shipments comprised 39% of total systems revenue with the general mature segment representing 47%, which includes image sensor applications starting with first quarter 2025 results.

For the three months ending March 31, 2025, the geopolitical environment surrounding trade and tariffs did not have a meaningful impact on our financial results. It is difficult to predict the exact timing and magnitude of the tariffs, the duration for which the tariffs will be in place, and the impact the tariffs will have on our customers and suppliers. We are in the process of developing plans to reduce the potential impact of these tariffs by leveraging our global supply chain and manufacturing footprint.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our 2024 Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended
	March 31,
	2025	2024
Revenue:
Product	94.9%	96.5%
Services	5.1	3.5
Total revenue	100.0	100.0
Cost of revenue:
Product	49.1	50.7
Services	4.8	3.3
Total cost of revenue	53.9	54.0
Gross profit	46.1	46.0
Operating expenses:
Research and development	14.1	10.2
Sales and marketing	7.9	6.9
General and administrative	9.0	6.5
Total operating expenses	31.0	23.6
Income from operations	15.1	22.4
Other income (expense):
Interest income	2.9	2.2
Interest expense	(0.7)	(0.5)
Other, net	(0.2)	(0.7)
Total other income	2.0	1.0
Income before income taxes	17.1	23.4
Income tax provision	2.3	2.9
Net income	14.8%	20.5%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period
	March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue:
Product	$182,824	$243,418	$(60,594)	(24.9)%
Percentage of revenue	94.9%	96.5%
Services	9,739	8,954	785	8.8%
Percentage of revenue	5.1%	3.5%
Total revenue	$192,563	$252,372	$(59,809)	(23.7)%

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $182.8 million, or 94.9% of revenue, during the three months ended March 31, 2025, compared with $243.4 million, or 96.5% of revenue, for the three months ended March 31, 2024. The $60.6 million decrease in product revenue for the three-month period ended March 31, 2025, in comparison to the same period in 2024, was primarily driven by a decrease in system sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at March 31, 2025 and December 31, 2024 was $139.3 million and $138.2 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $9.7 million, or 5.1% of revenue, for the three months ended March 31, 2025, compared with $9.0 million, or 3.5% of revenue, for the three months ended March 31, 2024. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

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

Aftermarket and Systems Revenue

Included in total revenue of $192.6 million during the three months ended March 31, 2025 is revenue from our Aftermarket business of $55.0 million, compared with $56.9 million of Aftermarket revenue for the three months ended March 31, 2024. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $137.6 million of revenue for the three months ended March 31, 2025 was systems revenue, compared with $195.5 million of systems revenue for the three months ended March 31, 2024. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period
	March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Gross Profit:
Product	$88,324	$115,506	$(27,182)	(23.5)%
Product gross margin	48.3%	47.5%

Services	444	545	(101)	(18.5)%
Services gross margin	4.6%	6.1%
Total gross profit	$88,768	$116,051	$(27,283)	(23.5)%
Gross margin	46.1%	46.0%

Product

Gross margin from product revenue was 48.3% for the three months ended March 31, 2025, compared to 47.5% for the three months ended March 31, 2024. The increase in gross margin primarily resulted from a favorable mix of system revenue.

Services

Gross margin from services revenue was 4.6% for the three months ended March 31, 2025, compared to 6.1% for the three months ended March 31, 2024. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period
	March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development	$27,128	$25,662	$1,466	5.7%
Percentage of revenue	14.1%	10.2%
Sales and marketing	15,124	17,445	(2,321)	(13.3)%
Percentage of revenue	7.9%	6.9%
General and administrative	17,357	16,405	952	5.8%
Percentage of revenue	9.0%	6.5%
Total operating expenses	$59,609	$59,512	$97	0.2%
Percentage of revenue	31.0%	23.6%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $35.4 million, or 59.4%, of our total operating expenses for the three months ended March 31, 2025, compared to $36.4 million, or 61.2%, of our total operating expenses for the three months ended March 31, 2024. The lower personnel costs for the three months ended March 31, 2025 are primarily due to a decrease in variable compensation expense and commissions, partially offset by increases in wages, stock-based compensation, and separation program expenses.

Research and Development

	Three months ended		Period-to-Period
	March 31,		Change
	2025	2024	$ %

	(dollars in thousands)
Research and development	$27,128	$25,662	$1,466	5.7%
Percentage of revenue	14.1%	10.2%

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

Research and development expense was $27.1 million during the three months ended March 31, 2025, an increase of $1.5 million, or 5.7%, compared with $25.7 million during the three months ended March 31, 2024. The increase is primarily due to higher project and consulting expenses and depreciation expense.

Sales and Marketing

	Three months ended		Period-to-Period
	March 31,		Change
	2025	2024	$ %

	(dollars in thousands)
Sales and marketing	$15,124	$17,445	$(2,321)	(13.3)%
Percentage of revenue	7.9%	6.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $15.1 million during the three months ended March 31, 2025, a decrease of $2.3 million, or 13.3%, compared with $17.4 million during the three months ended March 31, 2024. The decrease is primarily due to a decrease in variable compensation and tool evaluation costs.

General and Administrative

	Three months ended		Period-to-Period
	March 31,		Change
	2025	2024	$ %

	(dollars in thousands)
General and administrative	$17,357	$16,405	$952	5.8%
Percentage of revenue	9.0%	6.5%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $17.4 million during the three months ended March 31, 2025, an increase of $1.0 million, or 5.8%, compared with $16.4 million during the three months ended March 31, 2024. The increase is primarily due to professional fees and the recovery of a previously written-off receivable in the prior year period.

Other Income (Expense)

	Three months ended		Period-to-period
	March 31,		change
	2025	2024	$ %

	(dollars in thousands)
Other income (expense):	$3,925	$2,460	$1,465	59.6%
Percentage of revenue	2.0%	1.0%

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

Other income was $3.9 million for the three months ended March 31, 2025, compared with other income of $2.5 million for the three months ended March 31, 2024. The $1.5 million increase in other income (expense) compared to the same prior year period was primarily due to a decrease in net foreign exchange losses of $1.4 million. Net foreign exchange losses for the three months ended March 31, 2025 includes $1.2 million of losses related to forward currency exchange contracts, partially offset by foreign exchange gains of $0.8 million. Net foreign exchange losses for the three months ended March 31, 2024 includes foreign exchange losses of $3.3 million, partially offset by foreign exchange gains of $1.5 million from forward currency exchange contracts.

Income Tax Provision

	Three months ended		Period-to-period
	March 31,		change
	2025	2024	$ %

	(dollars in thousands)
Income tax provision	$4,505	$7,404	$(2,899)	(39.2)%
Percentage of revenue	2.3%	2.9%

Income tax expense was $4.5 million for the three months ended March 31, 2025, compared to $7.4 million for the three months ended March 31, 2024. The $2.9 million decrease was primarily due to a decrease in pre-tax book income.

The ETR for the three months ended March 31, 2025 was less than the U.S. statutory rate of 21% primarily attributable to Foreign Derived Intangible Income deduction and Federal research and development tax credits. The reported ETR for the three months ended March 31, 2025 was 13.6% compared to 12.5% for the respective 2024 period. The increase in the reported ETR is primarily related to a decrease in pre-tax book income and stock-based compensation.

Liquidity and Capital Resources

At March 31, 2025, we had $184.0 million in unrestricted cash and cash equivalents and $403.1 million in short-term investments, in addition to $7.6 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, for example, the rate of sales of our products, and others relate to the uncertainties of global economic conditions, including tariff programs implemented in countries in which we operate as well as the availability of credit and the condition of the overall semiconductor equipment industry. Our industry requires ongoing investments in operations and research and development that are not easily adjusted to reflect changes in revenue. As a result, profitability and cash flows can fluctuate more widely than revenue. Stock repurchases, as discussed below, also reduce our cash balances.

During the three months ended March 31, 2025 and 2024, we generated $39.8 million and $42.2 million, respectively, of cash related to operating activities.

Investing activities for the three months ended March 31, 2025 resulted in cash generated of $40.5 million, $5.0 million of which was used for capital expenditures and $252.5 million of which was used to purchase short-term investments, offset by $297.9 million related to maturities and sales of short-term investments. Investing activities for the three months ended March 31, 2024 resulted in cash outflows of $55.7 million, $1.6 million of which was used for capital expenditures and $145.1 million of which was used to purchase short-term investments, offset by $91.1 million related to maturities of short-term investments.

Financing activities for the three months ended March 31, 2025 resulted in a cash usage of $20.1 million. During the first three months of 2025, (i) $18.2 million in cash was used to repurchase our common stock, (ii) $1.6 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, and (iii) $0.3 million was used to reduce the liability under the finance lease of our corporate headquarters. In comparison, financing activities for the three months ended March 31, 2024 resulted in cash usage of $18.1 million, of which (i) $15.0 million related to the repurchase of our common stock (ii) $2.7 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $0.4 million relating to the reduction of our finance lease liability.

As of March 31, 2025, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2025 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2024 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2025, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of March 31, 2025, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company’s common stock. This program was announced on March 1, 2022. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available upon the full utilization of the $100 million repurchase funding approved in February 2022. In March 2025, we announced that the Board of Directors approved an additional funding of $100 million for share repurchases. The Company’s share repurchase program does not have an expiration date.

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended March 31, 2025 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	163	$71.10	163	$118,388
February 1 through February 28	54	$62.05	54	$115,012
March 1 through March 31	57	$56.14	57	$211,834	(1)
Total	274		274

(1) The increase in the dollar value available for repurchases under the program at March 31, 2025 reflects the additional funding authorized under the program in March 2025.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commision on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 6, 2025.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 6, 2025.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 6, 2025.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 6, 2025.

101*

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: May 6, 2025	By:	/s/ JAMES G. COOGAN

James G. Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer