Form 10-Q
period 2025-06-30
AXCELIS TECHNOLOGIES INC
filed 2025-08-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 31,418,860 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product	$183,402	$245,380	$366,226	$488,798
Services	11,142	11,132	20,881	20,085
Total revenue	194,544	256,512	387,107	508,883
Cost of revenue:
Product	95,462	134,759	189,962	262,670
Services	11,739	9,344	21,034	17,753
Total cost of revenue	107,201	144,103	210,996	280,423
Gross profit	87,343	112,409	176,111	228,460
Operating expenses:
Research and development	27,064	25,786	54,192	51,448
Sales and marketing	15,003	17,230	30,127	34,675
General and administrative	16,311	16,583	33,668	32,988
Total operating expenses	58,378	59,599	117,987	119,111
Income from operations	28,965	52,810	58,124	109,349
Other income (expense):
Interest income	5,481	6,051	11,082	11,566
Interest expense	(1,355)	(1,339)	(2,722)	(2,684)
Other, net	1,906	(257)	1,597	(1,968)
Total other income	6,032	4,455	9,957	6,914
Income before income taxes	34,997	57,265	68,081	116,263
Income tax provision	3,621	6,399	8,126	13,803
Net income	$31,376	$50,866	$59,955	$102,460
Net income per share:
Basic	$0.99	$1.56	$1.87	$3.14
Diluted	$0.98	$1.55	$1.87	$3.12
Shares used in computing net income per share:
Basic weighted average shares of common stock	31,847	32,598	32,051	32,618
Diluted weighted average shares of common stock	31,882	32,771	32,103	32,848

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$31,376	$50,866	$59,955	$102,460
Other comprehensive income (loss):
Foreign currency translation adjustments	5,066	(913)	5,712	(2,644)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	—	5	—	10
Unrealized (losses) gains on available-for-sale investments	(58)	—	23	—
Total other comprehensive income (loss)	5,008	(908)	5,735	(2,634)
Comprehensive income	$36,384	$49,958	$65,690	$99,826

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$173,649	$123,512
Short-term investments	376,193	447,831
Accounts receivable, net	138,841	203,149
Inventories, net	310,768	282,225
Prepaid income taxes	5,505	6,420
Prepaid expenses and other current assets	59,519	60,471
Total current assets	1,064,475	1,123,608
Property, plant and equipment, net	57,377	53,784
Operating lease assets	28,561	29,621
Finance lease assets, net	14,704	15,346
Long-term restricted cash	7,631	7,552
Deferred income taxes	72,432	68,277
Long-term investments	31,114	-
Other assets	47,192	50,593
Total assets	$1,323,486	$1,348,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,111	$46,928
Accrued compensation	16,631	25,536
Warranty	10,903	13,022
Deferred revenue	89,827	94,673
Current portion of finance lease obligation	1,437	1,345
Other current liabilities	21,198	26,018
Total current liabilities	177,107	207,522
Long-term finance lease obligation	41,567	42,329
Long-term deferred revenue	39,915	43,501
Other long-term liabilities	42,514	42,639
Total liabilities	301,103	335,991
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 31,418 shares issued and outstanding at June 30, 2025; 32,365 shares issued and outstanding at December 31, 2024	31	32
Additional paid-in capital	535,667	548,654
Retained earnings	487,164	470,318
Accumulated other comprehensive loss	(479)	(6,214)
Total stockholders’ equity	1,022,383	1,012,790
Total liabilities and stockholders’ equity	$1,323,486	$1,348,781

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2023	32,685	$33	$547,189	$319,506	$(1,846)	$864,882
Net income	—	—	—	51,595	—	51,595
Foreign currency translation adjustments	—	—	—	—	(1,731)	(1,731)
Change in pension obligation	—	—	—	—	5	5
Issuance of common stock on restricted stock units, net of shares withheld	42	—	(2,699)	—	—	(2,699)
Stock-based compensation expense	—	—	4,690	—	—	4,690
Repurchase of common stock	(122)	—	(2,201)	(12,798)	—	(14,999)
Balance at March 31, 2024	32,605	$33	$546,979	$358,303	$(3,572)	$901,743

Net income	—	—	—	50,866	—	50,866
Foreign currency translation adjustments	—	—	—	—	(913)	(913)
Change in pension obligation	—	—	—	—	5	5
Issuance of stock under Employee Stock Purchase Plan	10	—	1,242	—	—	1,242
Issuance of common stock on restricted stock units, net of shares withheld	143	—	(8,468)	—	—	(8,468)
Stock-based compensation expense	—	—	5,469	—	—	5,469
Repurchase of common stock	(141)	—	(2,545)	(12,451)	—	(14,996)
Balance at June 30, 2024	32,617	$33	$542,677	$396,718	$(4,480)	$934,948

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790
Net income	—	—	—	28,579	—	28,579
Foreign currency translation adjustments	—	—	—	—	646	646
Unrealized gains on available-for-sale investments	—	—	—	—	81	81
Issuance of common stock on restricted stock units, net of shares withheld	38	—	(1,583)	—	—	(1,583)
Stock-based compensation expense	—	—	4,903	—	—	4,903
Repurchase of common stock	(274)	—	(4,954)	(13,224)	—	(18,178)
Balance at March 31, 2025	32,129	$32	$547,020	$485,673	$(5,487)	$1,027,238

Net income	—	—	—	31,376	—	31,376
Foreign currency translation adjustments	—	—	—	—	5,066	5,066
Unrealized losses on available-for-sale investments	—	—	—	—	(58)	(58)
Issuance of stock under Employee Stock Purchase Plan	21	—	1,246	—	—	1,246
Issuance of common stock on restricted stock units, net of shares withheld	94	—	(2,569)	—	—	(2,569)
Stock-based compensation expense	—	—	5,421	—	—	5,421
Repurchase of common stock	(826)	(1)	(15,451)	(29,885)	—	(45,337)
Balance at June 30, 2025	31,418	$31	$535,667	$487,164	$(479)	$1,022,383

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$59,955	$102,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,824	7,636
Deferred income taxes	(4,155)	(2,013)
Stock-based compensation expense	10,324	10,159
Provision for doubtful accounts	—	(459)
Provision for excess and obsolete inventory	1,742	2,846
Accretion of discounts and premiums on short-term and long-term investments	(2,254)	(6,623)
Unrealized currency (gain) loss on foreign denominated transactions	(6,807)	11,505
Mark-to-market adjustment on forward exchange contracts	457	—
Changes in operating assets and liabilities:
Accounts receivable	67,459	25,009
Inventories	(16,760)	12,951
Prepaid expenses and other current assets	1,175	(5,849)
Accounts payable and other current liabilities	(28,343)	(18,541)
Deferred revenue	(9,581)	(35,957)
Income taxes	1,966	(8,391)
Other assets and liabilities	(4,480)	(12,443)
Net cash provided by operating activities	79,522	82,290

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(6,945)	(3,624)
Purchases of short-term and long-term investments	(345,174)	(249,015)
Maturities and sales of short-term investments	387,975	191,345
Net cash provided by (used in) investing activities	35,856	(61,294)

Cash flows from financing activities
Net settlement on restricted stock grants	(4,152)	(11,167)
Repurchase of common stock	(63,515)	(29,995)
Proceeds from Employee Stock Purchase Plan purchases	1,246	1,242
Principal payments on finance lease obligation	(676)	(736)
Net cash used in financing activities	(67,097)	(40,656)

Effect of exchange rate changes on cash and cash equivalents	1,935	(2,474)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,216	(22,134)

Cash, cash equivalents and restricted cash at beginning of period	131,064	173,951
Cash, cash equivalents and restricted cash at end of period	$181,280	$151,817

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

The balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of June 30, 2025, there have been no material changes in the Company’s significant accounting policies, other than as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Note 2. Significant Accounting Policies

          Cash, Cash Equivalents, Short-term Investments, and Long-term Investments

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less. Cash equivalents consist primarily of money market funds, U.S. government and agency securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value. Short-term investments are highly liquid investments, primarily consisting of U.S. government and agency securities, with original maturities of greater than 90 days but less than one year from date of purchase. Long-term investments consist of U.S. government and agency securities with original maturities greater than one year from the date of purchase. Beginning as of March 31, 2025, both our short-term and long-term investments are classified as available-for-sale as a result of the below noted sale of securities. In prior periods, our short-term investments were classified as held-to-maturity. We classify our long-term investments as non-current based on the security’s contractual maturity. We evaluate if any declines in fair value below amortized cost are caused by expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Any unrealized gains and losses are included in accumulated other comprehensive loss in the Consolidated Statement of Stockholders’ Equity. Income related to these securities is recorded in interest income in the Consolidated Statements of Operations. As of June 30, 2025, the amortized cost and fair value of the available-for-sale short-term investments was $376.3 million and $376.2 million, respectively. As of June 30, 2025, the amortized cost and fair value of the long-term investments was $31.0 million and $31.1 million, respectively. As of June 30, 2025, we had no allowances for credit loss on our investments.

In February 2025, we sold securities classified as held-to-maturity with a total net carrying value of $199.5 million. The majority of the proceeds were reinvested back into short-term investments during the three months ended March 31, 2025. Due to this sale, the remaining held-to-maturity securities were reclassified as available-for-sale, resulting in a remeasurement increase in short-term investments for balance sheet presentation purposes with a corresponding adjustment to accumulated other comprehensive loss of $81.0 thousand as of March 31, 2025.

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

We recognized stock-based compensation expense of $5.4 million and $5.5 million for the three-month periods ended June 30, 2025 and 2024, respectively. We recognized stock-based compensation expense of $10.3 million and $10.2 million for the six-month periods ended June 30, 2025 and 2024, respectively. These amounts include compensation expense related to RSUs and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended June 30, 2025 and 2024, we issued 0.1 million and 0.2 million shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In both the three-month periods ended June 30, 2025 and 2024, we received proceeds of $1.2 million in connection with purchases under the 2020 ESPP.

In each of the six-month periods ended June 30, 2025 and 2024, we issued 0.2 million shares of common stock, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In both the six-month periods ended June 30, 2025 and 2024, we received proceeds of $1.2 million in connection with purchases under the 2020 ESPP.

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

		June 30,	December 31,
Leases	Classification	2025	2024

Assets		(in thousands)
Operating leases	Operating lease assets	$28,561	$29,621
Finance lease	Finance lease assets*	14,704	15,346
Total leased assets		$43,265	$44,967
Liabilities
Current
Operating	Other current liabilities	$4,574	$4,470
Finance	Current portion of finance lease obligation	1,437	1,345
Non-current
Operating	Other long-term liabilities	24,363	25,321
Finance	Finance lease obligation	41,567	42,329
Total lease liabilities		$71,941	$73,465

*Finance lease assets are recorded net of accumulated depreciation of $47.9 million and include $0.5 million of prepaid financing costs as of June 30, 2025. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.5 million of prepaid financing costs as of December 31, 2024.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. We lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2025	2024	2025	2024

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,606	$1,694	$3,280	$3,522
Research and development	Operating expenses	149	203	368	326
Sales and marketing*	Operating expenses	450	451	894	902
General and administrative*	Operating expenses	212	337	538	532
Total operating lease cost		$2,417	$2,685	$5,080	$5,282
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$321	$321	$643	$643
Interest on lease liabilities	Interest expense	1,148	1,187	2,304	2,384
Total finance lease cost		$1,469	$1,508	$2,947	$3,027

Total lease cost		$3,886	$4,193	$8,027	$8,309

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and includes short-term lease and variable lease costs of approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2025:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2025	$2,950	$3,243	$6,193
2026	6,008	5,405	11,413
2027	6,128	3,597	9,725
2028	6,251	2,478	8,729
2029	6,376	2,278	8,654
Thereafter	48,960	22,384	71,344
Total lease payments	$76,673	$39,385	$116,058
Less interest portion*	(33,669)	(10,448)	(44,117)
Finance lease and operating lease obligations	$43,004	$28,937	$71,941

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

June 30,
Lease term and discount rate	2025
Weighted-average remaining lease term (years):
Operating leases	10.8
Finance leases	11.6
Weighted-average discount rate:
Operating leases	5.5%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the six months ended June 30, 2025 and 2024, respectively:

	Six months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024

	(in thousands)
Operating cash outflows from operating leases	$5,080	$5,282
Operating cash outflows from finance leases	2,304	2,384
Financing cash outflows from finance leases	676	736
Operating lease assets obtained in exchange for operating lease liabilities	1,411	825
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 5. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Systems	$133,288	$198,645	$270,897	$394,076
Aftermarket	61,256	57,867	116,210	114,807
Total Revenue	$194,544	$256,512	$387,107	$508,883

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
North America	$34,223	$34,373	$74,748	$79,876
Asia Pacific	145,628	196,159	280,053	384,376
Europe	14,693	25,980	32,306	44,631
Total Revenue	$194,544	$256,512	$387,107	$508,883

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Contract liabilities	$129,742	$138,174

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Balance, beginning of the period	$139,324	$208,418	$138,174	$210,885
Deferral of revenue	29,047	24,341	42,207	59,943
Other adjustments *	(2,273)	(4,716)	(2,272)	(4,716)
Recognition of deferred revenue	(36,356)	(54,032)	(48,367)	(92,101)
Balance, end of the period	$129,742	$174,011	$129,742	$174,011

* Adjustment to contracts with customers are assessed to determine if amounts paid by customers represent deferred revenue or liabilities payable to customers and will reclassify such amounts pursuant to our revenue recognition policy and ASC 606.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not have any allowance or incur any credit losses or recoveries for the three and six month periods ended June 30, 2025. We did not have any allowance or incur any credit losses or recoveries for the three month period ended June 30, 2024. We recorded $0.5 million of recovery of bad debt expense for the six month period ended June 30, 2024. As of both June 30, 2025 and June 30, 2024, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Net income available to common stockholders	$31,376	$50,866	$59,955	$102,460
Weighted average shares of common stock outstanding used in computing basic income per share	31,847	32,598	32,051	32,618
Incremental RSUs	35	173	52	230
Weighted average shares of common stock used in computing diluted net income per share	31,882	32,771	32,103	32,848
Net income per share
Basic	$0.99	$1.56	$1.87	$3.14
Diluted	$0.98	$1.55	$1.87	$3.12

Diluted weighted average shares of common stock outstanding does not include 509,998 and 22,983 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended June 30, 2025 and 2024, respectively, or 411,238 and 20,639 common equivalent shares issuable with respect to outstanding equity awards for the six-month periods ended June 30, 2025 and 2024, respectively, as their effect would have been anti-dilutive.

Note 8.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component, for the six months ended June 30, 2025:

			Unrealized gains on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2024	$(6,253)	$39	$—	$(6,214)
Other comprehensive income and reclassifications	5,712	—	23	5,735
Balance at June 30, 2025	$(541)	$39	$23	$(479)

Note 9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$173,649	$123,512
Long-term restricted cash	7,631	7,552
Total cash, cash equivalents and restricted cash	$181,280	$131,064

As of June 30, 2025, we had $7.6 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $0.9 million letter of credit for customs purposes, (iii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iv) a $0.1 million deposit relating to customs activity. See Note 13 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 10.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Raw materials	$243,484	$227,141
Work in process	38,421	34,490
Finished goods (completed systems)	28,863	20,594
Inventories, net	$310,768	$282,225

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2025	2024

	(in thousands)
Balance at January 1 (beginning of year)	$15,183	$16,757
Warranties issued during the period	4,334	5,755
Settlements made during the period	(6,865)	(5,653)
Changes in estimate of liability for pre-existing warranties during the period	(61)	(444)
Balance at June 30 (end of period)	$12,591	$16,415

Amount classified as current	$10,903	$14,502
Amount classified as long-term (within other long-term liabilities)	1,688	1,913
Total warranty liability	$12,591	$16,415

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

(b)  Fair Value Measurements

Our money market funds and short-term investments with initial maturities of three months or less are included in cash and cash equivalents in the consolidated balance sheets. Other investments that have a maturity of greater than three months but less than one year are included within short-term investments in the consolidated balance sheets. Investments that have a maturity of greater than one year are included within long-term investments in the consolidated balance sheets.

The following tables set forth our assets which are measured at fair value by level within the fair value hierarchy:

	June 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$141,363	$—	$—	$141,363
Short-term investments (U.S. Government Securities and Agency Investments)	376,193	—	—	376,193
Mark-to-market adjustment on forward exchange contracts	—	(457)	—	(457)
Long-term investments (U.S. Government Securities and Agency Investments)	31,114	—	—	31,114
Total	$548,670	$(457)	$—	$548,213

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$81,320	$—	$—	$81,320
Short-term investments (U.S. Government Securities and Agency Investments)	448,296	—	—	448,296
Mark-to-market adjustment on forward exchange contracts	—	267	—	267
Total	$529,616	$267	$—	$529,883

The following table summarizes the contractual maturities of our cash equivalents and investments as of June 30, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$517,629	$517,556
Due after one year through two years	31,018	31,114
Total	$548,647	$548,670

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end are marked-to-market and the valuation adjustments related to these open contracts are recorded in the current asset or current liability account. Any unrealized gain or loss on the open contracts is recognized and recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2025, the recognized unrealized loss on these forward exchange contracts was approximately $0.5 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 30, 2025, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 13.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a finance lease under generally accepted accounting principles and, as such, we have recorded a finance lease obligation of $43.0 million as of June 30, 2025. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of June 30, 2025, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet at June 30, 2025.

Note 14.  Income Taxes

Income tax expense was $3.6 million for the three months ended June 30, 2025, compared to $6.4 million for the three months ended June 30, 2024. The $2.8 million decrease was primarily due to the decrease in pre-tax book income and an increased Foreign Derived Intangible Income deduction. The effective tax rate (“ETR”) for the six months ended June 30, 2025 was less than the U.S. statutory rate of 21% primarily attributable to Foreign Derived Intangible Income deduction and Federal research and development tax credits. The reported ETR for the three months ended June 30, 2025 was 10.3% compared to 11.2% for the three months ended June 30, 2024.

On July 4, 2025, U.S tax legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent many of the tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not in effect until 2026. The Company is currently evaluating the impact of this new legislation.

Note 15.  Concentration of Risk

For the three months ended June 30, 2025, no individual customer accounted for greater than ten percent of total revenue. For the three months ended June 30, 2024, one customer accounted for 11.5% of total revenue.

For the six months ended June 30, 2025, two customers accounted for 11.6% and 11.2% of total revenue, respectively. For the six months ended June 30, 2024, no individual customer accounted for greater than ten percent of total revenue.

At June 30, 2025, no individual customer accounted for greater than ten precent of accounts receivable. At December 31, 2024, one customer accounted for 10.0% of accounts receivable.

Note 16. Share Repurchase

In March 2025, our Board of Directors approved an additional funding of $100 million for our stock repurchase program. This approval brings the current outstanding repurchase authorization to $215 million. During the six months ended June 30, 2025, we repurchased 1.1 million shares of common stock at an average cost of $57.20 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue:	$194,544	$256,512	$387,107	$508,883
Less:
Cost of revenue	107,201	144,103	210,996	280,423
Research and development	27,064	25,786	54,192	51,448
Sales and marketing	15,003	17,230	30,127	34,675
General and administrative	16,311	16,583	33,668	32,988
Total other income	6,032	4,455	9,957	6,914
Income tax provision	3,621	6,399	8,126	13,803
Segment Net Income	31,376	50,866	59,955	102,460
Reconciliation of profit or loss Adjustments and reconciling items	-	-	-	-
Net income	$31,376	$50,866	$59,955	$102,460

The above table includes depreciation expense and amortization expense of $4.5 million and $8.8 million for the three and six month periods ended June 30, 2025, respectively, and $3.9 million and $7.6 million for the three and six month periods ended June 30, 2024, respectively.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 55.5% of total revenue for the six months ended June 30, 2025.

Sales of our systems in the first six months of 2025 were down compared to the same period in the prior year, as customers have moderated the pace of investments into mature process node technologies. The overall mature process segment represented 92% of our shipped systems revenue, with 8% of shipments to dynamic random-access memory (“DRAM”) applications. Of the mature process segment, power device shipments comprised 47% of total systems revenue with the general mature segment representing 45%, which includes image sensor applications starting with first quarter 2025 results.

For the six months ending June 30, 2025, the geopolitical environment surrounding trade and tariffs did not have a meaningful impact on our financial results. It is difficult to predict the exact timing and magnitude of the tariffs, the duration for which the tariffs will be in place, and the impact the tariffs will have on our customers and suppliers. We continue to develop plans to reduce the potential impact of these tariffs by leveraging our global supply chain and manufacturing footprint.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product	94.3%	95.7%	94.6%	96.1%
Services	5.7	4.3	5.4	3.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	49.1	52.5	49.1	51.6
Services	6.0	3.6	5.4	3.5
Total cost of revenue	55.1	56.1	54.5	55.1
Gross profit	44.9	43.9	45.5	44.9
Operating expenses:
Research and development	13.9	10.1	14.0	10.1
Sales and marketing	7.7	6.7	7.8	6.8
General and administrative	8.4	6.5	8.7	6.5
Total operating expenses	30.0	23.3	30.5	23.4
Income from operations	14.9	20.6	15.0	21.5
Other income (expense):
Interest income	2.8	2.4	2.9	2.3
Interest expense	(0.7)	(0.5)	(0.7)	(0.5)
Other, net	1.0	(0.1)	0.4	(0.4)
Total other income	3.1	1.8	2.6	1.4
Income before income taxes	18.0	22.4	17.6	22.9
Income tax provision	1.9	2.5	2.1	2.7
Net income	16.1%	19.9%	15.5%	20.2%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)
Revenue:
Product	$183,402	$245,380	$(61,978)	(25.3)%	$366,226	$488,798	$(122,572)	(25.1)%
Percentage of revenue	94.3%	95.7%			94.6%	96.1%
Services	11,142	11,132	10	0.1%	20,881	20,085	796	4.0%
Percentage of revenue	5.7%	4.3%			5.4%	3.9%
Total revenue	$194,544	$256,512	$(61,968)	(24.2)%	$387,107	$508,883	$(121,776)	(23.9)%

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $183.4 million, or 94.3% of revenue, during the three months ended June 30, 2025, compared with $245.4 million, or 95.7% of revenue, for the three months ended June 30, 2024. The $62.0 million decrease in product revenue for the three-

month period ended June 30, 2025, in comparison to the same period in 2024, was primarily driven by a decrease in system sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at June 30, 2025 and December 31, 2024 was $129.7 million and $138.2 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $11.1 million, or 5.7% of revenue, for the three months ended June 30, 2025, relatively flat compared with $11.1 million, or 4.3% of revenue, for the three months ended June 30, 2024. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

Product

Product revenue was $366.2 million, or 94.6% of revenue, during the six months ended June 30, 2025, compared with $488.8 million, or 96.1% of revenue, for the six months ended June 30, 2024. The $122.6 million decrease in product revenue for the six-month period ended June 30, 2025, in comparison to the same period in 2024, was primarily driven by a decrease in system sales.

Services

Services revenue was $20.9 million, or 5.4% of revenue, for the six months ended June 30, 2025, compared with $20.1 million, or 3.9% of revenue, for the six months ended June 30, 2024.

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

●	Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and
●	Revenue by our customer market segments, since they can be subject to different economic drivers at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period. Currently, management references three customer market segments: memory, mature process technology and advanced logic.

Aftermarket and Systems Revenue

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

Included in total revenue of $194.5 million during the three months ended June 30, 2025 is revenue from our Aftermarket business of $61.3 million, compared with $57.9 million of Aftermarket revenue for the three months ended June 30, 2024. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $133.2 million of revenue for the three months ended June 30, 2025 was systems revenue, compared with $198.6 million of systems revenue for the three months ended June 30, 2024. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

Included in total revenue of $387.1 million during the six months ended June 30, 2025 is revenue from our Aftermarket business of $116.2 million, compared with $114.8 million of Aftermarket revenue for the six months ended June 30, 2024. The remaining $270.9 million of revenue for the six months ended June 30, 2025 was systems revenue, compared with $394.1 million of systems revenue for the six months ended June 30, 2024.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)
Gross Profit:
Product	$87,940	$110,621	$(22,681)	(20.5)%	$176,264	$226,128	$(49,864)	(22.1)%
Product gross margin	47.9%	45.1%			48.1%	46.3%

Services	(597)	1,788	(2,385)	(133.4)%	(153)	2,332	(2,485)	(106.6)%
Services gross margin	(5.4)%	16.1%			(0.7)%	11.6%
Total gross profit	$87,343	$112,409	$(25,066)	(22.3)%	$176,111	$228,460	$(52,349)	(22.9)%
Gross margin	44.9%	43.9%			45.5%	44.9%

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

Product

Gross margin from product revenue was 47.9% for the three months ended June 30, 2025, compared to 45.1% for the three months ended June 30, 2024. The increase in gross margin primarily resulted from improved margins on Purion systems and a favorable mix of parts and upgrades.

Services

Gross margin from services revenue was (5.3)% for the three months ended June 30, 2025, compared to 16.1% for the three months ended June 30, 2024. The decrease in gross margin is attributable to changes in the mix of service contracts.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

Product

Gross margin from product revenue was 48.1% for the six months ended June 30, 2025, compared to 46.3% for the six months ended June 30, 2024. The increase in gross margin primarily resulted from improved margins on Purion systems and a favorable mix of parts and upgrades.

Services

Gross margin from services revenue was (0.7)% for the six months ended June 30, 2025, compared to 11.6% for the six months ended June 30, 2024. The decrease in gross margin is attributable to changes in the mix of service contracts.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)
Research and development	$27,064	$25,786	$1,278	5.0%	$54,192	$51,448	$2,744	5.3%
Percentage of revenue	13.9%	10.1%			14.0%	10.1%
Sales and marketing	15,003	17,230	(2,227)	(12.9)%	30,127	34,675	(4,548)	(13.1)%
Percentage of revenue	7.7%	6.7%			7.8%	6.8%
General and administrative	16,311	16,583	(272)	(1.6)%	33,668	32,988	680	2.1%
Percentage of revenue	8.4%	6.5%			8.7%	6.5%
Total operating expenses	$58,378	$59,599	$(1,221)	(2.0)%	$117,987	$119,111	$(1,124)	(0.9)%
Percentage of revenue	30.0%	23.3%			30.5%	23.4%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $35.9 million, or 61.5%, of our total operating expenses for the three months ended June 30, 2025, compared to $35.3 million, or 59.2%, of our total operating expenses for the three months ended June 30, 2024. Personnel costs were $71.3 million, or 60.4%, of our total operating expenses for the six months ended June 30, 2025, compared to $71.7 million, or 60.2%, of our total operating expenses for the six months ended June 30, 2024. The higher personnel costs for the three months ended June 30, 2025 are primarily due to an increase in variable compensation expense, partially offset by decreases in expatriate expenses, stock-based compensation, and separation program expenses. The lower personnel costs for the six months ended June 30, 2025 are primarily due to a decrease in variable compensation expense and expatriate expenses, partially offset by increases in wages and separation program expenses.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Research and development	$27,064	$25,786	$1,278	5.0%	$54,192	$51,448	$2,744	5.3%
Percentage of revenue	13.9%	10.1%			14.0%	10.1%

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

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

Research and development expense was $27.1 million during the three months ended June 30, 2025, an increase of $1.3 million, or 5.0%, compared with $25.8 million during the three months ended June 30, 2024. The increase is primarily due to higher personnel expenses, driven by increases in variable compensation and stock-based compensation, and increases in depreciation and amortization expense.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

Research and development expense was $54.2 million during the six months ended June 30, 2025, an increase of $2.7 million, or 5.3%, compared with $51.4 million during the six months ended June 30, 2024. The increase is primarily due to higher personnel payroll expense, stock-based compensation, separation program expense, and an increase in depreciation and amortization expense.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Sales and marketing	$15,003	$17,230	$(2,227)	(12.9)%	$30,127	$34,675	$(4,548)	(13.1)%
Percentage of revenue	7.7%	6.7%			7.8%	6.8%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

Sales and marketing expense was $15.0 million during the three months ended June 30, 2025, a decrease of $2.2 million, or 12.9%, compared with $17.2 million during the three months ended June 30, 2024. The decrease is primarily due to a decrease in expatriate expenses and tool evaluation costs.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

Sales and marketing expense was $30.1 million during the six months ended June 30, 2025, a decrease of $4.5 million, or 13.1%, compared with $34.7 million during the six months ended June 30, 2024. The decrease is primarily due to a decrease in expatriate expenses and tool evaluation costs.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
General and administrative	$16,311	$16,583	$(272)	(1.6)%	$33,668	$32,988	$680	2.1%
Percentage of revenue	8.4%	6.5%			8.7%	6.5%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

General and administrative expense was $16.3 million during the three months ended June 30, 2025, a decrease of $0.3 million, or 1.6%, compared with $16.6 million during the three months ended June 30, 2024. The decrease is primarily due to a decrease in project and consulting expenses and travel expenses.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

General and administrative expense was $33.7 million during the six months ended June 30, 2025, an increase of $0.7 million, or 2.1%, compared with $33.0 million during the six months ended June 30, 2024. The increase is primarily due to professional fees and the recovery of a previously written-off receivable in the prior year period.

Other Income (Expense)

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Other income (expense):	$6,032	$4,455	$1,577	35.4%	$9,957	$6,914	$3,043	44.0%
Percentage of revenue	3.1%	1.8%			2.6%	1.4%

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

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

Other income was $6.0 million for the three months ended June 30, 2025, compared with other income of $4.5 million for the three months ended June 30, 2024. The $1.6 million increase in other income (expense) compared to the same prior year period was primarily due to a decrease in net foreign exchange losses of $1.8 million. Net foreign exchange losses for the three months ended June 30, 2025 includes $5.8 million of losses related to forward currency exchange contracts, partially offset by foreign exchange gains of $7.3 million. Net foreign exchange losses for the three months ended June 30, 2024 includes foreign exchange losses of $2.5 million, partially offset by foreign exchange gains of $2.3 million from forward currency exchange contracts.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

Other income was $10.0 million for the six months ended June 30, 2025, compared with other income of $6.9 million for the six months ended June 30, 2024. The $3.0 million increase in other income (expense) compared to the same prior year period was primarily due to a decrease in net foreign exchange losses of $3.2 million. Net foreign exchange losses for the six months ended June 30, 2025 includes $7.0 million of losses related to forward currency exchange contracts, partially offset by foreign exchange gains of $8.1 million. Net foreign exchange losses for the six months ended June 30, 2024 includes foreign exchange losses of $5.9 million, partially offset by foreign exchange gains of $3.8 million from forward currency exchange contracts.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Income tax provision	$3,621	$6,399	$(2,778)	(43.4)%	$8,126	$13,803	$(5,677)	(41.1)%
Percentage of revenue	1.9%	2.5%			2.1%	2.7%

Income tax expense was $3.6 million for the three months ended June 30, 2025, compared to $6.4 million for the three months ended June 30, 2024. The $2.8 million decrease was primarily due to the decrease in pre-tax book income and an increased Foreign Derived Intangible Income deduction. The ETR for the six months ended June 30, 2025 was less than the U.S. statutory rate of 21% primarily attributable to Foreign Derived Intangible Income deduction and Federal research and development tax credits. The reported ETR for the three months ended June 30, 2025 was 10.3% compared to 11.2% for the three months ended June 30, 2024.

On July 4, 2025, U.S tax legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent many of the tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 that were originally set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not effective until 2026. The Company is currently evaluating the impact of this new legislation.

Liquidity and Capital Resources

At June 30, 2025, we had $173.6 million in unrestricted cash and cash equivalents, $376.2 million in short-term investments and $31.1 million in long-term investments, in addition to $7.6 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the six months ended June 30, 2025 and 2024, we generated $79.5 million and $82.3 million, respectively, of cash related to operating activities.

Investing activities for the six months ended June 30, 2025 resulted in cash generated of $35.9 million, $6.9 million of which was used for capital expenditures and $345.2 million of which was used to purchase short-term and long-term investments, offset by $388.0 million related to maturities and sales of short-term investments. Investing activities for the six months ended June 30, 2024 resulted in cash outflows of $61.3 million, $3.6 million of which was used for capital expenditures and $249.0 million of which was used to purchase short-term investments, offset by $191.3 million related to maturities of short-term investments.

Financing activities for the six months ended June 30, 2025 resulted in a cash usage of $67.1 million. During the first six months of 2025, (i) $63.5 million in cash was used to repurchase our common stock, (ii) $4.2 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, and (iii) $0.7 million was used to reduce the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first six months of 2025. In comparison, financing activities for the six months ended June 30, 2024 resulted in cash usage of $40.7 million, of which (i) $30.0 million related to the repurchase of our common stock (ii) $11.2 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $0.7 million relating to the reduction of our finance lease liability. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first six months of 2024.

As of June 30, 2025, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2025 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2024 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2025, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2025, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2024 Form 10-K.

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

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended June 30, 2025 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
April 1 through April 30	360	$46.42	360	$195,124
May 1 through May 31	297	$57.87	297	$177,921
June 1 through June 30	169	$64.34	169	$167,031
Total	826		826

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commision on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 5, 2025.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 5, 2025.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 5, 2025.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 5, 2025.

101*

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: August 5, 2025	By:	/s/ JAMES G. COOGAN

James G. Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer