Form 10-Q
period 2025-09-30
AXCELIS TECHNOLOGIES INC
filed 2025-11-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 30,999,133 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product	$201,218	$246,826	$567,444	$735,626
Services	12,393	9,738	33,274	29,822
Total revenue	213,611	256,564	600,718	765,448
Cost of revenue:
Product	112,078	136,379	302,041	399,049
Services	12,727	10,215	33,761	27,968
Total cost of revenue	124,805	146,594	335,802	427,017
Gross profit	88,806	109,970	264,916	338,431
Operating expenses:
Research and development	24,640	26,395	78,832	77,843
Sales and marketing	15,838	16,808	45,965	51,483
General and administrative	23,308	19,854	56,976	52,842
Total operating expenses	63,786	63,057	181,773	182,168
Income from operations	25,020	46,913	83,143	156,263
Other income (expense):
Interest income	5,465	6,560	16,547	18,126
Interest expense	(1,305)	(1,333)	(4,028)	(4,017)
Other, net	970	3,225	2,569	1,257
Total other income	5,130	8,452	15,088	15,366
Income before income taxes	30,150	55,365	98,231	171,629
Income tax provision	4,164	6,789	12,290	20,593
Net income	$25,986	$48,576	$85,941	$151,036
Net income per share:
Basic	$0.83	$1.49	$2.70	$4.63
Diluted	$0.83	$1.49	$2.70	$4.61
Shares used in computing net income per share:
Basic weighted average shares of common stock	31,287	32,550	31,796	32,595
Diluted weighted average shares of common stock	31,450	32,675	31,863	32,780

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$25,986	$48,576	$85,941	$151,036
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,408)	2,257	4,304	(387)
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	—	5	—	15
Unrealized gains on available-for-sale investments	278	—	301	—
Total other comprehensive (loss) income	(1,130)	2,262	4,605	(372)
Comprehensive income	$24,856	$50,838	$90,546	$150,664

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$187,501	$123,512
Short-term investments	262,059	447,831
Accounts receivable, net	147,636	203,149
Inventories, net	324,342	282,225
Prepaid income taxes	4,687	6,420
Prepaid expenses and other current assets	57,804	60,471
Total current assets	984,029	1,123,608
Property, plant and equipment, net	57,979	53,784
Operating lease assets	29,499	29,621
Finance lease assets, net	14,440	15,346
Long-term restricted cash	7,626	7,552
Deferred income taxes	70,033	68,277
Long-term investments	143,214	—
Other assets	45,120	50,593
Total assets	$1,351,940	$1,348,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,466	$46,928
Accrued compensation	24,357	25,536
Warranty	9,258	13,022
Deferred revenue	81,486	94,673
Current portion of finance lease obligation	1,505	1,345
Other current liabilities	29,917	26,018
Total current liabilities	198,989	207,522
Long-term finance lease obligation	41,166	42,329
Long-term deferred revenue	47,434	43,501
Other long-term liabilities	44,207	42,639
Total liabilities	331,796	335,991
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 30,998 shares issued and outstanding at September 30, 2025; 32,365 shares issued and outstanding at December 31, 2024	31	32
Additional paid-in capital	532,951	548,654
Retained earnings	488,771	470,318
Accumulated other comprehensive loss	(1,609)	(6,214)
Total stockholders’ equity	1,020,144	1,012,790
Total liabilities and stockholders’ equity	$1,351,940	$1,348,781

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

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790
Net income	—	—	—	28,579	—	28,579
Foreign currency translation adjustments	—	—	—	—	646	646
Unrealized gains on available-for-sale investments	—	—	—	—	81	81
Issuance of common stock on restricted stock units, net of shares withheld	38	—	(1,583)	—	—	(1,583)
Stock-based compensation expense	—	—	4,903	—	—	4,903
Repurchase of common stock	(274)	—	(4,954)	(13,224)	—	(18,178)
Balance at March 31, 2025	32,129	$32	$547,020	$485,673	$(5,487)	$1,027,238

Net income	—	—	—	31,376	—	31,376
Foreign currency translation adjustments	—	—	—	—	5,066	5,066
Unrealized losses on available-for-sale investments	—	—	—	—	(58)	(58)
Issuance of stock under Employee Stock Purchase Plan	21	—	1,246	—	—	1,246
Issuance of common stock on restricted stock units, net of shares withheld	94	—	(2,569)	—	—	(2,569)
Stock-based compensation expense	—	—	5,421	—	—	5,421
Repurchase of common stock	(826)	(1)	(15,451)	(29,885)	—	(45,337)
Balance at June 30, 2025	31,418	$31	$535,667	$487,164	$(479)	$1,022,383

Net income	—	—	—	25,986	—	25,986
Foreign currency translation adjustments	—	—	—	—	(1,408)	(1,408)
Unrealized gains on available-for-sale investments	—	—	—	—	278	278
Issuance of common stock on restricted stock units, net of shares withheld	3	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	5,344	—	—	5,344
Repurchase of common stock	(423)	—	(7,956)	(24,379)	—	(32,335)
Balance at September 30, 2025	30,998	$31	$532,951	$488,771	$(1,609)	$1,020,144

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$85,941	$151,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,152	11,542
Deferred income taxes	(1,756)	(5,510)
Stock-based compensation expense	15,668	15,571
Provision for doubtful accounts	—	2,984
Provision for excess and obsolete inventory	2,625	4,120
Accretion of discounts and premiums on short-term and long-term investments	(3,335)	(10,167)
Unrealized currency gain on foreign denominated transactions	(2,229)	(3,100)
Mark-to-market adjustment on forward exchange contracts	585	583
Changes in operating assets and liabilities:
Accounts receivable	58,764	28,774
Inventories	(34,248)	11,299
Prepaid expenses and other current assets	3,323	(8,110)
Accounts payable and other current liabilities	1,365	(2,738)
Deferred revenue	(10,063)	(46,700)
Income taxes	2,180	(14,132)
Other assets and liabilities	(7,100)	(7,414)
Net cash provided by operating activities	124,872	128,038

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(8,960)	(7,523)
Purchases of short-term and long-term investments	(506,626)	(433,894)
Maturities and sales of short-term investments	552,820	323,570
Net cash provided by (used in) investing activities	37,234	(117,847)

Cash flows from financing activities
Net settlement on restricted stock grants	(4,256)	(11,408)
Repurchase of common stock	(95,850)	(45,358)
Proceeds from Employee Stock Purchase Plan purchases	1,246	1,242
Principal payments on finance lease obligation	(1,012)	(1,125)
Net cash used in financing activities	(99,872)	(56,649)

Effect of exchange rate changes on cash and cash equivalents	1,829	(774)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,063	(47,232)

Cash, cash equivalents and restricted cash at beginning of period	131,064	173,951
Cash, cash equivalents and restricted cash at end of period	$195,127	$126,719

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

The balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of September 30, 2025, there have been no material changes in the Company’s significant accounting policies, other than as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Note 2. Significant Accounting Policies

          Cash, Cash Equivalents, Short-term Investments, and Long-term Investments

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less. Cash equivalents consist primarily of money market funds, U.S. government and agency securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value. Short-term investments are highly liquid investments, primarily consisting of U.S. government and agency securities, with original maturities of greater than 90 days but less than one year from date of purchase. Long-term investments consist of U.S. government and agency securities with original maturities greater than one year from the date of purchase. Beginning as of March 31, 2025, both our short-term and long-term investments are classified as available-for-sale as a result of the below noted sale of securities. In prior periods, our short-term investments were classified as held-to-maturity. We classify our long-term investments as non-current based on the security’s contractual maturity. We evaluate if any declines in fair value below amortized cost are caused by expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Any unrealized gains and losses are included in accumulated other comprehensive loss in the Consolidated Statement of Stockholders’ Equity. Income related to these securities is recorded in interest income in the Consolidated Statements of Operations. As of September 30, 2025, the amortized cost and fair value of the available-for-sale short-term investments was $262.0 million and $262.1 million, respectively. As of September 30, 2025, the amortized cost and fair value of the long-term investments was $143.0 million and $143.2 million, respectively. As of September 30, 2025, we had no allowances for credit loss on our investments.

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

We recognized stock-based compensation expense of $5.3 million and $5.4 million for the three-month periods ended September 30, 2025 and 2024, respectively. We recognized stock-based compensation expense of $15.7 million and $15.6 million for the nine-month periods ended September 30, 2025 and 2024, respectively. These amounts include compensation expense related to RSUs and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended September 30, 2025 and 2024, we issued 3,121 and 5,023 shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In both the three-month periods ended September 30, 2025 and 2024, we received no proceeds in connection with purchases under the 2020 ESPP.

In both of the nine-month periods ended September 30, 2025 and 2024, we issued 0.2 million shares of common stock upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In both the nine-month periods ended September 30, 2025 and 2024, we received proceeds of $1.2 million in connection with purchases under the 2020 ESPP.

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

		September 30,	December 31,
Leases	Classification	2025	2024

Assets		(in thousands)
Operating leases	Operating lease assets	$29,499	$29,621
Finance lease	Finance lease assets*	14,440	15,346
Total leased assets		$43,939	$44,967
Liabilities
Current
Operating	Other current liabilities	$4,761	$4,470
Finance	Current portion of finance lease obligation	1,505	1,345
Non-current
Operating	Other long-term liabilities	25,221	25,321
Finance	Finance lease obligation	41,166	42,329
Total lease liabilities		$72,653	$73,465

*Finance lease assets are recorded net of accumulated depreciation of $48.1 million and include $0.5 million of prepaid financing costs as of September 30, 2025. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.5 million of prepaid financing costs as of December 31, 2024.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. We lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024 as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Lease cost	Classification	2025	2024	2025	2024

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,626	$1,664	$4,907	$5,186
Research and development	Operating expenses	109	127	477	453
Sales and marketing*	Operating expenses	436	463	1,330	1,365
General and administrative*	Operating expenses	249	232	787	763
Total operating lease cost		$2,420	$2,486	$7,501	$7,767
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$264	$321	$907	$964
Interest on lease liabilities	Interest expense	1,139	1,177	3,443	3,561
Total finance lease cost		$1,403	$1,498	$4,350	$4,525

Total lease cost		$3,823	$3,984	$11,851	$12,292

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, and includes short-term lease and variable lease costs of approximately $0.3 million and $1.6 million for the three and nine months ended September 30, 2024, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of September 30, 2025:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2025	$1,475	$1,675	$3,150
2026	6,008	5,972	11,980
2027	6,128	4,130	10,258
2028	6,251	2,941	9,192
2029	6,376	2,640	9,016
Thereafter	48,960	22,871	71,831
Total lease payments	$75,198	$40,229	$115,427
Less interest portion*	(32,527)	(10,247)	(42,774)
Finance lease and operating lease obligations	$42,671	$29,982	$72,653

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

September 30,
Lease term and discount rate	2025
Weighted-average remaining lease term (years):
Operating leases	10.5
Finance leases	11.3
Weighted-average discount rate:
Operating leases	5.3%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024

	(in thousands)
Operating cash outflows from operating leases	$7,501	$7,767
Operating cash outflows from finance leases	3,443	3,561
Financing cash outflows from finance leases	1,012	1,125
Operating lease assets obtained in exchange for operating lease liabilities	3,852	4,063
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 5. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Systems	$143,668	$201,037	$414,564	$595,114
Aftermarket	69,943	55,527	186,154	170,334
Total Revenue	$213,611	$256,564	$600,718	$765,448

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
North America	$29,161	$32,950	$103,909	$112,826
Asia Pacific	161,352	202,377	441,405	586,754
Europe	23,098	21,237	55,404	65,868
Total Revenue	$213,611	$256,564	$600,718	$765,448

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Contract liabilities	$128,920	$138,174

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Balance, beginning of the period	$129,742	$174,011	$138,174	$210,885
Deferral of revenue	27,991	31,544	48,740	69,938
Other adjustments *	—	—	(2,272)	(4,716)
Recognition of deferred revenue	(28,813)	(41,529)	(55,722)	(112,081)
Balance, end of the period	$128,920	$164,026	$128,920	$164,026

* Adjustment to contracts with customers are assessed to determine if amounts paid by customers represent deferred revenue or liabilities payable to customers and such amounts are accordingly reclassified pursuant to our revenue recognition policy and ASC 606.

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not have any allowance or incur any credit losses or recoveries for the three and nine month periods ended September 30, 2025. We recorded $3.4 million of bad debt expense for the three-month period ended September 30, 2024 associated with a European customer that filed for bankruptcy. We recorded $0.5 million of recovery of bad debt expense and $3.4 million of bad debt expense for the nine-month period ended September 30, 2024. As of both September 30, 2025 and September 30, 2024, we had no provision for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Net income available to common stockholders	$25,986	$48,576	$85,941	$151,036
Weighted average shares of common stock outstanding used in computing basic income per share	31,287	32,550	31,796	32,595
Incremental RSUs	163	125	67	185
Weighted average shares of common stock used in computing diluted net income per share	31,450	32,675	31,863	32,780
Net income per share
Basic	$0.83	$1.49	$2.70	$4.63
Diluted	$0.83	$1.49	$2.70	$4.61

Diluted weighted average shares of common stock outstanding does not include 187,726 and 109,266 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended September 30, 2025 and 2024, respectively, or 268,357 and 21,477 common equivalent shares issuable with respect to outstanding equity awards for the nine-month periods ended September 30, 2025 and 2024, respectively, as their effect would have been anti-dilutive.

Note 8.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, by component, for the nine months ended September 30, 2025:

			Unrealized gains on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2024	$(6,253)	$39	$—	$(6,214)
Other comprehensive income and reclassifications	4,304	—	301	4,605
Balance at September 30, 2025	$(1,949)	$39	$301	$(1,609)

Note 9. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$187,501	$123,512
Long-term restricted cash	7,626	7,552
Total cash, cash equivalents and restricted cash	$195,127	$131,064

As of September 30, 2025, we had $7.6 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $0.9 million letter of credit for customs purposes, (iii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iv) a $0.1 million deposit relating to customs activity. See Note 13 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 10.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Raw materials	$250,546	$227,141
Work in process	58,197	34,490
Finished goods (completed systems)	15,599	20,594
Inventories, net	$324,342	$282,225

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

The changes in our standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2025	2024

	(in thousands)
Balance at January 1 (beginning of year)	$15,183	$16,757
Warranties issued during the period	6,498	9,004
Settlements made during the period	(9,632)	(9,313)
Changes in estimate of liability for pre-existing warranties during the period	(712)	(48)
Balance at September 30 (end of period)	$11,337	$16,400

Amount classified as current	$9,258	$14,547
Amount classified as long-term (within other long-term liabilities)	2,079	1,853
Total warranty liability	$11,337	$16,400

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

The following tables set forth our assets which are measured at fair value by level within the fair value hierarchy:

	September 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$150,229	$—	$—	$150,229
Short-term investments (U.S. Government Securities and Agency Investments)	262,059	—	—	262,059
Mark-to-market adjustment on forward exchange contracts	—	(585)	—	(585)
Long-term investments (U.S. Government Securities and Agency Investments)	143,214	—	—	143,214
Total	$555,502	$(585)	$—	$554,917

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$81,320	$—	$—	$81,320
Short-term investments (U.S. Government Securities and Agency Investments)	448,296	—	—	448,296
Mark-to-market adjustment on forward exchange contracts	—	267	—	267
Total	$529,616	$267	$—	$529,883

The following table summarizes the contractual maturities of our cash equivalents and investments as of September 30, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$412,217	$412,288
Due after one year through two years	142,983	143,214
Total	$555,200	$555,502

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end are marked-to-market and the valuation adjustments related to these open contracts are recorded in the current asset or current liability account. Any unrealized gain or loss on the open contracts is recognized and recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 30, 2025, the recognized unrealized loss on these forward exchange contracts was approximately $0.6 million.

Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 30, 2025, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 13.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a finance lease under generally accepted accounting principles and, as such, we have recorded a finance lease obligation of $42.7 million as of September 30, 2025. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of September 30, 2025, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet at September 30, 2025.

Note 14.  Income Taxes

Income tax expense was $4.2 million for the three months ended September 30, 2025, compared to $6.8 million for the three months ended September 30, 2024. The $2.6 million decrease was primarily due to the decrease in pre-tax book income. The reported effective tax rate (“ETR”) for the three months ended September 30, 2025 was 13.8% compared to 12.3% for the three months ended September 30, 2024. The ETR increase was primarily due to the impact of the One Big Beautiful Bill Act (“OBBBA”). The ETR for the nine months ended September 30, 2025 was less than the U.S. statutory rate of 21% primarily attributable to Foreign Derived Intangible Income deduction and Federal research and development tax credits.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act was signed into law. The OBBBA makes significant changes to certain U.S. corporate tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others scheduled to be implemented through 2027. The impacts of the portions of the OBBBA are reflected in our results for the quarter ended September 30, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Note 15.  Concentration of Risk

For both the three months ended September 30, 2025 and 2024, one customer accounted for 11.9% of total revenue.

For the nine months ended September 30, 2025, one customer accounted for 10.6% of total revenue. For the nine months ended September 30, 2024, no individual customer accounted for greater than ten percent of total revenue.

At September 30, 2025, two customers accounted for 12.7% and 10.2% of accounts receivable, respectively. At December 31, 2024, one customer accounted for 10.0% of accounts receivable.

Note 16. Share Repurchase

In March 2025, our Board of Directors approved an additional funding of $100 million for our stock repurchase program. This approval brings the current outstanding repurchase authorization to $215 million, with $135 million available for future stock repurchases as of September 30, 2025. During the nine months ended September 30, 2025, we repurchased 1.5 million shares of common stock at an average cost of $62.33 per share. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue:	$213,611	$256,564	$600,718	$765,448
Less:
Cost of revenue	124,805	146,594	335,802	427,017
Research and development	24,640	26,395	78,832	77,843
Sales and marketing	15,838	16,808	45,965	51,483
General and administrative	23,308	19,854	56,976	52,842
Total other income	5,130	8,452	15,088	15,366
Income tax provision	4,164	6,789	12,290	20,593
Segment Net Income	25,986	48,576	85,941	151,036
Reconciliation of profit or loss Adjustments and reconciling items	-	-	-	-
Net income	$25,986	$48,576	$85,941	$151,036

The above table includes depreciation expense and amortization expense of $4.3 million and $13.2 million for the three and nine month periods ended September 30, 2025, respectively, and $3.9 million and $11.5 million for the three and nine month periods ended September 30, 2024, respectively.

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

In September 2025, the FASB issued Accounting Strandards Update 2025-06 ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its future consolidated financial statements and related disclosures.

In September 2025. The FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) – Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU 2025-07 applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its future consolidated financial statements and related disclosures.

Note 20.  Merger

On September 30, 2025, the Company, Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Veeco Instruments Inc., a Delaware corporation (“Veeco”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of the Company. The Merger is subject to certain customary closing conditions, including the approval by the stockholders of each company and various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close in the second half of 2026.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Veeco (“Veeco Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares that are owned by the Company, Veeco or Merger Sub or any wholly owned subsidiary of the Company, Veeco or Merger Sub) will be converted into the right to receive 0.3575 (the “Exchange Ratio”) newly issued shares of Company common stock (the “Company Common Stock”) (the “Common Stock Merger Consideration”). No fractional shares of the Company will be issued in the Merger, and Veeco stockholders will receive cash in lieu of fractional shares as part of the merger consideration (the “Fractional Shares Cash Amount”, and the Fractional Shares Cash Amount together with the Common Stock Merger Consideration will be referred to as the “Merger Consideration”), as specified in the Merger Agreement.

The Merger Agreement may be terminated upon the mutual written consent of Axcelis and Veeco. In addition, either Axcelis or Veeco may terminate the Merger Agreement in certain circumstances, including if (a) certain governmental entities have issued a final and non-appealable governmental order or enacted a law prohibiting the Merger or making the closing of the Merger illegal, (b) the Merger is not consummated by September 30, 2026, subject to successive automatic extensions until as late as June 30, 2027 if the only remaining conditions to be satisfied are regulatory approvals, (c) the Axcelis stockholders fail to approve the Axcelis Stock Issuance, (d) the Veeco stockholders fail to adopt the Merger Agreement, (e) the other party is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement) or (f) the other party’s board of directors has changed its recommendation with respect to the Merger.

 If the Merger Agreement is terminated by a party following a recommendation change of the board of directors of the other party, the non-terminating party will be required to pay the other party the following termination fee: (i) if the non-terminating party is Axcelis, a termination fee of $108.7 million; and (ii) if the non-terminating party is Veeco, a termination fee of $77.5 million. Each party may also be required to pay such termination fee if such party enters into a competing proposal within twelve months of termination of the Merger Agreement under certain circumstances. In addition, if the Merger Agreement is terminated by a party as a result of the other party’s failure to obtain stockholder approval, or is terminated by a party due to the other party’s breach of the Merger Agreement that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement), then the non-terminating party will be required to pay a fixed expense reimbursement amount of $15.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties, including relating to obtaining applicable regulatory and stockholder approvals, satisfying other closing conditions to the proposed transaction, the expected tax treatment of the proposed transaction, the expected timing of the proposed transaction and the integration of the businesses and the expected benefits, cost savings, accretion, synergies and growth to result therefrom. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, failure to obtain applicable regulatory or stockholder approvals in a timely manner or otherwise; failure to satisfy other closing conditions to the proposed transaction or to complete the proposed transaction on anticipated terms and timing; negative effects of the announcement of the proposed transaction; risks that the businesses will not be integrated successfully or that the combined company will not realize expected benefits, cost savings, accretion, synergies and/or growth, or that such benefits may take longer to realize or may be more costly to achieve than expected; the risk that disruptions from the proposed transaction will harm business plans and operations; risks relating to unanticipated costs of integration; significant transaction and/or integration costs, or difficulties in connection with the proposed transaction and/or unknown or inestimable liabilities; restrictions during the pendency of the proposed transaction that may impact the ability to pursue certain business opportunities or strategic transactions; potential litigation associated with the proposed transaction; the potential impact of the announcement or consummation of the proposed transaction on the Company’s, Veeco’s or the combined company’s relationships with suppliers, customers, employees and regulators; and demand for the combined company’s products. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to: economic, political and social conditions in the countries in which the Company and Veeco, their respective customers and suppliers operate; disruption to the Company’s and Veeco’s respective manufacturing facilities or other operations, or the operations of Company’s and Veeco’s respective customers and suppliers, due to natural catastrophic events, health epidemics or terrorism; ongoing changes in the technology industry, and the semiconductor industry in particular, including future growth rates, pricing trends in end-markets, or changes in customer capital spending patterns; the Company’s, Veeco’s and the combined company’s ability to timely develop new technologies and products that successfully anticipate or address changes in the semiconductor industry; the Company’s, Veeco’s and the combined company’s ability to maintain their respective technology advantage and protect their respective proprietary rights; the Company’s, Veeco’s and the combined company’s ability to compete with new products introduced by their respective competitors; the Company’s, Veeco’s and the combined company’s ability or the ability of their respective customers to obtain U.S. export control licenses for the sale of certain products or provision of certain services to customers in China, those set forth under "Liquidity and Capital Resources" below and under “Risk Factors” in Part I, Item 1A to our 2024 Form 10-K, which discussion is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 53.7% of total revenue for the nine months ended September 30, 2025.

Sales of our systems in the first nine months of 2025 were down compared to the same period in the prior year, as customers have moderated the pace of investments into mature process node technologies. The overall mature process segment represented 93% of our shipped systems revenue, with 1% of shipments to advanced logic and 6% of shipments to dynamic random-access memory (“DRAM”) applications. Of the mature process segment, power device shipments comprised 55% of total systems revenue with the general mature segment representing 38%, which includes image sensor applications.

For the nine months ended September 30, 2025, the geopolitical environment surrounding trade and tariffs did not have a meaningful impact on our financial results. It is difficult to predict the exact timing and magnitude of the tariffs, the duration for which the tariffs will be in place, and the impact the tariffs will have on our customers and suppliers. We continue to develop plans to reduce the potential impact of these tariffs by leveraging our global supply chain and manufacturing footprint.

The U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) issued an interim final rule (the “Affiliates Rule”), effective September 29, 2025. We continue to evaluate this rule and its potential impact on our business, but based on our preliminary review, we currently do not anticipate it to have a material impact to our China-based revenues.

On September 30, 2025, the Company, Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Veeco Instruments Inc., a Delaware corporation (“Veeco”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of the Company.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product	94.2%	96.2%	94.5%	96.1%
Services	5.8	3.8	5.5	3.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	52.5	53.2	50.3	52.1
Services	6.0	4.0	5.6	3.7
Total cost of revenue	58.5	57.2	55.9	55.8
Gross profit	41.5	42.8	44.1	44.2
Operating expenses:
Research and development	11.5	10.3	13.1	10.2
Sales and marketing	7.4	6.6	7.7	6.7
General and administrative	10.9	7.7	9.5	6.9
Total operating expenses	29.8	24.6	30.3	23.8
Income from operations	11.7	18.2	13.8	20.4
Other income (expense):
Interest income	2.6	2.6	2.8	2.4
Interest expense	(0.6)	(0.5)	(0.7)	(0.5)
Other, net	0.5	1.3	0.4	0.2
Total other income	2.5	3.4	2.5	2.1
Income before income taxes	14.2	21.6	16.3	22.5
Income tax provision	1.9	2.6	2.0	2.7
Net income	12.3%	19.0%	14.3%	19.8%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)
Revenue:
Product	$201,218	$246,826	$(45,608)	(18.5)%	$567,444	$735,626	$(168,182)	(22.9)%
Percentage of revenue	94.2%	96.2%			94.5%	96.1%
Services	12,393	9,738	2,655	27.3%	33,274	29,822	3,452	11.6%
Percentage of revenue	5.8%	3.8%			5.5%	3.9%
Total revenue	$213,611	$256,564	$(42,953)	(16.7)%	$600,718	$765,448	$(164,730)	(21.5)%

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $201.2 million, or 94.2% of revenue, during the three months ended September 30, 2025, compared with $246.8 million, or 96.2% of revenue, for the three months ended September 30, 2024. The $45.6 million decrease in product revenue for the three-month period ended September 30, 2025, in comparison to the same period in 2024, was primarily driven by a decrease in system sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at September 30, 2025 and December 31, 2024 was $128.9 million and $138.2 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $12.4 million, or 5.8% of revenue, for the three months ended September 30, 2025, compared with $9.7 million, or 3.8% of revenue, for the three months ended September 30, 2024. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

Product

Product revenue was $567.4 million, or 94.5% of revenue, during the nine months ended September 30, 2025, compared with $735.6 million, or 96.1% of revenue, for the nine months ended September 30, 2024. The $168.2 million decrease in product revenue for the nine-month period ended September 30, 2025, in comparison to the same period in 2024, was primarily driven by a decrease in system sales.

Services

Services revenue was $33.3 million, or 5.5% of revenue, for the nine months ended September 30, 2025, compared with $29.8 million, or 3.9% of revenue, for the nine months ended September 30, 2024.

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

Aftermarket and Systems Revenue

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

Included in total revenue of $213.6 million during the three months ended September 30, 2025 is revenue from our Aftermarket business of $69.9 million, compared with $55.5 million of Aftermarket revenue for the three months ended September 30, 2024. Aftermarket revenue fluctuates from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $143.7 million of revenue for the three months ended September 30, 2025 was systems revenue, compared with $201.1 million of systems revenue for the three months ended September 30, 2024. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

Included in total revenue of $600.7 million during the nine months ended September 30, 2025 is revenue from our Aftermarket business of $186.2 million, compared with $170.3 million of Aftermarket revenue for the nine months ended September 30, 2024. The remaining $414.5 million of revenue for the nine months ended September 30, 2025 was systems revenue, compared with $595.1 million of systems revenue for the nine months ended September 30, 2024.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)
Gross Profit:
Product	$89,140	$110,447	$(21,307)	(19.3)%	$265,403	$336,577	$(71,174)	(21.1)%
Product gross margin	44.3%	44.7%			46.8%	45.8%

Services	(334)	(477)	143	(30.0)%	(487)	1,854	(2,341)	(126.3)%
Services gross margin	(2.7)%	(4.9)%			(1.5)%	6.2%
Total gross profit	$88,806	$109,970	$(21,164)	(19.2)%	$264,916	$338,431	$(73,515)	(21.7)%
Gross margin	41.5%	42.8%			44.1%	44.2%

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

Product

Gross margin from product revenue was 44.3% for the three months ended September 30, 2025, compared to 44.7% for the three months ended September 30, 2024. The slight decrease in gross margin resulted from a less favorable mix of system shipments.

Services

Gross margin from services revenue was (2.7)% for the three months ended September 30, 2025, compared to (4.9)% for the three months ended September 30, 2024. The increase in gross margin is attributable to changes in the mix of service contracts and fluctuations of service expenses. Occasionally, we experience negative gross margin on service revenue as contract costs can vary significantly from one period to another based on customer demand.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

Product

Gross margin from product revenue was 46.8% for the nine months ended September 30, 2025, compared to 45.8% for the nine months ended September 30, 2024. The increase in gross margin resulted from a favorable mix of system shipments and an increased mix of parts and upgrades with higher margins.

Services

Gross margin from services revenue was (1.5)% for the nine months ended September 30, 2025, compared to 6.2% for the nine months ended September 30, 2024. The decrease in gross margin is attributable to changes in the mix of service contracts and fluctuations of service expenses. Occasionally, we experience negative gross margin on service revenue as contract costs can vary significantly from one period to another based on customer demand.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)
Research and development	$24,640	$26,395	$(1,755)	(6.6)%	$78,832	$77,843	$989	1.3%
Percentage of revenue	11.5%	10.3%			13.1%	10.2%
Sales and marketing	15,838	16,808	(970)	(5.8)%	45,965	51,483	(5,518)	(10.7)%
Percentage of revenue	7.4%	6.6%			7.7%	6.7%
General and administrative	23,308	19,854	3,454	17.4%	56,976	52,842	4,134	7.8%
Percentage of revenue	10.9%	7.7%			9.5%	6.9%
Total operating expenses	$63,786	$63,057	$729	1.2%	$181,773	$182,168	$(395)	(0.2)%
Percentage of revenue	29.8%	24.6%			30.3%	23.8%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $32.5 million, or 50.9%, of our total operating expenses for the three months ended September 30, 2025, compared to $35.5 million, or 56.3%, of our total operating expenses for the three months ended September 30, 2024. Personnel costs were $103.8 million, or 57.1%, of our total operating expenses for the nine months ended September 30, 2025, compared to $107.2 million, or 58.9%, of our total operating expenses for the nine months ended September 30, 2024. The lower personnel costs for the three months ended September 30, 2025 are primarily due to decreases in salary and benefits expenses, partially offset by increases in variable compensation, expatriate and separation program expenses. The lower personnel costs for the nine months ended September 30, 2025 are primarily due to decreases in salary, temporary employee, and expatriate expenses, partially offset by an increase in variable compensation and separation program expenses.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Research and development	$24,640	$26,395	$(1,755)	(6.6)%	$78,832	$77,843	$989	1.3%
Percentage of revenue	11.5%	10.3%			13.1%	10.2%

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

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

Research and development expense was $24.6 million during the three months ended September 30, 2025, a decrease of $1.8 million, or 6.6%, compared with $26.4 million during the three months ended September 30, 2024. The decrease is primarily due to lower personnel expenses, driven by a decrease in wages.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

Research and development expense was $78.8 million during the nine months ended September 30, 2025, an increase of $1.0 million, or 1.3%, compared with $77.8 million during the nine months ended September 30, 2024. The increase is primarily due to several small expense category fluctuations.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Sales and marketing	$15,838	$16,808	$(970)	(5.8)%	$45,965	$51,483	$(5,518)	(10.7)%
Percentage of revenue	7.4%	6.6%			7.7%	6.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

Sales and marketing expense was $15.8 million during the three months ended September 30, 2025, a decrease of $1.0 million, or 5.8%, compared with $16.8 million during the three months ended September 30, 2024. The decrease is primarily due to lower personnel expenses, driven by a decrease in wages.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

Sales and marketing expense was $46.0 million during the nine months ended September 30, 2025, a decrease of $5.5 million, or 10.7%, compared with $51.5 million during the nine months ended September 30, 2024. The decrease is primarily due to lower personnel expenses, driven by decreases in wages.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
General and administrative	$23,308	$19,854	$3,454	17.4%	$56,976	$52,842	$4,134	7.8%
Percentage of revenue	10.9%	7.7%			9.5%	6.9%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

General and administrative expense was $23.3 million during the three months ended September 30, 2025, an increase of $3.5 million, or 17.4%, compared with $19.9 million during the three months ended September 30, 2024. The increase is primarily due to an increase in merger related professional fees partially offset by a decrease in bad debt expense.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

General and administrative expense was $57.0 million during the nine months ended September 30, 2025, an increase of $4.1 million, or 7.8%, compared with $52.8 million during the nine months ended September 30, 2024. The increase is primarily due to an increase in merger related professional fees partially offset by a decrease in bad debt expense.

Other Income (Expense)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Other income (expense):	$5,130	$8,452	$(3,322)	(39.3)%	$15,088	$15,366	$(278)	(1.8)%
Percentage of revenue	2.5%	3.4%			2.5%	2.1%

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

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

Other income was $5.1 million for the three months ended September 30, 2025, compared with other income of $8.5 million for the three months ended September 30, 2024. The $3.3 million decrease in other income (expense) compared to the same prior year period was primarily due to a decrease in net foreign exchange gains of $2.2 million and a decrease in interest income of $1.1 million. Net foreign exchange gains for the three months ended September 30, 2025 includes $2.6 million of gains related to forward currency exchange contracts, partially offset by foreign exchange losses of $1.7 million. Net foreign exchange gains for the three months ended September 30, 2024 includes foreign exchange gains of $6.4 million, partially offset by foreign exchange losses of $3.3 million from forward currency exchange contracts.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

Other income was $15.1 million for the nine months ended September 30, 2025, compared with other income of $15.4 million for the nine months ended September 30, 2024. The $0.3 million decrease in other income (expense) compared to the same prior year period was primarily due to a decrease in interest income of $1.6 million partially offset by an increase in net foreign exchange gains of $1.0 million. Net foreign exchange gains for the nine months ended September

30, 2025 includes $4.4 million of losses related to forward currency exchange contracts, offset by foreign exchange gains of $6.5 million. Net foreign exchange gains for the nine months ended September 30, 2024 includes foreign exchange gains of $0.5 million and foreign exchange gains of $0.5 million from forward currency exchange contracts.

Income Tax Provision

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2025	2024	$ %		2025	2024	$ %

	(dollars in thousands)
Income tax provision	$4,164	$6,789	$(2,625)	(38.7)%	$12,290	$20,593	$(8,303)	(40.3)%
Percentage of revenue	1.9%	2.6%			2.0%	2.7%

Income tax expense was $4.2 million for the three months ended September 30, 2025, compared to $6.8 million for the three months ended September 30, 2024. The $2.6 million decrease was primarily due to the decrease in pre-tax book income. The reported ETR for the three months ended September 30, 2025 was 13.8% compared to 12.3% for the three months ended September 30, 2024. The ETR increase was primarily due to the impact of the One Big Beautiful Bill Act. The ETR for the nine months ended September 30, 2025 was less than the U.S. statutory rate of 21% primarily attributable to Foreign Derived Intangible Income deduction and Federal research and development tax credits.

Liquidity and Capital Resources

At September 30, 2025, we had $187.5 million in unrestricted cash and cash equivalents, $262.1 million in short-term investments and $143.2 million in long-term investments, in addition to $7.6 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2025 and 2024, we generated $124.9 million and $128.0 million, respectively, of cash related to operating activities.

Investing activities for the nine months ended September 30, 2025 resulted in cash generated of $37.2 million, $9.0 million of which was used for capital expenditures and $506.6 million of which was used to purchase short-term and long-term investments, offset by $552.8 million related to maturities and sales of short-term investments. Investing activities for the nine months ended September 30, 2024 resulted in cash outflows of $117.8 million, $7.5 million of which was used for capital expenditures and $433.9 million of which was used to purchase short-term investments, offset by $323.6 million related to maturities of short-term investments.

Financing activities for the nine months ended September 30, 2025 resulted in a cash usage of $99.9 million. During the first nine months of 2025, (i) $95.9 million in cash was used to repurchase our common stock, (ii) $4.3 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, and (iii) $1.0 million was used to reduce the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first nine months of 2025. In comparison, financing activities for the nine months ended September 30, 2024 resulted in cash usage of $56.6 million, of which (i) $45.4 million related to the repurchase of our common stock (ii) $11.4 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $1.1 million relating to the reduction of our finance lease liability. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first nine months of 2024.

As of September 30, 2025, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2025 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2024 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2025, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of September 30, 2025, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2024 Form 10-K other than the risks stated below.

Risks Related to the Merger

The Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

The consummation of the Merger is subject to customary closing conditions, including (i) the approval of the issuance of Company Common Stock pursuant to the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Company Common Stock entitled to vote thereon, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Veeco Common Stock entitled to vote thereon, (iii) the absence of any law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Merger, (iv) the shares of Company Common Stock to be issued in the Merger (the “Company Stock Issuance”) being approved for listing on the Nasdaq Global Select Market, (v) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the approval of the Merger by the State Administration for Market Regulation in the People’s Republic of China and receipt of, or expiration of applicable waiting periods in connection with, other government approvals, (vi) the Form S-4 Registration Statement of the Company, which will contain the joint proxy statement/prospectus of the parties in connection with the Merger, having become effective under the Securities Exchange Act of 1934 and not being the subject of any stop order or pending proceeding by the U.S. Securities and Exchange Commission (the “SEC”), (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of the Company and Veeco contained in the Merger Agreement, (viii) the compliance by each party with the covenants contained in the Merger Agreement, and (ix) the absence of a material adverse effect with respect to each of the Company and Veeco. The Merger is expected to close in the second half of 2026, subject to the satisfaction or waiving of the foregoing closing conditions.

If the Merger is not completed, the Company’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

●	the market price of the Company’s common stock could decline;
●	the Company could owe substantial termination fees to Veeco under certain circumstances;
●	if the Merger Agreement is terminated and the Veeco board or the Company’s board seeks another business combination, Veeco shareholders and the Company’s shareholders cannot be certain that Veeco or the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the Merger Agreement;
●	time, resources, and costs committed by the Company’s management team to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;
●	the Company may experience negative reactions from the financial markets or from its customers, suppliers, employees, or other business partners; and
●	the Company will be required to pay its respective costs relating to the Merger, such as legal, accounting, financial advisory, and printing fees, whether or not the Merger are completed.

In addition, if the Merger is not completed, the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement, and whether or not any such litigation has any merit, the cost of defending such litigation may be significant. The materialization of any of these risks could adversely impact the Company’s ongoing business.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about completion of the Merger.

The Merger is subject to the receipt of the requisite regulatory approvals, which requisite regulatory approvals may never be obtained, therefore preventing completion of the Merger. In addition, in granting such approvals, regulatory authorities may impose conditions that could have a significant adverse effect on the Company or the combined company and the expected benefits of the Merger, therefore preventing completion of the Merger.

Before the Merger may be completed, the requisite regulatory approvals must have been obtained. The terms and conditions of the approvals that are granted may impose requirements, concessions, limitations, or costs or place restrictions on the conduct of the combined company’s business.

Subject to the terms and conditions of the Merger Agreement, Veeco and the Company have each agreed to use their reasonable best efforts to consummate the Merger, including to obtain the regulatory approvals necessary to complete the Merger; provided that neither party is required to accept a remedy that, considered individually or in the aggregate, would have an adverse impact that is material to (a) the reasonably anticipated benefits to the Company or Veeco of the Merger, (b) the business of the Company and its subsidiaries, taken as a whole or (c) the business of Veeco and its subsidiaries, taken as a whole; provided further, that neither party is required to license any of its intellectual property to obtain regulatory approvals.

These requirements, concessions, and conditions may therefore reduce the anticipated benefits of the Merger, including synergies, which could also have a significant adverse effect on the combined company’s business and cash flows and results of operations, and neither Veeco nor the Company can predict what, if any, requirements, concessions, and conditions may be required by regulatory or governmental authorities whose approvals are required. The requisite regulatory approvals may not be obtained at all, may not be obtained in a timely fashion, and may contain conditions on the completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and the Company may have difficulty attracting and motivating management personnel and other key employees.

The Company is dependent on the experience and industry knowledge of its management personnel and other key employees to execute its business plans. The combined company’s success after the completion of the Merger will depend in part upon the ability of the Company to attract and retain key management personnel and other key employees. Prior to completion of the Merger, current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on the ability of the Company to attract or retain management personnel and other key employees.

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

The following table summarizes the stock repurchase activity, based upon settlement date, for the three months ended September 30, 2025 as well as the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
July 1 through July 31	237	$73.13	237	149,707
August 1 through August 31	136	$78.25	136	139,026
September 1 through September 30	50	$80.60	50	135,014
Total	423		423

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits.

The following exhibits are filed herewith:

Exhibit No	Description

2.1

Agreement and Plan of Merger, dated as September 30, 2025, by and among Axcelis Technologies, Inc., Veeco Instruments Inc. and Victory Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on October 1, 2025.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commision on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2025.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 6, 2025.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2025.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 6, 2025.

101*

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: November 6, 2025	By:	/s/ JAMES G. COOGAN

James G. Coogan
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer