Form 10-K
period 2025-12-31
AXCELIS TECHNOLOGIES INC
filed 2026-02-26
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025: $2,179,725,003

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of February 23, 2026: 30,718,815

Documents incorporated by reference:

Portions of the definitive Proxy Statement for Axcelis Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 5, 2026 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview of Our Business

Axcelis Technologies, Inc. (“Axcelis,” the “Company,” “we,” “us,” or “our”) designs, manufactures and services ion implantation and other processing equipment used in the fabrication of semiconductor chips. We believe that our Purion family of products offers the most innovative implanters available on the market today. We sell to leading semiconductor chip manufacturers worldwide. The ion implantation business represented 98.2% of our revenue in 2025, with the remaining 1.8% of revenue derived from aftermarket sales associated with other legacy processing systems. In addition to equipment, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance services and customer training.

Axcelis’ business commenced in 1978 and its current corporate entity was incorporated in Delaware in 1995. We are headquartered in Beverly, Massachusetts and maintain an internet site at www.axcelis.com. On or through our website, investors may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

Revenue for 2025 was $839.0 million, compared to $1,017.9 million in 2024. Systems revenue for 2025 was $571.0 million, compared to $782.6 million in 2024. Gross margin percent for 2025 was 44.9% compared to 44.7% in 2024. Operating profit for 2025 was $119.3 million, compared to $210.8 million in 2024. Net income for 2025 was $120.2 million, compared to $201.0 million in 2024.

The Company is in a strong competitive position. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the support of our customers and suppliers, enabled us to achieve critical milestones in our drive to market leadership. Important accomplishments in 2025 included:

●	We delivered revenue of $839.0 million in 2025 and earnings per share of $3.80.
●	We remained a technology leader and supplier of choice in the implant-intensive power device segment, which accounted for 55% of the value of our 2025 system shipments.
●	We continued working to expand our footprint with existing and new customers and currently have four Purion evaluation systems in the field at strategic customer sites in key market segments.
●	We continued our investment in our Customer Solutions & Innovation (“CS&I”) aftermarket business to drive financial growth and increased customer satisfaction levels, including the “Digital Tool Box,” an innovative service offering with online training, remote diagnosis and install, and automated troubleshooting guide.
●	We received 16 customer satisfaction awards in 2025. In addition, Axcelis was named to the 2024 editions of Forbes’ List of America’s Best Mid-Cap Companies and to Fortune Magazine’s 2024 lists of the Top 100 Fastest Growing Companies.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions. We believe that the most fundamental interest of our stockholders is consistent, profitable financial performance, which we expect to continue to deliver in 2026. Our performance is subject to the risks and uncertainties discussed below under Item 1A, Risk Factors.

Industry Overview

Semiconductor chips, also known as integrated circuits, are used in a continuously evolving range of consumer and industrial products, including for example, personal computers, mobile devices, automobiles, sensors and controllers for the “internet of things” and data storage servers. Types of semiconductor chips include dynamic random-access memory

(“DRAM”) and “Not AND” (“NAND”) Flash memory; logic devices to process information; and “system on chip” devices (which have both logic and memory features). The demand for chips continues to increase, as a result of the electrification of vehicles, the evolution of digital communications (including the introduction of 5G mobile networks), artificial intelligence, large language models (e.g. ChatGPT), data analytics and visualization, and the growth in the Internet of Things, and the increasing complexity of device features. These chips are used in power management, data input, such as image sensors, which are often manufactured using mature processing technologies, as well as for memory to support the storage of data, internet streaming and “cloud computing” data analytics.

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

Axcelis’ 2026 strategic goals are to:

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

An overview of specific Axcelis ion implantation products is below:

●	High Current Ion Implant. Our Purion H, Purion Dragon, Purion H200, and GSD/E2 Ovation spot beam, high current systems cover all traditional high current requirements as well as those associated with emerging and future devices. Our Purion high current capabilities extend beyond traditional high current energy and dose ranges, to cover new device fabrication requirements as well as to maximize capital utilization and flexibility. In addition, Axcelis’ Purion systems provide advantages for material modification applications, including those requiring hot and cold implant capabilities.

●	High Energy Ion Implant. Axcelis has been a market leader in high energy ion implanters for many years, and offers a range of new Purion systems which have differentiated capabilities for specialty applications as well as legacy high energy systems. Our Purion XE, EXE, and other Purion high energy systems combine Axcelis’ production-proven RF Linac high energy, spot beam technology with the Purion platform wafer handling system. The Purion XE Power Series implanters include Purion XE and EXE models for high volume power devices aluminum implantation, available with 150mm SiC wafer handling or 200mm thin Si wafer handling. Our batch high energy systems include the GSD/HE Ovation implanter, a 10 stage Linac with energies up to 3 MeV and the GSD/VHE Ovation system, a 14 stage Linac with energies up to 4.9 MeV.

●	Medium Current Ion Implant. Our Purion M Si and SiC medium current systems offer higher productivity and lower electrical energy consumption compared to competitive offerings, in addition to other advantages. With high energy capability far beyond competitive implanters, the Purion M is ideal for fabs at higher elevations or those dealing with heavy mass species. The Purion M is energy efficient and is among the industry’s lowest cost of ownership.

We believe our ion implant products will continue to meet customer demand for advantages in productivity, process performance and technical extendibility.

Aftermarket Support and Services

Through our CS&I business, we offer our customers extensive aftermarket service and support throughout the lifecycle of the equipment we manufacture. Approximately 3,400 of our products are in use in 27 countries worldwide. The service and support that we provide includes used tools, spare parts, equipment upgrades, and maintenance services. Our field offices offer varying levels of sales, service and application support. Revenue generated through our CS&I business of $268.0 million, $235.3 million, and $247.0 million represents 31.9%, 23.1% and 21.8% of total revenue in 2025, 2024 and 2023, respectively.

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

International revenue, including export sales from our U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, accounted for 83.7%, 85.8% and 84.1% of total revenue in 2025, 2024 and 2023, respectively. In 2025, approximately 88.6% of our sales were denominated in U.S. dollars. See Note 17 to our Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for a breakdown of our revenue and long-lived assets in the United States, Europe and Asia. See also Item 1A, “Risk Factors,” for information about risks attendant to our foreign operations.

Customers

In 2025, according to TechInsights Inc., the top 20 semiconductor chip manufacturers accounted for approximately 86.4% of total semiconductor capital equipment spending, which decreased slightly from 87.6% in 2024. These manufacturers are from the largest semiconductor chip manufacturing regions in the world: the United States, Asia Pacific (China, Japan, Singapore, South Korea and Taiwan) and Europe.

Information on net sales to unaffiliated customers is included in Note 2 of Notes to Consolidated Financial Statements. For the year ended December 31, 2025, one customer accounted for 11.0% of consolidated revenues.

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

Our expenses for research and development were $109.0 million, $105.5 million and $96.9 million in 2025, 2024 and 2023, respectively, or 13.0%, 10.4% and 8.6% of revenue, respectively.

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

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection in the United States and in other countries, as well as contractual restrictions, to protect our proprietary rights in our products and our business. As of December 31, 2025, we had 169 active patents issued in the United States and 356 active patents granted in other countries, as well as 167 patent applications (81 in the United States and 86 in other countries) on file with various patent agencies worldwide. Patents are generally in effect for up to 20 years from the filing of the application.

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

Backlog

Systems backlog, including deferred systems revenue, was $457.0 million and $645.8 million as of December 31, 2025 and 2024, respectively. We believe it is meaningful to investors to include deferred systems revenue as part of our backlog. Deferred systems revenue represents revenue that will be recognized in future periods based on prior shipments or customer prepayments. Our policy is to include in backlog only those system orders for which we have accepted purchase orders. All orders are subject to cancellations or rescheduling by customers with limited or no penalties.

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

Bookings in the quarter ended December 31, 2025 were $127.6 million compared to $84.5 million in the quarter ended December 31, 2024.

Human Capital

As of December 31, 2025, we had 1,465 employees and 50 agency temporary staff worldwide. During 2025, our total employee and temporary staff headcount decreased by approximately 3%. While the majority of our headcount is based in the U.S. at our main manufacturing facility in Beverly, Massachusetts, our business requires our presence where our customers are located around the world, resulting in Axcelis employees working in 27 different countries. Of our total year end 2025 employees and agency temporary staff, 1,038 work in North America, 398 in Asia and 79 in Europe.

Our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide competitive compensation and benefits programs. In addition to salaries, all Axcelis employees are eligible for cash incentive programs with annual payouts tied to annual financial metrics, as described in our proxy statements, with one exception: certain sales staff receive commission and other sales compensation. Beyond these basic forms of cash compensation, we offer recognition bonuses, equity awards, an Employee Stock Purchase Plan, a 401(k) plan with a competitive employer match, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and tuition assistance. These programs all contribute to both attracting and retaining a highly skilled employee base, including those with critical leadership and industry skills and experience.

During 2025, our voluntary turnover rate for employees was 7.4%, or 5.0% without retirements, below the worldwide technology industry (all reported) voluntary turnover average of 11.7% reported in the Aon 2025 Salary Increase and Turnover Study -- December 2025.

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

Axcelis is dedicated to accessing a workforce that has the skills and qualities required for our jobs, fostering a culture built on the principle of inclusion, and maintaining a workplace free from discrimination. We strongly believe that the experiences, perspectives and backgrounds of our entire workforce will lead to a better environment for our employees and better products for our customers. Axcelis’ commitment extends to our Board of Directors, our leadership team and all teams and functions across our global locations.

We encourage you to review our Axcelis Sustainability Report (located in the “Sustainability Document Hub” under the “Investors” section of our Axcelis.com website). Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K.

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

We believe that our operations are in compliance with applicable environmental laws and regulations and that there are no pending environmental matters that would have a material impact on our business. We are ISO 9001:2015, ISO 14001:2015, and ISO 45001:2018 certified at our Beverly, Massachusetts facility and ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018 at our Asia Axcelis Operations Center.

Information about our Executive Officers

Russell J. Low, Ph.D., 55, became Axcelis’ CEO in May 2023, also joining the Company’s Board of Directors at that time. Dr. Low joined Axcelis in October 2016, first serving as Executive Vice President, Engineering and then as Executive Vice President, Global Customer and Engineering Operations effective January 2021. Prior to joining the Company, Dr. Low held the position of Vice President of Engineering, MOCVD Business Unit at Veeco Instruments since 2013, prior to which he was Veeco’s Senior Director of Engineering, Molecular Beam Epitaxy Business Unit beginning in 2012. From 2003 to 2012, Dr. Low held a number of positions at Varian Semiconductor Equipment Associates, most recently as Director of Technology. Prior to that, Dr. Low held engineering positions in the thermal processing and ion implant divisions of Applied Materials, Inc. Dr. Low joined the North American Advisory Board (NAAB) of SEMI International in 2023. He is also a member of the Massachusetts High Tech Council.

James G. Coogan, 45, joined Axcelis as Executive Vice President and CFO in September 2023. Mr. Coogan brings more than 20 years of finance, accounting, and investor relations experience across multiple industries, most recently in aerospace and defense. Mr. Coogan joins Axcelis after serving as Senior Vice President, Chief Financial Officer at Kaman Corporation, a leading provider of aerospace and defense products. During his 15 years with Kaman, he held various management positions including Vice President, Investor Relations and Corporate Development, Assistant Vice President, External Reporting and SEC Compliance, and Director, External Reporting and SEC Compliance. After starting his career at PwC, he held several financial management roles at Ann Taylor Stores Corporation and Mohegan Tribal Gaming Authority before joining Kaman.

Gerald M. Blumenstock, 57, became Axcelis’ Executive Vice President, Research, Development and Engineering in June 2023 leading product development, engineering and R&D. With over 30 years of experience in technology, primarily in the semiconductor capital equipment industry, Mr. Blumenstock brings a unique blend of leadership, technical and business skills gained over a distinguished career. Immediately before joining Axcelis, Mr. Blumenstock was self-employed as a management consultant from 2022 to 2023. Prior to that, Mr. Blumenstock led multiple product business groups as Vice President and General Manager at Advanced Energy from 2020 to 2022 and Senior Vice President and General Manager at Veeco Instruments from 2011 to 2020. Additionally, Mr. Blumenstock held the role of Chief Marketing Officer at Veeco directing a corporate rebrand. Prior to that, Mr. Blumenstock held Senior Director level business roles at KLA, Cymer (ASML) and FormFactor, bringing several new products to market. Mr. Blumenstock began his career as an Optics & Materials Engineer at SVGL (ASML) and NASA.

Eileen J. Evans, Esq., 58, is our Executive Vice President, HR/Legal, and General Counsel, a position she assumed in March 2025. She joined Axcelis in December 2024 as Executive Vice President and General Counsel. Ms. Evans brings more than 25 years of legal and technology business experience to Axcelis, including commercial transactions, merger and acquisition integration, intellectual property, compliance, and corporate matters. Before joining Axcelis, from October 2022 to December 2024, she served as Chief Legal Officer at SunPower, a solar and energy services provider in North America, whose key assets were acquired by Complete Solaria, Inc. From July 2021 to October 2022, Ms. Evans served as Chief Legal Officer and Chief Administrative Officer at Redaptive, a tech-enabled sustainability-as-a-

service company. Prior to that, from September 2017 to July 2021, she served as Senior Vice President and Deputy General Counsel at Micro Focus International, a British multinational software and information technology business and before that, as Vice President and Deputy General Counsel at Hewlett Packard Enterprise and Hewlett-Packard Company and Associate General Counsel at Oracle Corporation and Sun Microsystems, Inc. Ms. Evans earned her Juris Doctor from the University of California, Davis and her Bachelor of Arts in Political Science from the University of California, Berkeley. She currently serves on the Board of Directors for the Linux Foundation.

Gregory F. Redinbo, Ph.D., 61, is our Executive Vice President, Marketing and Applications, a position he assumed in September 2022.  He joined Axcelis in 2021 as Senior Vice President of Strategic Marketing and Business Development. Dr. Redinbo has over 25 years of experience in the semiconductor capital equipment industry.  Prior to joining Axcelis, he held the position of Vice President, Global Strategic Accounts at ASML from 2017 to 2020, where his focus was on business and relationship growth with a leading logic manufacturer and prior to that was Global Vice President of Sales, Service and Applications at FEI, a microscopy solutions company, where he worked from 2012 to 2017.  Dr. Redinbo’s past positions also include Director of Sales, U.S. and Europe, and Director of Product Marketing, High Current Products at Varian Semiconductor and Product Management in the Thermal Processing Division at Applied Materials.

Christopher J. Tatnall, Ph.D., 53, became Axcelis’ Executive Vice President, Global Customer Operations in September 2023. In this capacity, Dr. Tatnall is responsible for Worldwide System Sales and Sales Operations, Global Service, Support and Training and the Axcelis Customer Solutions organization. Dr. Tatnall joined Axcelis in March 2022 as Senior Vice President of Sales. Prior to joining Axcelis, he was Vice President and General Manager at MKS Instruments, Plasma and Reactive Gas Division from May 2018 to March 2022, where he led a cross functional team of over 200 members with multiple product lines with both semiconductor and industrial applications. Prior to that, Dr. Tatnall was Senior Director of Customer Operations at Brooks Automation, Semiconductor Sales Manager at Alcatel Vacuum Technology, and Development Engineer at Edwards Vacuum.

Robert J. Mahoney, 64, became Axcelis’ Executive Vice President, Global Operations in 2025, having formerly served as Senior Vice President, Global Operations since 2014. He has responsibility for all aspects of production, including the manufacturing, logistics, global sourcing, facilities and EHS organizations. Mr. Mahoney joined Axcelis in 2005, first serving as Vice President of Quality and Product Support, and then as Vice President, Global Service Solutions and Quality. With over 30 years of experience in manufacturing technology, primarily in the semiconductor capital equipment industry, Mr. Mahoney brings a unique blend of leadership and technical expertise gained over a distinguished career.

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

We are substantially dependent on sales of our products and services to customers outside the United States. International sales, including export sales from our U.S. manufacturing facilities to non-U.S. customers and sales by our non-U.S. subsidiaries, accounted for 83.7% of total revenue in 2025. Customers based in Asia dominate our international sales. Ion implanter system shipments to customers in Asia represented 76.0% of total system revenue in 2025. We anticipate that international sales will continue to account for a significant portion of our revenue. In particular, we expect that sales to Chinese customers (both global and domestic Chinese chip manufacturers) will continue to represent a significant portion of our total sales, creating both risk and opportunity.

U.S. export controls on shipments to Chinese customers have been notably increasing since 2020. Since the placement of SMIC on the U.S. Entity List in 2020, we are required to obtain export control licenses to ship to mature process SMIC fabs, which to date, we have been able to obtain. Other chipmakers have been placed on the Entity List, some with, and some without, a similar policy allowing licensed shipments on specified conditions. An export controls regulatory framework issued by the U.S. in October 2022 and supplemented in 2023, prohibits all semiconductor equipment shipments to Chinese customers (other than certain multi-nationals) who are producing or developing logic, DRAM and NAND chips meeting specific advanced parameters. While these regulations have further excluded exports to certain Chinese customers, we currently are able to continue to ship to the majority of our Chinese customers. In general, however, continuing revenue from Chinese customers is at higher risk than continuing revenue from customers in other international locations because of trade tensions between the United States government and the Chinese government, and other challenges reflecting China’s stage of development and rapid growth.

Increased U.S. export controls and other political and trade tensions exacerbate the risk that Chinese customers will change suppliers to non-U.S. vendors, such as Advanced Ion Beam Technology, Inc., Nissin Ion Equipment Co., Ltd. and Sumitomo Heavy Industries Ion Technology Co., Ltd. In addition, two Chinese entities, known as Kingstone Semiconductor and CETC Electronics Equipment Group Co., Ltd., continue to develop ion implanters for the Chinese domestic market. The loss of a significant customer or any reduction or delays in our ability to ship to any significant customer will adversely affect us.

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

The impact of tariffs on our business is difficult to predict, and may change substantially and without notice.

The U.S. government has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed by the current Federal administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. Following the ruling, the current Federal administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase such “global tariff” to 15%, effective immediately, using presidential powers under certain U.S. trade laws. If implemented, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The current Federal administration may continue to impose additional tariffs under other U.S. trade laws. The Company cannot predict what additional changes to trade policy will be made by the current Federal administration or Congress, including whether existing tariff policies will be maintained or modified, what materials or products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements, or the amendment or termination of existing trade agreements, will occur, nor can we predict the effects that any such changes would have on our business.

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

Historically, we have sold a significant portion of our products and services to a limited number of semiconductor chip manufacturers. In 2025, our top ten customers accounted for 55.2% of our net sales, in comparison to 45.9% and 51.7% in 2024 and 2023, respectively. None of our customers have entered into a long-term agreement requiring it to purchase our products. Our customers located in China represent a significant portion of our revenue, and are subject to

U.S. export controls restrictions, as discussed above. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction or delays in orders from any significant customer will adversely affect us. Consolidation of semiconductor chip manufacturers may result in the loss of a customer.

Our international operations involve currency risk.

Substantially all of our system sales are billed in U.S. dollars. We also pay almost all non-U.S. vendors providing materials, components, and subassemblies to our U.S. factory in U.S. dollars. Aftermarket revenues of our non-U.S. subsidiaries are denominated in both local currency and U.S. dollars. The majority of operating expenses of these non-U.S. subsidiaries, are received and incurred in local currencies. The establishment of the Axcelis Asia Operations Center in South Korea has increased the volume of our transactions in non-U.S. dollar currencies and increased the impact of foreign exchange gain / loss on the Company’s financial results. The Company experiences translation adjustments when local currency accounts payable on non-U.S. subsidiary books are re-measured for consolidated financial reporting. Similarly, the translation of long-term asset and liability values to U.S. dollars are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss). The value of the asset or liability in U.S. dollars will increase or decrease relative to the local currency based on changes in the exchange rate between the two currencies over the period. As a result, any unplanned non-cash gains or losses are recorded in the Company’s consolidated financial statements. Accordingly, fluctuations in exchange rates can impact reported revenues, expense, and profitability and asset values in our Consolidated Financial Statements. During the year ended December 31, 2025, approximately 11.4% of our revenue was derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2025, our operations outside of the United States accounted for approximately 11.9% of our total assets, the majority of which was denominated in currencies other than the U.S. dollar.

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

The semiconductor equipment industry is cyclical, and we expect that demand for our products will increase and decrease, making it difficult to manage the business and potentially causing harm to our sales and profitability.

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

In the conduct of our business, Axcelis collects, uses, transmits, and stores data on information technology systems. This data includes confidential information belonging to Axcelis, our employees or our customers or other business partners, some of which is personally-identifiable information of individuals. As reported in the 2025 Verizon Data Breach Investigation Report, cyber-attacks in the manufacturing industries are mostly financially motivated with another major motive being espionage. Axcelis has been and expects to continue to be subject to cybersecurity threats and incidents, including through employee error or misuse; individual attempts to gain unauthorized access to information systems; and sophisticated and targeted measures known as advanced persistent threats, none of which have had a material impact on the Company to date.

Axcelis implements a “Layered Security Strategy” that aligns with National Institute of Standards and Technology Cybersecurity Framework. To do so, we devote resources to network security, data encryption, employee training and other measures to protect our systems and data from unauthorized access or misuse. This includes continuously monitoring and reacting to the cybersecurity environment, by implementing best-in-class solutions from several vendors. On an on-going basis, we engage a cybersecurity consultant to validate and advise on the Company’s cyber landscape and to drive employee vigilance through employee cyber training and messaging. We continually replace less secure legacy systems to improve internal and external cyber defenses and maintain a cyber incident response plan including reporting and recovery processes. See Item 1C “Cybersecurity” below. In addition, as discussed in our proxy statement, the Audit Committee and the full Board of Directors receive quarterly reports on cybersecurity risks and annual reports on management initiatives to promote cybersecurity.

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

We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. In the United States, for example, the One Big Beautiful Bill Act (“OB3”) was enacted in the third quarter of 2025. For the year ended December 31, 2025, the OB3 did not have a material impact on our effective tax rate or tax expense.

Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high legislative and regulatory priorities in many jurisdictions. Changes in laws and regulations regarding these matters could impact us in the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations.

Risks Related to the Merger

The exchange ratio is fixed and will not be adjusted in the event of any change in either Axcelis’ or Veeco’s stock price.

Upon completion of the merger, each share of Veeco common stock issued and outstanding immediately prior to the Merger will be converted into and become exchangeable for 0.3575 shares of Axcelis common stock. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Axcelis common stock or Veeco common stock. The market prices of Axcelis common stock and Veeco common stock have fluctuated prior to and after the date of the announcement of the Merger Agreement and may continue to fluctuate from the date hereof to the date the Merger is consummated.

Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Axcelis’ or Veeco’s respective businesses, operations and prospects, short-selling activity, changes in and speculation regarding Axcelis’ and Veeco’s respective businesses, operations and prospects, reductions or changes in U.S. government spending or budgetary policies, market assessments of the likelihood that the merger will be completed and/or expectations regarding the timing thereof, interest rates, general market, industry and economic conditions, including the impact of continued inflation and associated changes in monetary policy, and other factors generally affecting the respective prices of Axcelis’ or Veeco’s common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which Axcelis or Veeco operate, and the timing of the Merger.

Many of these factors are beyond Axcelis’ and Veeco’s control, and neither Axcelis nor Veeco are permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party.

The Merger may be delayed or may not be completed and the Merger Agreement may be terminated in accordance with its terms, which could materially and adversely effect Axcelis and/or Veeco.

The Merger is subject to a number of conditions that must be satisfied, some of which are beyond the control of Axcelis and Veeco, may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or not completed. These conditions include: approval for listing on Nasdaq of the shares of Axcelis common stock to be issued in connection with the merger (subject to official notice of issuance), the absence of governmental restraints or prohibitions preventing the consummation of the Merger and the approval of the Merger by the State

Administration for Market Regulation in the People’s Republic of China. The obligation of each of Axcelis and Veeco to consummate the merger is also conditioned on, among other things, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the merger agreement and on the closing date (subject to certain materiality qualifiers), and the performance by the other party in all material respects of its obligations under the merger agreement. No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that Axcelis and Veeco expect to achieve if the Merger is successfully completed within its expected time frame. Additionally, Axcelis and Veeco may incur significant additional costs in connection with any delay in completing the merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs Axcelis and Veeco have already incurred.

If the Merger is not completed for any reason, the ongoing businesses of Axcelis and Veeco may be adversely affected and, without realizing any of the benefits of having completed the Merger, Axcelis and Veeco would be subject to a number of risks, including the following:

●	each company may experience negative reactions from the financial markets, including negative impacts on its stock price;

●	each company may experience negative reactions from its suppliers, customers and employees;
●	each company will be required to pay their respective costs relating to the Merger, such as financial advisory, legal and accounting costs and associated fees and expenses, including, if applicable, a termination fee (with certain exceptions), whether or not the Merger is completed;
●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by Axcelis management and Veeco management, which could otherwise have been devoted to day-to-day operations, other strategic opportunities or to other opportunities that may have been beneficial to Axcelis or Veeco, as applicable, as an independent company.

Uncertainty regarding completion of the Merger may also cause customers, suppliers, vendors, strategic partners or others that deal with Axcelis or Veeco to delay or defer entering into contracts with Axcelis or Veeco or making other decisions concerning Axcelis or Veeco or could cause such customers, suppliers, vendors, strategic partners or others to seek to change or cancel existing business relationships with Axcelis or Veeco, which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse impact on the respective businesses of Axcelis and Veeco, regardless of whether the Merger is ultimately completed.

The market price for shares of common stock of the combined company following the completion of the merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Axcelis common stock and Veeco common stock.

Upon consummation of the Merger, Axcelis stockholders and Veeco stockholders will both hold shares of common stock in the combined company. The businesses of Axcelis and Veeco differ from each other, and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting the separate results of operations, as well as the market price of the common stock, of Axcelis and Veeco. Additionally, the market price of the combined company’s common stock may fluctuate significantly following completion of the Merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.

Consummation of the Merger is conditioned upon, among other things, the approval of the Merger by the State Administration for Market Regulation in the People’s Republic of China. Any such requirements or restrictions may prevent or delay completion of the Merger or may reduce the anticipated benefits of the Merger, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations.

Axcelis stockholders and Veeco stockholders will each have reduced ownership and voting interest in the combined company as compared to ownership and voting interest in each of Axcelis and Veeco on a standalone basis.

Upon consummation of the Merger, each Axcelis stockholder and each Veeco stockholder will become a stockholder of the combined company with a percentage ownership of the combined company that is smaller than such stockholder’s percentage ownership of Axcelis or Veeco, as applicable, immediately prior to the effective time of the Merger.

Because of this, each share of Axcelis common stock and each share of Veeco common stock will represent a smaller percentage ownership of the combined company than it represented in Axcelis or Veeco, respectively. Accordingly, Axcelis stockholders and Veeco stockholders will have less voting power in the combined company than they now have in Axcelis or Veeco and will be able to exercise less influence over the management and policies of the combined company following the consummation of the Merger than they are able to exercise over Axcelis or Veeco, as applicable, immediately prior to the consummation of the Merger.

The Merger Agreement may prevent Axcelis and Veeco from entering into certain transactions and taking certain actions that might otherwise be beneficial to Axcelis or Veeco and their respective stockholders

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, Axcelis and Veeco are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Axcelis or Veeco and their respective stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts Axcelis and Veeco from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions, which could be in place for an extended period of time if the completion of the Merger is delayed, may prevent Axcelis or Veeco from making appropriate changes to their respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

Litigation against Axcelis and Veeco could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

Axcelis stockholders and Veeco stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name Axcelis, Veeco and/or members of their respective boards of directors as defendants. The results of any such potential legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation related to the Merger could affect the likelihood of obtaining the required approval from Axcelis stockholders or Veeco stockholders. Further, one of the conditions to the completion of the Merger is that no law or order by any governmental entity of competent jurisdiction, such as a court, is in effect that prohibits, restrains or makes illegal the consummation of the Merger. As such, if any future legal actions result in a law or order prohibiting the consummation of the Merger, then such law or order may prevent the consummation of the Merger on the agreed terms, within the expected timeframe or at all, any of which could substantially harm Axcelis’ and Veeco’s respective businesses. Moreover, any litigation could be time consuming and expensive, could divert Axcelis and Veeco’s management’s attention away from their regular business and, if any lawsuit is adversely resolved against either Axcelis, Veeco, or members of their respective boards of directors (each of whom Axcelis and Veeco is required to indemnify pursuant to indemnification agreements), could have a material adverse effect on Axcelis or Veeco’s financial condition.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Current and prospective employees of Axcelis and Veeco may experience uncertainty about their future role with Axcelis and Veeco until strategies with regard to these employees’ roles in the combined company are announced or executed, which may impair Axcelis’ and Veeco’s ability to attract, retain and motivate key management, sales, marketing, technical and other personnel prior to and following the Merger. If Axcelis and Veeco are unable to retain personnel, including Axcelis’ and Veeco’s key management, who are critical to the successful integration and future operations of the companies, Axcelis and Veeco could face disruptions in their respective operations, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

If key employees of Axcelis or Veeco depart, the integration of the companies may be more difficult and the combined company’s business following the Merger may be harmed. Furthermore, the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of Axcelis or Veeco, and the combined company’s ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of Axcelis and Veeco to the same extent that those companies have been able to attract or retain their own employees in the past.

Whether or not the Merger is completed, the announcement and pendency of the Merger will divert significant management resources to complete the Merger, which could have a material adverse effect on Axcelis’ and Veeco’s respective businesses, financial results, and/or market prices.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of Axcelis and Veeco by directing the attention of management of each of Axcelis and Veeco toward the completion of the Merger. Axcelis and Veeco have each diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of their respective businesses in the period prior to the completion of the Merger. If the Merger is not completed, Axcelis and Veeco will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit.

The market price of the combined company’s common stock may be volatile, and holders of the combined company’s common stock could lose a significant portion of their investment due to decreases in the market price of the combined company’s common stock following completion of the Merger.

The market price of the combined company’s common stock may be volatile, and following completion of the Merger, stockholders may not be able to resell their Axcelis common stock at or above the price at which they acquired the common stock pursuant to the merger agreement or otherwise due to fluctuations in its market price, including changes in price caused by factors unrelated to the combined company’s operating performance or prospects.

Specific factors that may have a significant effect on the market price for the combined company’s common stock include, among others, the following:

●	changes in stock market analyst recommendations or earnings estimates regarding the combined company’s common stock, other companies comparable to it or companies in the industries they serve;

●	actual or anticipated fluctuations in the combined company’s operating results or future prospects;

●	reaction to public announcements by the combined company;

●	strategic actions taken by the combined company or its competitors, such as any contemplated business separation, acquisitions or restructurings;

●	failure of the combined company to achieve the perceived benefits of the transactions, including financial results and anticipated cost synergies, as rapidly as or to the extent anticipated by financial or industry analysts;

●	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

●	sales of common stock by the combined company, members of its management team or significant stockholders.

Each of Axcelis and Veeco will incur significant transaction, merger-related and restructuring costs in connection with the Merger.

Axcelis and Veeco have each incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including retention and severance payments that may be made to certain Axcelis employees and Veeco employees, filing fees, printing expenses and other related charges. Some of these costs are payable by Axcelis or Veeco regardless of whether the Merger is completed.

The combined company will also incur restructuring and integration costs in connection with the Merger. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either Axcelis or Veeco or the combined company. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. Although Axcelis and Veeco expect that the elimination of duplicative costs, strategic benefits, additional income and the realization of other efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While both Axcelis and Veeco have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

Axcelis stockholders and Veeco stockholders will not be entitled to appraisal rights in the Merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders of a corporation to dissent from an extraordinary transaction, such as a merger, and to demand that such corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to such stockholders in connection with the transaction. Under the DGCL, stockholders do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the Merger Agreement to accept for their shares anything other than (i) shares of stock of the surviving corporation, (ii) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (iii) cash in lieu of fractional shares or (iv) any combination of the foregoing.

Because the Merger is of Merger Sub with and into Veeco and holders of Axcelis common stock may continue to hold their shares following completion of the Merger, holders of Axcelis common stock are not entitled to appraisal rights in the Merger.

Because shares of Axcelis common stock are listed on Nasdaq, a national securities exchange, and because Veeco stockholders are not required by the terms of the Merger Agreement to accept for their shares anything other than shares of Axcelis common stock and cash in lieu of fractional shares, holders of Veeco common stock will not be entitled to appraisal rights in the Merger.

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

Management has implemented specific mitigation strategies for each of these factors, such as (i) user training to avoid fraud and other scams, (ii) utilizing multi-factor authentication processes for system access, (iii) engaging in vulnerability scanning applications, (iv) upgrading software and hardware to those with the greatest security protections, and (v) ensuring third parties to whom sensitive information is provided have appropriate security. Management has also developed a vendor assessment form to evaluate potential “Software as a Service” providers, which is incorporated in the Company’s RFP processes. The Company routinely obtains and reviews SOC 1 and SOC 2 reports from third parties who have access to the Company’s information, some of which are part of management’s internal controls over financial reporting. The Company accesses cybersecurity consultants and legal counsel to assist in the identification of vulnerabilities and advise on appropriate mitigation and preparedness actions.

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

Item 2. Properties.

We lease our principal facility in Beverly, Massachusetts, which comprises 417,000 square feet. The facility is used for manufacturing, research and development, sales/marketing, customer support, advanced process development, product demonstration, customer-training center and corporate headquarters. We also lease our Axcelis Logistics Center, a state-of-the-art logistics and flex manufacturing center with 101,800 square feet built to our specifications, in Beverly, Massachusetts and our Axcelis Asia Operations Center in South Korea, which comprises 38,000 square feet and is principally used for manufacturing.

We believe that our manufacturing facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations.

We own 23 acres of undeveloped property in Beverly, Massachusetts, adjacent to our headquarters.

As of December 31, 2025, we also leased 48 other properties, of which 10 are located in the United States and the remainder are located in Asia and Europe, including offices in China, Germany, Italy, Japan, Singapore, South Korea and Taiwan. These properties are used for sales, service and warehousing.

Our Beverly, Massachusetts facility is ISO 9001:2015, ISO 14001:2015, and ISO 45001:2018 certified, our European office is ISO 9001:2015 certified, and our Asia Axcelis Operations Center is ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018 certified.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol ACLS. As of February 23, 2026, we had approximately 567 stockholders of record.

The following table summarizes the stock repurchase activity for the 12 months ended December 31, 2025 pursuant to our stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

	(in thousands except per share amounts)
January 1 through January 31	163	$71.10	163	$118,388
February 1 through February 28	54	$62.05	54	115,012
March 1 through March 31	57	$56.14	57	211,834	(1)
April 1 through April 30	360	$46.42	360	195,124
May 1 through May 31	297	$57.87	297	177,921
June 1 through June 30	169	$64.34	169	167,031
July 1 through July 31	237	$73.13	237	149,707
August 1 through August 31	136	$78.25	136	139,026
September 1 through September 30	50	$80.60	50	135,014
October 1 through October 31	172	$83.55	172	120,643
November 1 through November 30	132	$81.09	132	110,014
December 1 through December 31	—		—	110,014
Total	1,827		1,827

(1) The increase in the dollar value available for repurchases under the program at March 31, 2025 reflects the additional funding authorized under the program in March 2025.

We currently maintain one equity compensation plan, the 2012 Equity Incentive Plan (the “2012 Equity Plan”). The number of shares issuable upon vesting of outstanding restricted stock units granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under the 2012 Equity Plan and our 2020 Employee Stock Purchase Plan as of December 31, 2025 are summarized in the following table:

	(A)	(B)	(C)
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (A)) (3)
Equity compensation plans approved by stockholders	704,128	$ -	1,544,682
Equity compensation plans not approved by stockholders	—	N/A	N/A
Total	704,128		1,544,682

(1) Represents 704,128 shares issuable on vesting of outstanding restricted stock units under the 2012 Equity Plan (some of which will be withheld in respect of tax withholding obligations).
(2) For the purposes of this table, the weighted-average exercise price of outstanding options, warrants and rights includes restricted stock units as if they had a $0.00 exercise price.
(3) Represents the total shares available for issuance under our 2012 Equity Plan and our 2020 Employee Stock Purchase Plan, as of December 31, 2025, as follows:
(A)

2,740,236 shares were available for future issuance under the 2012 Equity Plan. Such amount represents the total number of shares reserved for issuance under the 2012 Equity Plan ((10,762,500 shares approved by the shareholders, plus 1,777,029 shares added in accordance with the terms of the 2012 Equity Plan as a result of the expiration or forfeiture of awards granted under our prior equity grant plan that were outstanding at the time of the adoption of the 2012 Equity Plan), less the shares issuable on options and restricted stock units (counted at 1.5 shares each) outstanding under the 2012 Equity Plan included in column (A)) and the shares issued prior to such date on exercise of options and vesting of restricted stock units granted under the 2012 Equity Plan. This plan is generally used for grants to employees and directors and was initially approved by our stockholders at our 2012 annual meeting.

(B)

840,554 shares were available under our 2020 Employee Stock Purchase Plan, which represents the total number of shares reserved for issuance under the plan (1,000,000) less the shares purchased through December 31, 2025.

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

Revenue for 2025 was $839.0 million, compared to $1,017.9 million in 2024. Systems revenue for 2025 was $571.0 million, compared to $782.6 million in 2024. Gross margin percent for the year was 44.9% compared to 44.7% in 2024. Operating profit was $119.3 million in 2025, compared to $210.8 million in 2024. Net income for the year was $120.2 million, compared to $201.0 million in 2024.

The Company is in a strong competitive position. A focused strategy on ion implant, combined with the hard work and dedication of our employees and the encouragement and support of our customers and suppliers, enabled us to achieve numerous critical milestones in our drive to market leadership. Important accomplishments in 2025 included:

●	We delivered revenue of $839.0 million in 2025 and earnings per share of $3.80.
●	We remained a technology leader and supplier of choice in the implant-intensive power device segment, which accounted for 55% of the value of our 2025 system shipments.
●	We continued working to expand our footprint with existing and new customers and currently have four Purion evaluation systems in the field at strategic customer sites in key market segments.
●	We continued our investment in our Customer Solutions & Innovation (“CS&I”) aftermarket business to drive financial growth and increased customer satisfaction levels, including the “Digital Tool Box,” an innovative service offering with online training, remote diagnosis and install, and automated troubleshooting guide.
●	We received 16 customer satisfaction awards in 2025. In addition, Axcelis was named to the 2024 editions of Forbes’ List of America’s Best Mid-Cap Companies and to Fortune Magazine’s 2024 lists of the Top 100 Fastest Growing Companies.

We continue to work diligently to ensure that manufacturing and operating expense levels remain well aligned to business conditions.

The market for our systems and aftermarket products and services is represented by a relatively small number of companies. In 2025, the top 20 semiconductor chip manufacturers accounted for approximately 86.4% of total semiconductor capital equipment spending, down from 87.6% in 2024. Our net revenue from our ten largest customers accounted for 55.2% of total revenue for the year ended December 31, 2025 compared to 45.9% and 51.7% of revenue for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2025, one customer represented 11.0% percent of total revenue.

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

We believe the following accounting policies are critical in the portrayal of our financial condition and results of operations and require management’s most significant judgments and estimates in the preparation of our consolidated financial statements. For additional accounting policies, see Note 2 to the consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K.

Revenue Recognition

Our accounting policies relating to the recognition of revenue require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Our revenue recognition policies are set forth in section (k) of Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K. Recognition of revenue based on incorrect judgments, including an erroneous allocation of the estimated sales price between the units of accounting, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Results of Operations

The following year-to-year comparative statements include the 2025 and 2024 year periods. For comparative statements for the 2024 and 2023 periods, please refer to our 2024 Annual Report on Form 10-K, filed with the SEC on February 28, 2025.

The following table sets forth our results of operations as a percentage of total revenue:

	Year ended
	December 31,
	2025	2024
Revenue:
Product	94.4%	96.0%
Services	5.6	4.0
Total revenue	100.0	100.0
Cost of revenue:
Product	49.2	51.5
Services	5.9	3.8
Total cost of revenue	55.1	55.3
Gross profit	44.9	44.7
Operating expenses:
Research and development	13.0	10.4
Sales and marketing	7.8	6.7
General and administrative	9.9	6.9
Total operating expenses	30.7	24.0
Income from operations	14.2	20.7
Other income (expense):
Interest income	2.6	2.4
Interest expense	(0.6)	(0.5)
Other, net	0.3	0.1
Total other income	2.3	2.0
Income before income taxes	16.5	22.7
Income tax provision	2.1	2.9
Net income	14.4%	19.8%

Revenue

The following table sets forth our revenue:

	Year ended		Period-to-Period
	December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue:
Product	$792,045	$976,881	$(184,836)	(18.9)%
Percentage of revenue	94.4%	96.0%
Services	47,003	40,984	6,019	14.7%
Percentage of revenue	5.6%	4.0%
Total revenue	$839,048	$1,017,865	$(178,817)	(17.6)%

Product

Product revenue, which includes new system sales, sales of spare parts, product upgrades and used system sales was $792.0 million or 94.4% of revenue in 2025, compared with $976.9 million or 96.0% of revenue in 2024. The decrease in product revenue in 2025 was primarily driven by a decrease in the number of Purion systems sold.

A portion of our revenue from system sales is deferred until installation and other services related to future deliverables are performed. The total amount of deferred revenue at December 31, 2025 and 2024 was $108.9 million and $138.2 million, respectively. The decrease was primarily due to a decrease in system prepayments.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $47.0 million, or 5.6% of revenue for 2025, compared with $41.0 million, or 4.0% of revenue for 2024. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

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

The CS&I/aftermarket revenue categories for the twelve month periods ended December 31, 2025 and 2024 are discussed below.

CS&I/Aftermarket

Revenue from our aftermarket business was $268.0 million in 2025, compared to $235.3 million for 2024. Aftermarket revenue generally increases with the expansion of the installed base of systems but can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities which affects the sale of spare parts and demand for equipment service.

Gross Profit / Gross Margin

The following table sets forth our gross profit (dollars in thousands):

	Year ended		Period-to-Period
	December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Gross Profit:
Product	$379,259	$452,430	$(73,171)	(16.2)%
Product gross margin	47.9%	46.3%

Services	(2,411)	2,224	(4,635)	(208.4)%
Services gross margin	(5.1)%	5.4%
Total gross profit	$376,848	$454,654	$(77,806)	(17.1)%
Gross margin	44.9%	44.7%

Product

Gross margin from product revenue was 47.9% for the twelve months ended December 31, 2025, compared to 46.3% for the twelve months ended December 31, 2024. The increase in gross margin resulted from an increased mix of higher margin parts and upgrades.

Services

Gross margin from services revenue was (5.1)% for the twelve months ended December 31, 2025, compared to 5.4% for the twelve months ended December 31, 2024. The decrease in gross margin is attributable to changes in the mix of service contracts and fluctuations of service expenses. Occasionally, we experience negative gross margin on service revenue as contract costs can vary significantly from one period to another based on customer demand.

Operating Expenses

The following table sets forth our operating expenses:

	Year ended		Period-to-Period
	December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development	$108,958	$105,497	$3,461	3.3%
Percentage of revenue	13.0%	10.4%
Sales and marketing	65,368	68,046	(2,678)	(3.9)%
Percentage of revenue	7.8%	6.7%
General and administrative	83,207	70,317	12,890	18.3%
Percentage of revenue	9.9%	6.9%
Total operating expenses	$257,533	$243,860	$13,673	5.6%
Percentage of revenue	30.7%	24.0%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, facilities and amortization and depreciation expenses. Personnel costs are our largest expense, representing $146.1 million, or 56.7% of our total operating expenses, for the year ended December 31, 2025; and $144.2 million, or 59.1% of our total operating expenses for the year ended December 31, 2024.

Research and Development

	Year ended		Period-to-Period
	December 31,		Change
	2025	2024	$ %

Research and development	$108,958	$105,497	$3,461	3.3%
Percentage of revenue	13.0%	10.4%

Our ability to remain competitive depends largely on continuously developing innovative technology, with new and enhanced features and systems and introducing them at competitive prices on a timely basis. Accordingly, based on our strategic plan, we establish annual research and development budgets to fund programs that we expect will drive competitive advantages.

Research and development (“R&D”) expense was $109.0 million in 2025, an increase of $3.5 million, or 3.3%, compared with $105.5 million in 2024. The increase was primarily due to higher variable compensation, stock compensation and expense related to early retirement programs and severance costs associated with global cost-saving initiatives.

Sales and Marketing

	Year ended		Period-to-Period
	December 31,		Change
	2025	2024	$ %

	(dollars in thousands)
Sales and marketing	$65,368	$68,046	$(2,678)	(3.9)%
Percentage of revenue	7.8%	6.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $65.4 million in 2025, a decrease of $2.7 million, or 3.9%, compared with $68.0 million in 2024. The decrease was primarily due to a decrease in the labor expenses related to evaluation systems.

General and Administrative

	Year ended		Period-to-Period
	December 31,		Change
	2025	2024	$ %

	(dollars in thousands)
General and administrative	$83,207	$70,317	$12,890	18.3%
Percentage of revenue	9.9%	6.9%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $83.2 million in 2025, an increase of $12.9 million, or 18.3%, compared with $70.3 million in 2024. The increase was primarily due to an increase in merger-related professional and filing fees of $16.3, partially offset by a decrease in bad debt expense $3.0.

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

	Year ended		Period-to-period
	December 31,		change
	2025	2024	$ %

Other income (expense):	$18,934	$19,480	$(546)	(2.8)%
Percentage of revenue	2.3%	2.0%

Other income for the year ended December 31, 2025 was $18.9 million, which includes $21.5 million of interest income on our investments, partially offset by $5.4 million of interest expense related to our sale leaseback obligation and $4.5 million of foreign exchange gains, partially offset by $2.1 million of foreign exchange losses from forward exchange contracts. Other expense for the year ended December 31, 2024 was $19.5 million, which includes $24.4 million of interest income on our investments, partially offset by $5.5 million of interest expense related to our sale leaseback obligation and $9.1 million of foreign exchange losses, offset by $9.1 million of foreign exchange gains from forward exchange contracts.

Income Taxes

	Year ended		Period-to-period
	December 31,		change
	2025	2024	$ %

Income tax provision	$18,011	$29,282	$(11,271)	(38.5)%
Percentage of revenue	2.1%	2.9%

Income tax expense was $18.0 million for the year ended December 31, 2025, compared to $29.3 million in 2024. The effective tax rate for the year ended December 31, 2025 was 13.0% compared to 12.7% for year the ended December 31, 2024.  The increase in the effective tax rate in 2025 is primarily due to a decrease in the deduction related to stock-based compensation.

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

In 2025, $118.3 million of cash was provided by operating activities. This compares to $140.8 million of cash provided by operations in 2024. Cash and cash equivalents at December 31, 2025 was $145.5 million, compared to $123.5 million at December 31, 2024. Approximately $51.8 million of cash was located in foreign jurisdictions as of December 31, 2025. In addition to the cash and cash equivalent balance at December 31, 2025, we had $10.6 million in restricted cash which relates to a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, a $3.9 million letter of credit for customs purposes, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity. Working capital at December 31, 2025 was $745.5 million. At December 31, 2025, we had no bank debt.

In 2025, $29.9 million of cash was used in investing activities, $11.3 million of which was used for capital expenditures. We used $646.0 million of cash for purchases of short-term and long-term investments, offset by maturities of short-term investment of $687.2 million. We held $228.8 million of short-term investments and $182.4 million of long-term investments at December 31, 2025. These short-term and long-term investments consist of U.S. Government securities and agency investments. In 2024, $108.7 million of cash was used in investing activities, $12.2 million of which was used for capital expenditures. We used $539.1 million of cash for purchases of short-term investments, partially offset by maturities of short-term investments of $442.6 million. Total capital expenditures for 2026 are projected to be approximately $18 million. Future capital expenditures beyond 2026 will depend on a number of factors, including the timing and rate of expansion of our business and our ability to generate cash to fund them.

Cash used in financing activities for the year ended December 31, 2025 was $124.5 million, which consisted of $121.1 million related to our stock repurchase program, $4.5 million related to net settlement of restricted stock issuances and $1.4 million related to principal reduction on our finance lease. These amounts were partially offset by $2.5 million in proceeds from our employee stock purchase plan. Cash used in financing activities was $71.2 million for the year ended December 31, 2024, which consisted of $60.5 million related to our stock repurchase program, $11.6 million related to net settlement of restricted stock issuances, and $1.5 million of principal reduction on our finance lease. These amounts were partially offset by $2.4 million in proceeds from our employee stock purchase plan.

We have outstanding letters of credit, surety bonds and deposits in the amount of $25.3 million to cover the security deposit under the lease of our headquarters, our workers’ compensation insurance program, customs and bank deposits and certain value added tax claims in Europe.

The following represents our commercial commitments as of December 31, 2025 (in thousands):

		Amount of
		Commitment
		Expiration by Period
Other Commercial Commitments	Total	2026	2027	2028
Surety bonds	$14,724	$10,383	$716	$3,625
Standby letters of credit and deposits	10,539	10,539	—	—
Total	$25,263	$20,922	$716	$3,625

The following represents our contractual obligations as of December 31, 2025 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	2026	2027-2028	2029-2030	2031-Beyond
Sale leaseback obligation	$73,722	$6,008	$12,379	$12,879	$42,456
Purchase order commitments	177,979	170,961	6,960	54	4
Operating leases	39,393	6,330	7,543	5,303	20,217
Total	$291,094	$183,299	$26,882	$18,236	$62,677

We have no off-balance sheet arrangements as of December 31, 2025. See Note 18 – Income Taxes in the Notes to the Consolidated Financial Statements for information related to our unrecognized tax benefits and Note 19 – Merger for contractual termination fees associated with our pending acquisition.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2025 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2025, there was no cash associated with indefinitely reinvested foreign earnings. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Upon repatriation of those earnings, in the form of dividends or otherwise, we could be subject to withholding taxes payable to the various foreign tax jurisdictions.

Under the rules of the SEC, we qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On August 3, 2023, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will expire in August 2026. We may file another shelf registration statement to maintain the availability of this financing option.

We have a cash collateralized letter of credit of $5.9 million, which is classified as long-term restricted cash on our balance sheet at December 31, 2025.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash, cash equivalents, short-term and long-term investments will be sufficient to satisfy our anticipated cash requirements for the short and long-term.

Related-Party Transactions

There are no significant related-party transactions that require disclosure in the consolidated financial statements for the year ended December 31, 2025, or in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements, the impact of some of which may be material, is included in Note 2 to the consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash equivalents, short-term investments, and long-term investments at December 31, 2025. The primary objective of our investment activities is to preserve principal. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments in managing our investment portfolio. Due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by any change in market interest rates.

Foreign Currency Exchange Risk

Substantially all of our sales are billed in U.S. dollars, thereby reducing the impact of fluctuations in foreign exchange rates on our results. We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. Operating margins of certain foreign operations can fluctuate with changes in foreign exchange rates to the extent revenue is billed in U.S. dollars and operating expenses are incurred in the local currency. We have entered forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. During the years ended December 31, 2025 and 2024, approximately 11.4% and 6.2% of our revenue, respectively, were derived in local currencies from foreign operations with this inherent risk. In addition, at December 31, 2025 and 2024, our operations outside the United States accounted for approximately 11.9% and 9.2% of our total assets, respectively, the majority of which was denominated in currencies other than the U.S. dollar.

Item 8. Financial Statements and Supplementary Data.

Response to this Item is submitted as a separate section of this report immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—2013 Integrated Framework.

Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Axcelis Technologies, Inc’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Axcelis Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

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

Item 9B. Other Information.

During the quarter ended December 31, 2025, Russell J. Low adopted a 10b5-1 Preset Diversification Program. No other director or officer adopted, modified or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K during the quarter ended December 31, 2025.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A portion of the information required by Item 10 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Axcelis Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2026 (the “Proxy Statement”) captioned:

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Axcelis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Axcelis Technologies, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes  and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Adoption of ASU 2023-09 Improvements to Income Tax Disclosures (Topic 740)

As discussed in Note 2 to the consolidated financial statements, the Company changed its income tax disclosures in 2024 and 2023 due to the adoption of ASU No. 2023-09, Improvements to Income Tax Disclosures.

Basis for Opinion

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

Systems Revenue recognition
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company generates revenue from the sale of ion implantation and other processing equipment used in the manufacture of semiconductor chips (“systems revenue”). The Company’s revenue contracts for systems have multiple performance obligations, including the systems themselves and obligations that are not delivered simultaneously with the systems. Systems revenue accounted for $571 million of the Company’s total revenue of $839 million in 2025.

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

Estimate of Excess Inventory
Description of the Matter

The Company’s inventories totaled $329 million, net, as of December 31, 2025. As described in Note 2 and Note 6 to the consolidated financial statements, the Company records a provision for estimated excess inventory. Management determines the provision using its assumptions of future materials usage, based on estimates of demand and market conditions.

Auditing the Company’s provision for excess inventory is complex due to the judgmental nature of the factors used to estimate demand and market conditions. Specifically, the Company’s estimated materials usage may be significantly affected by the expected utilization period by customers of installed systems. Management’s estimate of the expected utilization period could be affected by future economic and market conditions that could have a significant effect on the excess inventory reserve.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls, including management review controls over the Company’s excess inventory reserve estimation process. This included management’s assessment of the assumptions and data underlying the excess inventory provision. For example, we tested controls over management’s review of the assumption relating to the expected utilization period of installed systems. We also tested management’s controls over the completeness and accuracy of the data used in the estimation model.

Our substantive audit procedures included, among others, evaluating the expected utilization period of installed systems used by Management and testing the accuracy and completeness of the underlying data used by management to compute the value of excess inventory. For example, we compared the quantities of on-hand inventories to historical and forecasted materials usage and evaluated adjustments to forecasts for specific product considerations, such as technological changes or alternative uses. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions used by Management to evaluate the changes in the excess inventory estimate that would result from changes in the underlying assumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Boston, Massachusetts

February 26, 2026

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2025	2024	2023
Revenue:
Product	$792,045	$976,881	$1,095,650
Services	47,003	40,984	34,954
Total revenue	839,048	1,017,865	1,130,604
Cost of revenue:
Product	412,786	524,451	608,112
Services	49,414	38,760	31,191
Total cost of revenue	462,200	563,211	639,303
Gross profit	376,848	454,654	491,301
Operating expenses:
Research and development	108,958	105,497	96,907
Sales and marketing	65,368	68,046	62,805
General and administrative	83,207	70,317	65,794
Total operating expenses	257,533	243,860	225,506
Income from operations	119,315	210,794	265,795
Other income (expense):
Interest income	21,484	24,403	18,199
Interest expense	(5,364)	(5,462)	(5,347)
Other, net	2,814	539	(48)
Total other income	18,934	19,480	12,804
Income before income taxes	138,249	230,274	278,599
Income tax provision	18,011	29,282	32,336
Net income	$120,238	$200,992	$246,263
Net income per share:
Basic	$3.81	$6.17	$7.52
Diluted	$3.80	$6.15	$7.43
Shares used in computing net income per share:
Basic weighted average shares of common stock	31,574	32,552	32,758
Diluted weighted average shares of common stock	31,668	32,704	33,165

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve months ended
	December 31,
	2025	2024	2023
Net income	$120,238	$200,992	$246,263
Other comprehensive income (loss):
Foreign currency translation adjustments	3,596	(4,297)	38
Amortization of actuarial net gain and other adjustments from pension plan, net of tax	(20)	(71)	84
Unrealized gains on available-for-sale investments	436	—	—
Total other comprehensive income (loss)	4,012	(4,368)	122
Comprehensive income	$124,250	$196,624	$246,385

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$145,451	$123,512
Short-term investments	228,802	447,831
Accounts receivable, net	168,479	203,149
Inventories, net	329,010	282,225
Prepaid income taxes	4,658	6,420
Prepaid expenses and other current assets	66,802	60,471
Total current assets	943,202	1,123,608
Property, plant and equipment, net	56,146	53,784
Operating lease assets	28,927	29,621
Finance lease assets, net	14,154	15,346
Long-term restricted cash	10,627	7,552
Deferred income taxes	79,895	68,277
Long-term investments	182,396	—
Other assets	46,004	50,593
Total assets	$1,361,351	$1,348,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,309	$46,928
Accrued compensation	34,233	25,536
Warranty	9,516	13,022
Income taxes	11,383	—
Deferred revenue	65,494	94,673
Current portion of finance lease obligation	1,575	1,345
Other current liabilities	33,150	26,018
Total current liabilities	197,660	207,522
Long-term finance lease obligation	40,754	42,329
Long-term deferred revenue	43,445	43,501
Other long-term liabilities	44,815	42,639
Total liabilities	326,674	335,991
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 30,717 shares issued and outstanding at December 31, 2025; 32,365 shares issued and outstanding at December 31, 2024	31	32
Additional paid-in capital	533,309	548,654
Retained earnings	503,539	470,318
Accumulated other comprehensive loss	(2,202)	(6,214)
Total stockholders’ equity	1,034,677	1,012,790
Total liabilities and stockholders’ equity	$1,361,351	$1,348,781

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated	Accumulated
			Additional	Deficit /	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	32,775	33	550,299	118,892	(1,968)	$667,256
Net income	—	—	—	246,263	—	246,263
Foreign currency translation adjustments	—	—	—	—	38	38
Change in pension obligation, net of tax	—	—	—	—	84	84
Exercise of stock options	3	—	25	—	—	25
Issuance of stock under Employee Stock Purchase Plan	16	—	2,057	—	—	2,057
Issuance of restricted shares of common stock	271	—	(16,611)	—	—	(16,611)
Stock-based compensation expense	—	—	18,269	—	—	18,269
Repurchase of common stock	(380)	—	(6,850)	(45,649)	—	(52,499)
Balance at December 31, 2023	32,685	33	547,189	319,506	(1,846)	864,882
Net income	—	—	—	200,992	—	200,992
Foreign currency translation adjustments	—	—	—	—	(4,297)	(4,297)
Change in pension obligation, net of tax	—	—	—	—	(71)	(71)
Issuance of stock under Employee Stock Purchase Plan	30	—	2,385	—	—	2,385
Issuance of restricted shares of common stock	194	—	(11,563)	—	—	(11,563)
Stock-based compensation expense	—	—	20,951	—	—	20,951
Repurchase of common stock	(544)	(1)	(10,308)	(50,180)	—	(60,489)
Balance at December 31, 2024	32,365	32	548,654	470,318	(6,214)	1,012,790
Net income	—	—	—	120,238	—	120,238
Foreign currency translation adjustments	—	—	—	—	3,596	3,596
Unrealized gains on available-for-sale investments	—	—	—	—	436	436
Change in pension obligation, net of tax	—	—	—	—	(20)	(20)
Issuance of stock under Employee Stock Purchase Plan	38	—	2,459	—	—	2,459
Issuance of restricted shares of common stock	141	—	(4,514)	—	—	(4,514)
Stock-based compensation expense	—	—	20,773	—	—	20,773
Repurchase of common stock	(1,827)	(1)	(34,063)	(87,017)	—	(121,081)
Balance at December 31, 2025	30,717	$31	$533,309	$503,539	$(2,202)	$1,034,677

See accompanying Notes to these Consolidated Financial Statements

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended
	December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$120,238	$200,992	$246,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,613	15,809	13,069
Deferred income taxes	(10,697)	(15,594)	(20,018)
Stock-based compensation expense	20,773	20,951	18,269
Provision for doubtful accounts	—	2,987	1,129
Provision for excess and obsolete inventory	3,890	5,966	5,211
Accretion of discounts and premiums on short-term and long-term investments	(4,154)	(12,435)	(12,077)
Unrealized currency gain on foreign denominated transactions	1,935	7,811	2,252
Mark-to-market adjustment on forward exchange contracts	(435)	(267)	—
Changes in operating assets and liabilities:
Accounts receivable	37,431	6,909	(50,755)
Inventories	(42,217)	5,917	(69,957)
Prepaid expenses and other current assets	(5,214)	(11,703)	(16,046)
Accounts payable and other current liabilities	6,191	(413)	(8,103)
Deferred revenue	(29,651)	(71,097)	56,183
Income taxes	13,115	(9,034)	3,786
Other assets and liabilities	(10,513)	(5,981)	(12,337)
Net cash provided by operating activities	118,305	140,818	156,869

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(11,295)	(12,181)	(20,656)
Purchases of short-term and long-term investments	(645,998)	(539,120)	(388,809)
Maturities and sales of short-term investments	687,220	442,575	308,607
Net cash provided by (used in) investing activities	29,927	(108,726)	(100,858)

Cash flows from financing activities
Net settlement on restricted stock grants	(4,514)	(11,563)	(16,611)
Repurchase of common stock	(121,081)	(60,489)	(52,499)
Proceeds from Employee Stock Purchase Plan purchases	2,459	2,385	2,057
Principal payments on finance lease obligation	(1,357)	(1,525)	(1,240)
Proceeds from exercise of stock options	—	—	25
Net cash used in financing activities	(124,493)	(71,192)	(68,268)

Effect of exchange rate changes on cash and cash equivalents	1,275	(3,787)	(139)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,014	(42,887)	(12,396)

Cash, cash equivalents and restricted cash at beginning of period	131,064	173,951	186,347
Cash, cash equivalents and restricted cash at end of period	$156,078	$131,064	$173,951

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,573	$4,727	$4,874

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

Events occurring subsequent to December 31, 2025 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

For the years ended December 31, 2025, 2024, and 2023 we had foreign exchange gains of $4.5 million and foreign exchange losses of $9.1 million, and $0.5 million, respectively.

(d)          Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates. We have entered into forward exchange contracts in order to mitigate risks associated with fluctuations in exchange rates on forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. As of December 31, 2025, we had open contracts with a notional value of $162.0 million. We measure these instruments at fair value and recognize assets or liabilities associated with the fair value on these open contracts on the Consolidated Balance Sheets at the end of each reporting period. At December 31, 2025, the recognized unrealized gain on these forward exchange contracts was approximately $0.4 million. Unrealized gains and losses are shown in our cash flows from operating activities within our Consolidated Statement of Cash Flows. We have not designated these forward exchange contracts as hedging instruments and we record changes in the fair values at each measurement date in Other, net on the Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, we recorded $2.1 million of losses and $9.1 million of gains on forward currency exchange contracts, respectively.

We do not offset fair value amounts of derivative instruments. We do not use derivative instruments for speculative purposes.

(e)          Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less. Cash equivalents consist primarily of money market funds, U.S. Government and Agency Securities and deposit accounts. Cash equivalents are carried on the balance sheet at fair market value. Short-term investments are highly liquid investments with original maturities of greater than 90 days but less than one year from date of purchase. Beginning as of March 31, 2025, our short-term investments are classified as available-for-sale as a result of the below noted sale of securities. In prior periods, our short-term investments were classified as held-to-maturity. We evaluate if any declines in fair value below amortized cost are caused by expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Any unrealized gains and losses are included in accumulated other comprehensive loss in the Consolidated Statement of Stockholders’ Equity. Income related to these securities is recorded in interest income in the Consolidated Statements of Operations. As of December 31, 2025, the amortized cost and fair value of the available-for-sale short-term investments was $228.7 million and $228.8 million, respectively. As of December 31, 2025, we had no allowances for credit loss on our investments.

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

(f)Long-term Investments

Long-term investments consist of U.S. government and agency securities with original maturities greater than one year from the date of purchase and are classified as available-for-sale. We classify our long-term investments as non-current based on the security’s contractual maturity. We evaluate if any declines in fair value below amortized cost are caused by expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Any unrealized gains and losses are included in accumulated other comprehensive loss in the Consolidated Statement of Stockholders’ Equity. Income related to these securities is recorded in interest income in the Consolidated Statements of Operations. As of December 31, 2025, the amortized cost and fair value of the long-term investments was $182.1 million and $182.4 million, respectively. As of December 31, 2025, we had no allowances for credit loss on our investments.

(g)          Inventories

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

(h)          Property, Plant and Equipment and Leased Assets

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

(i)          Impairment of Long-Lived Assets

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

We did not have any indicators of impairment during the period ending December 31, 2025. We did not record an impairment charge in the years ended December 31, 2025, 2024, or 2023.

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

(j)         Concentration of Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash equivalents, short-term investments, long-term investments and accounts receivable. Our cash equivalents, short-term investments and long-term investments are principally maintained in investment grade money-market funds, U.S. Government and Agency Securities and deposit accounts.

Other than our currency exchange contracts, we have no significant off-balance sheet risk relating to option contracts or other hedging arrangements.

Our exposure to market risk for changes in interest rates relates primarily to cash equivalents, short-term and long-term investments. The primary objective of our investment activities is to preserve principal without significantly increasing risk. This is accomplished by investing in marketable investment grade securities. We do not use derivative financial instruments to manage our investment portfolio and do not expect operating results or cash flows to be affected to any significant degree by any change in market interest rates.

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

Our customers consist of semiconductor chip manufacturers located throughout the world and net sales to our ten largest customers accounted for 55.2%, 45.9% and 51.7% of revenue in 2025, 2024 and 2023, respectively.

For the year ended December 31, 2025, we had one customer representing 11.0% of total revenue. For the years ended December 31, 2024 and December 31, 2023, we had no customers representing 10% or greater of total revenue.

As of December 31, 2025, we had three customers account for 14.7%, 13.5% and 10.3% of consolidated accounts receivable, respectively. As of December 31, 2024, we had one customer account for 10.0% of consolidated accounts receivable.

Some of the components and sub-assemblies included in our products are obtained either from a sole source or a limited group of suppliers. Disruption to our supply source, resulting either from economic conditions or other factors, could affect our ability to deliver products to our customers.

(k)          Revenue Recognition

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

(l)          Recognizing Assets related to Recoverable Customer Contract Costs

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

(m)          Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue.

(n)          Stock-Based Compensation

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

(o)         Income Taxes

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

(p)         Computation of Net Income per Share

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

The components of net income per share are as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Net income available to common stockholders	$120,238	$200,992	$246,263
Weighted average shares of common stock outstanding used in computing basic income per share	31,574	32,552	32,758
Incremental RSUs	94	152	407
Weighted average shares of common stock used in computing diluted net income per share	31,668	32,704	33,165
Net income per share
Basic	$3.81	$6.17	$7.52
Diluted	$3.80	$6.15	$7.43

Diluted weighted average shares of common stock outstanding does not include restricted stock units outstanding to purchase 221,204, 122,294 and 6,025 common equivalent shares for the periods ended December 31, 2025, 2024 and 2023, respectively, as their effect would have been anti-dilutive.

(q)          Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, by component, for the year ended December 31, 2025:

			Unrealized gains on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2024	$(6,253)	$39	$—	$(6,214)
Other comprehensive income and reclassifications	3,596	(20)	436	4,012
Balance at December 31, 2025	$(2,657)	$19	$436	$(2,202)

(r)         Recent Accounting Guidance

In December 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). We adopted ASU 2023-09 within this Annual Report on Form 10-K and we applied the update retrospectively for all prior periods presented in the consolidated financial statements. See Note 18 for related disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information.

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

In September 2025, the FASB issued Accounting Standards Update 2025-06 ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its future consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) – Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 applies to all entities that enter into non-exchange-traded contracts with underlying content based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlying content based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its future consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 applies to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles. The new guidance improves the navigability of the required interim disclosures, clarifies when that guidance is applicable and provides additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 also adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim and annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its future consolidated financial statements and related disclosures.

Note 3. Revenue

We design, manufacture and service ion implantation and other processing equipment used in the fabrication of semiconductor chips and sell our products to leading semiconductor chip manufacturers worldwide. We offer a complete line of high energy, high current and medium current implanters for all application requirements. In addition, we provide extensive aftermarket lifecycle products and services, including used tools, spare parts, equipment upgrades, maintenance service and customer training. Our revenue recognition policies are set forth in Section (k) of Note 2, Summary of Significant Accounting Policies.

(a)	Alternative Operational Revenue Categories used by Management

To reflect the organization of our business operations, management reviews revenue in two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts and labor to customers who own systems, which we refer to as Customer Solutions & Innovation (“CS&I”) or “aftermarket.”

Below are the revenues by categories used by management for the periods covered in this report:

	Year ended
	December 31,
	2025	2024	2023

Systems	$571,019	$782,559	$883,604
Aftermarket	268,029	235,306	247,000
Total Revenue	$839,048	$1,017,865	$1,130,604

(b)	Economic Factors Affecting our Revenue: Geographic Breakdown of Revenue

Global economic conditions have a direct impact on our revenue. We are substantially dependent on sales of our products and services to customers outside of the United States. Adverse economic conditions, political instability, potential adverse tax consequences, regulatory changes and volatility in currency exchange rates pose a risk that our customers may reduce, postpone or cancel spending for our products and services, which would impact our revenue.

Revenue by geographic markets is determined based upon the location to which our products are shipped and where our services are performed. Revenue in our principal geographic markets is as follows:

	Year ended
	December 31,
	2025	2024	2023

North America	$137,078	$144,066	$174,810
Asia Pacific	610,211	781,039	811,308
Europe	91,759	92,760	144,486
Total Revenue	$839,048	$1,017,865	$1,130,604

(c)	Recognition of Deferred Revenue from Contract Liabilities

Contract liabilities are as follows:

	Year ended
	December 31,
	2025	2024	2023

Balance, beginning of the period	$138,174	$210,885	$154,777
Deferral of revenue	43,945	65,708	185,688
Other adjustments *	(2,803)	(4,716)	—
Recognition of deferred revenue	(70,377)	(133,703)	(129,580)
Balance, end of the period	$108,939	$138,174	$210,885

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

As of December 31, 2025, we had deferred revenue of $108.9 million. This represents the portion of the transaction price for contracts with customers allocated to the performance obligations that remain unsatisfied or partially unsatisfied. Short-term deferred revenue of $65.5 million as of December 31, 2025 represents performance obligations that are expected to be satisfied within the next 12 months. This amount relates primarily to prepayments made prior to system delivery as well as to installation and non-standard warranty performance obligations for system sales. Long-term deferred revenue of $43.4 million as of December 31, 2025 relates to prepayments made prior to system delivery as well as to extended warranty performance obligations that we expect to be completed in excess of the next 12 months but within the next 24 months.

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

Note 4. Cash, cash equivalents and restricted cash

	December 31,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$145,451	$123,512
Long-term restricted cash	10,627	7,552
Total cash, cash equivalents and restricted cash	$156,078	$131,064

As of December 31, 2025, we had $10.6 million in restricted cash which relates to a $5.9 million cash collateral relating to our lease for our headquarters in Beverly, Massachusetts, a $3.9 million letter of credit for customs purposes, a $0.7 million letter of credit relating to workers’ compensation insurance and a $0.1 million deposit relating to customs activity.

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

The following table shows changes of the allowances for credit losses related to trade receivables for the twelve months ended December 31, 2025 and 2024, respectively:

	Year ended
	December 31,
	2025	2024

	(in thousands)
Balance, beginning of year	$—	$460
Provision for credit losses	—	3,446
Charge-offs	—	(3,446)
Recoveries	—	(460)
Balance, end of year	$—	$—

The components of accounts receivable are as follows:

	December 31,
	2025	2024

	(in thousands)
Trade receivables	$168,479	$203,149
Allowance for doubtful accounts	—	—
Trade receivables, net	$168,479	$203,149

Note 6. Inventories, net

The components of inventories are as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Raw materials	$259,039	$227,141
Work in process	51,761	34,490
Finished goods (completed systems)	18,210	20,594
Inventories, net	$329,010	$282,225

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. We establish inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products or market conditions. We regularly evaluate our ability to realize the value of inventories based on a combination of factors including the following: forecasted sales and the size and utilization of our installed base, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. In 2025, we recorded an increase of $0.7 million in inventory reserves. At December 31, 2025 and 2024, inventories are stated net of inventory reserves of $6.5 million and $5.8 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, we recorded charges to cost of sales of $3.9 million, $6.0 million and $5.2 million, respectively, to adjust inventories to their lower of cost or net realizable value.

We have inventory on consignment at customer locations at December 31, 2025 and 2024, of $4.7 million and $5.6 million, respectively.

Note 7. Property, Plant and Equipment, net

The components of property, plant and equipment are as follows:

	December 31,
	2025	2024

	(in thousands)
Land and buildings	$31,051	$25,813
Machinery and equipment	49,174	45,482
Construction in process	13,171	13,598
Total cost	93,396	84,893
Accumulated depreciation	(37,250)	(31,109)
Property, plant and equipment, net	$56,146	$53,784

Depreciation expense was $8.7 million, $7.7 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 8. Assets Manufactured for Internal Use, net

Assets manufactured for internal use, included in other assets, are depreciated using the straight-line method over their 10-20 year estimated useful life. Their components are as follows:

	December 31,
	2025	2024

	(in thousands)
Internal use assets	$88,575	$90,252
Construction in process	1,365	964
Total cost	89,940	91,216
Accumulated depreciation	(50,016)	(46,045)
Assets manufactured for internal use, net	$39,924	$45,171

These products are used for research and development, training, and customer demonstration purposes.

Depreciation expense was $7.7 million, $6.8 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We recognize operating lease obligations under Accounting Standards Codification - Leases (“Topic 842”). The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. The value of the right-of-use asset is initially determined based on the net present value of the associated liability, and is adjusted for deferred costs and possible impairments, if any. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term 1 to 3 years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		December 31,	December 31,
Leases	Classification	2025	2024

Assets		(in thousands)
Operating leases	Operating lease assets	$28,927	$29,621
Finance lease	Finance lease assets*	14,154	15,346
Total leased assets		$43,081	$44,967
Liabilities
Current
Operating	Other current liabilities	$4,859	$4,470
Finance	Current portion of finance lease obligation	1,575	1,345
Non-current
Operating	Other long-term liabilities	24,613	25,321
Finance	Finance lease obligation	40,754	42,329
Total lease liabilities		$71,801	$73,465

*Finance lease assets are recorded net of accumulated depreciation of $47.7 million and include $0.5 million of prepaid financing costs as of December 31, 2025. Finance lease assets are recorded net of accumulated depreciation of $47.4 million and include $0.5 million of prepaid financing costs as of December 31, 2024.

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

December 31, 2025, 2024 and 2023 are as follows:

		Year ended
		December 31,
Lease cost	Classification	2025	2024	2023
Operating lease cost
Product / services*	Cost of revenue	$6,471	$6,898	$7,297
Research and development	Operating expenses	636	622	587
Sales and marketing*	Operating expenses	1,833	1,817	1,674
General and administrative*	Operating expenses	1,095	991	1,111
Total operating lease cost		$10,035	$10,328	$10,669
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$1,193	$1,285	$1,310
Interest on lease liabilities	Interest expense	4,573	4,727	4,874
Total finance lease cost		$5,766	$6,012	$6,184

Total lease cost		$15,801	$16,340	$16,853

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $1.8 million, $2.1 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2026	$6,008	$6,330	$12,338
2027	6,128	4,433	10,561
2028	6,251	3,110	9,361
2029	6,376	2,649	9,025
2030	6,503	2,654	9,157
Thereafter	42,456	20,217	62,673
Total lease payments	$73,722	$39,393	$113,115
Less interest portion*	(31,393)	(9,921)	(41,314)
Finance lease and operating lease obligations	$42,329	$29,472	$71,801

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised as of December 31, 2025.

December 31,
Lease term and discount rate	2025
Weighted-average remaining lease term (years):
Operating leases	10.3
Finance leases	11.1
Weighted-average discount rate:
Operating leases	5.3%
Finance leases	10.5%

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

	Year ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024	2023

	(in thousands)
Operating cash outflows from operating leases	$10,035	$10,328	$10,669
Operating cash outflows from finance leases	4,573	4,727	4,874
Financing cash outflows from finance leases	1,357	1,525	1,240
Operating lease assets obtained in exchange for operating lease liabilities	4,640	5,324	26,890
Finance lease assets obtained in exchange for new finance lease liabilities	—	—	—

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

The changes in our product warranty liability are as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Balance at January 1 (beginning of year)	$15,183	$16,757	$10,487
Warranties issued during the period	9,102	11,263	12,893
Settlements made during the period	(11,859)	(12,160)	(10,230)
Changes in estimate of liability for pre-existing warranties during the period	(839)	(677)	3,607
Balance at December 31 (end of year)	$11,587	$15,183	$16,757

Amount classified as current	$9,516	$13,022	$14,098
Amount classified as long-term (within other long-term liabilities)	2,071	2,161	2,659
Total warranty liability	$11,587	$15,183	$16,757

Note 11. Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility for the sale price of $48.9 million. As part of the sale, we also entered into a 22-year lease agreement with the buyer. The sale leaseback is accounted for as a financing arrangement for financial reporting purposes and, as such, we recorded a financing obligation of $42.3 million as of December 31, 2025, $1.6 million of which is classified within current liabilities. The associated lease payments include both an interest component and payment of principal, with the underlying liability being extinguished at the end of the original lease term. As of December 31, 2025, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit issued with UBS Bank USA, which is classified as long-term restricted cash on our balance sheet at December 31, 2025.

Note 12. Employee Benefit Plans

(a)          Defined Contribution Plan

We maintain the Axcelis Long-Term Investment Plan, a defined contribution plan. Eligible employees may contribute up to 35% of their compensation on a before-tax basis subject to Internal Revenue Service (“IRS”) limitations. Highly compensated employees may contribute up to 16% of their compensation on a before-tax basis subject to IRS limitations. In 2025, 2024 and 2023, we provided an employer match of 50% of employees’ pre-tax contributions on the first 6% of eligible compensation. Total related matching contribution expense was $3.1 million, $3.4 million and $3.4 million, for 2025, 2024 and 2023, respectively.

(b)          Other Compensation Plans

We operate in foreign jurisdictions that require lump sum benefits, payable based on statutory regulations, for voluntary or involuntary termination. Where required, an annual actuarial valuation of the benefit plans is obtained.

We have recorded an unfunded liability of $3.6 million and $3.1 million at December 31, 2025 and 2024, respectively, for costs associated with these compensation plans in foreign jurisdictions. The following table presents the classification of these liabilities in the Consolidated Balance Sheets:

	Year ended
	December 31,
	2025	2024

	(in thousands)
Long-term:
Other long-term liabilities	3,623	3,117
Total liabilities	$3,623	$3,117

The expense recorded in connection with these plans was $1.7 million for each of the years ended December 31, 2025, 2024 and 2023.

Note 13. Stock Award Plans and Stock-Based Compensation

(a)          Equity Incentive Plans

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan” or the “Plan”), which became effective on May 2, 2012.

The 2012 Equity Plan, as amended, reserves 12.5 million shares of common stock, $0.001 par value, for grant and permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture to selected employees, directors, and consultants of the Company. The total number of shares reserved for issuance under the Plan is the sum of 10.76 million shares approved by the shareholders, and 1.78 million shares added in accordance with the terms of the Plan as a result of the expiration or forfeiture of awards granted under our prior equity plan. Shares that are not issued under an award (because such award expires, is terminated unexercised or is forfeited) revert back to the Plan.

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

Restricted stock units granted to employees during 2025 had both service-based vesting provisions and performance-based vesting provisions. Restricted stock units granted to employees generally vest over a service period of four years, while restricted stock units granted to non-employee members of the Company’s Board of Directors in 2025 vest over a service period of one year. We have granted restricted stock units to executive officers and other senior employees with performance vesting conditions, which may be subject to further service-based vesting terms. Unvested restricted stock unit awards expire upon termination of service to the Company. We settle restricted stock units upon vesting with newly issued shares of common stock.

As of December 31, 2025, there were 2.7 million shares available for grant under the 2012 Equity Plan.

As of December 31, 2025, there were no options outstanding and 0.7 million unvested restricted stock units outstanding under the 2012 Stock Plan.

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

The 2020 ESPP is considered compensatory and as such, compensation expense has been recognized based on the benefit of the discounted stock price, amortized to compensation expense over each offering period of six months. Compensation expense relating to the 2020 ESPP was approximately $0.4 million for each of the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, there were approximately 0.8 million shares reserved for issuance and available for purchase under the 2020 ESPP, with 18 thousand shares purchased on that date to be issued pending settlement. 38 thousand shares, 30 thousand shares, and 16 thousand shares were purchased under the 2020 ESPP for the year ended December 31, 2025, 2024 and 2023, respectively.

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

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 5% per year was applied to stock-based awards, including executive officer awards, for the years ended December 31, 2025, 2024 and 2023.

For the years ended December 31, 2025, 2024 and 2023, we recognized stock-based compensation expense of $20.8 million, $21.0 million and $18.3 million, respectively. We present the expenses related to stock-based compensation in the same expense line items as cash compensation paid to our employees. For the years ended December 31, 2025, 2024 and 2023, we used restricted stock units in our annual equity compensation program.

With regard to stock-based compensation, the statement of cash flows will report a net benefit related to tax deductions in excess of recognized compensation cost or a net charge related to non-deductible compensation cost. For the year ended December 31, 2025, the net charge related to non-deductible stock compensation was $1.2 million.

(e)        Restricted Stock Units and Restricted Stock

Restricted stock units represent the Company’s unfunded and unsecured promise to issue shares of the common stock at a future date, subject to the terms of the Award Agreement issued under the 2012 Equity Incentive Plan. Restricted stock unit awards granted in 2025 included time vested share awards and awards with performance vesting conditions. Restricted stock awards are issued shares of common stock that are subject to forfeiture on terms described in the Award Agreement, and may be granted under the 2012 Equity Incentive Plan. No restricted stock awards were granted, or vested, during the years ended December 31, 2025, 2024 and 2023. The fair value of a restricted stock unit and restricted stock award is charged to expense ratably over the applicable service period. The purpose of these awards is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected employees and directors to achieve long-term corporate objectives.

Changes in the Company’s non-vested restricted stock units for the year ended December 31, 2025 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares/units	Value per Share
	(in thousands)
Outstanding at December 31, 2024	465	$103.09
Granted	483	65.30
Vested	(214)	95.71
Forfeited	(30)	96.44
Outstanding at December 31, 2025	704	$79.69

The weighted average grant-date fair value of restricted stock units granted for the years ended December 31, 2025, 2024 and 2023 was $65.30, $112.45 and $125.11, respectively. Most restricted stock units provide for net share settlement to cover the employee’s personal income tax withholding obligations on vesting of the employee’s restricted stock units. Vesting activity above reflects shares vested before net share settlement. As of December 31, 2025, there was $43.7 million of total forfeiture-adjusted unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 14. Stockholders’ Equity

We may issue up to 75 million shares of common stock without additional shareholder approval. At December 31, 2025 and 2024, there were 30.7 million and 32.4 million outstanding shares of common stock, respectively.

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

The following table sets forth the Company’s assets which are measured at fair value by level within the fair value hierarchy.

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$93,348	$—	$—	$93,348
Short-term investments (U.S. Government Securities and Agency Investments)	228,802	—	—	228,802
Mark-to-market adjustment on forward exchange contracts	—	435	—	435
Long-term investments (U.S. Government Securities and Agency Investments)	182,396	—	—	182,396
Total	$504,546	$435	$—	$504,981

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$81,320	$—	$—	$81,320
Short-term investments (U.S. Government Securities and Agency Investments)	448,296	—	—	448,296
Mark-to-market adjustment on forward exchange contracts	—	267	—	267
Total	$529,616	$267	$—	$529,883

The following table summarizes the contractual maturities of our cash equivalents and investments as of December 31, 2025:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$322,032	$322,150
Due after one year through two years	182,078	182,396
Total	$504,110	$504,546

(c)          Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end are marked-to-market and the valuation adjustments related to these open contracts are recorded in the current asset or current liability account. Any unrealized gain or loss on the open contracts is recognized and recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At December 31, 2025, the recognized unrealized gain on these forward exchange contracts was approximately $0.4 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2025, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 16. Commitments and Contingencies

In addition to the finance and operating leases discussed in Note 9, we have purchase commitments and other contingency considerations. See Footnote 19 for contingency considerations related to the proposed merger with Veeco Instruments Inc.

(a)          Purchase Commitments

We have contracts and purchase orders for inventory and other expenditures of $178.0 million at December 31, 2025, approximately $171.0 million of which are expected to occur in 2026.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 2025, 2024, and 2023:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Revenue:	$839,048	$1,017,865	$1,130,604
Less:
Cost of revenue	462,200	563,211	639,303
Research and development	108,958	105,497	96,907
Sales and marketing	65,368	68,046	62,805
General and administrative	83,207	70,317	65,794
Total other income	18,934	19,480	12,804
Income tax provision	18,011	29,282	32,336
Segment Net Income	$120,238	$200,992	$246,263
Reconciliation of profit or loss Adjustments and reconciling items	-	-	-
Net income	$120,238	$200,992	$246,263

The above table includes depreciation expense and amortization expense of $17.6 million, $15.8 million and $13.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Our ion implantation systems product line includes high current, medium current and high energy implanters. Other legacy processing products include curing and thermal processing systems. In addition to new equipment, we provide post-sales equipment service and support, including spare parts, equipment upgrades, used equipment, maintenance services and customer training.

Revenue by product lines is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Ion implantation systems and services	$824,098	$1,001,045	$1,111,278
Other systems and services	14,950	16,820	19,326
Total revenue	$839,048	$1,017,865	$1,130,604

Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the sale or the asset, are as follows:

		Long-Lived
	Revenue	Assets

	(in thousands)
2025
United States	$482,641	$91,183
Europe	49,954	263
Asia Pacific	306,453	4,624
	$839,048	$96,070
2024
United States	$632,028	$94,132
Europe	38,089	311
Asia Pacific	347,748	4,512
	$1,017,865	$98,955
2023
United States	$749,288	$86,482
Europe	45,583	382
Asia Pacific	335,733	4,040
	$1,130,604	$90,904

Long-lived assets consist of property, plant and equipment, net, and assets manufactured for internal use, net. Operations in Asia Pacific consist of manufacturing, sales and service organizations. Operations in Europe consist of sales and service organizations.

International revenue, which includes export sales from U.S. manufacturing facilities to foreign customers and sales by foreign subsidiaries and branches, was $702.0 million (83.7% of total revenue), $873.8 million (85.8% of total revenue) and $950.4 million (84.1% of total revenue) in 2025, 2024 and 2023, respectively.

Note 18. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
United States	$118,896	$222,160	$270,842
Foreign	19,353	8,114	7,757
Income before income taxes	$138,249	$230,274	$278,599

Provision for income taxes is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Current:
United States
Federal	$22,762	$38,963	$46,871
State	1,122	2,026	1,985
Foreign	4,824	3,887	3,498
Total current	28,708	44,876	52,354
Deferred:
Federal	(10,478)	(13,758)	(18,526)
State	279	205	(440)
Foreign	(498)	(2,041)	(1,052)
Total deferred	(10,697)	(15,594)	(20,018)
Income tax provision	$18,011	$29,282	$32,336

Reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate of 13.0% is as follows:

	Year ended December 31,
	2025		2024		2023
	Dollar	Percentage	Dollar	Percentage	Dollar	Percentage

	(dollars in thousands)
Adjusted Pre-Tax Book Income	$138,249		$230,274		$278,599
U.S. Federal Statutory Tax Rate	29,032	21.0%	48,358	21.0%	58,506	21.0%
State Income Taxes, net of federal income tax benefit*	1,271	0.9%	1,828	0.8%	1,220	0.4%
Foreign Tax Effects
South Korea
Withholding Taxes	552	0.4%	3,268	1.4%	5,062	1.8%
Other	(221)	(0.2)%	(265)	(0.1)%	211	0.1%
Other Jurisdictions	512	0.3%	378	0.2%	533	0.2%
Tax Credits
Research and Development Credit	(3,030)	(2.2)%	(4,142)	(1.8)%	(4,577)	(1.6)%
Effect of Cross-Border Tax Laws
Foreign-derived intangible income	(12,241)	(8.9)%	(20,439)	(8.9)%	(24,052)	(8.6)%
Foreign Tax Credit	(552)	(0.4)%	(3,268)	(1.4)%	(5,062)	(1.8)%
Other	74	0.1%	42	—%	45	—%
Valuation Allowances	113	0.1%	1,379	0.6%	1,999	0.7%
Nontaxable or Nondeductible Items
Nondeductible Compensation	668	0.5%	2,834	1.2%	4,488	1.6%
Share-based Compensation	1,815	1.3%	(2,765)	(1.2)%	(6,718)	(2.4)%
Other nontaxable or nondeductible Items	109	0.1%	269	0.1%	215	0.1%
Changes in Unrecognized Tax Benefits	242	0.2%	761	0.3%	1,053	0.3%
Other Adjustments	(333)	(0.2)%	1,044	0.5%	(587)	(0.2)%
Income Tax Expense	$18,011	13.0%	$29,282	12.7%	$32,336	11.6%

* The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Texas, and Utah in 2025, Oregon, New York, and Maine for 2024, and Oregon, Minnesota, and Vermont for 2023.

The amounts of cash paid for income taxes (net of refunds) during the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
U.S. Federal	$7,850	$44,495	$48,900
State
California	1,358	*	*
Other	1,087	3,569	2,928
Foreign
South Korea
Withholding Tax	2,368	3,268	5,062
Other	1,586	1,934	891
Other Jurisdictions	1,406	1,560	1,496
Total Income Taxes Paid (net of refunds)	$15,655	$54,826	$59,277

*The amount of income taxes paid during the years ended December 31, 2024 and 2023 does not meet the 5% disaggregation threshold and is included in ‘Other’.

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	Year ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$44	$52
Foreign net operating loss carryforwards	131	122
Federal tax credit carryforwards	3,491	3,378
State tax credit carryforwards	12,510	11,357
Property, plant and equipment	3,242	4,896
Operating lease liability	5,095	5,504
Accrued compensation	152	313
Inventories	—	552
Stock compensation	2,089	2,399
Warranty	2,032	2,666
Deferred revenue	7,523	6,562
Transaction Costs	3,103	—
Capitalized research and development costs	61,699	54,673
Other	2,851	—
Gross deferred tax assets	103,962	92,474
Valuation allowance	(16,001)	(14,736)
Net deferred tax assets	87,961	77,738
Deferred tax liabilities:
Inventories	(641)	—
Right-of-use asset	(8,013)	(8,750)
Other	(945)	(711)
Gross deferred tax liabilities	(9,599)	(9,461)
Deferred taxes, net	$78,362	$68,277

At December 31, 2025, we had a balance of $1.5 million related to deferred tax liabilities recorded within other long-term liabilities on the Consolidated Balance Sheets.

Changes in tax rates and tax laws are accounted for in the period of enactment. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

At December 31, 2025, we maintained a $16.0 million valuation allowance in the U.S. against federal and state tax credit carryforwards of the same amount. The valuation allowance was recorded due to the uncertainty of their realization based on long-term Company forecasts and the expiration dates on these attributes. This represents an increase of $1.3 million from the prior year.

At December 31, 2025, we had research and development and other tax credit carryforwards of $19.3 million. These carry forwards are fully valued and are also subject to an uncertain tax position reserve of $3.4 million. These credits can be used to reduce future federal and state income tax liabilities and expire principally between 2026 and 2040.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2025 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2025, there is no excess cash associated with indefinitely reinvested foreign earnings. We did not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We and most foreign subsidiaries are subject to income tax examinations by tax authorities for all years dating back to 2022. We are under an IRS income tax audit for the year ended December 31, 2023. Such jurisdictions may assess additional income tax against us. The final determination of tax audits or any administrative appeals relating thereto could be materially different from our income tax provisions and accruals. The ultimate result of any current or future audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

At December 31, 2025, we had unrecognized tax benefits related to uncertain tax positions of $12.7 million, $9.3 million of which is recorded as a long-term liability, and the remainder of which reduced the Company’s state deferred tax assets and the offsetting valuation allowance. We recognized $0.7 million in interest and penalty expenses for the year ended December 31, 2025 relating to these uncertain tax positions. These unrecognized tax benefits, if recognized, would reduce the effective tax rate and also reverse associated accrued interest and penalty expenses included in profit before tax.

A reconciliation of the beginning and ending balance of unrecognized tax benefits are as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$12,543	$11,926	$10,443
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(295)	(330)	(271)
Decreases in unrecognized tax benefits related to settlements with tax authorities	—	—	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current period	438	947	1,754
Balance at end of year	$12,686	$12,543	$11,926

Recorded as other long-term liability	$9,291	$9,049	$8,344
Recorded as a decrease in deferred tax assets	3,395	3,494	3,582
Balance at end of year	$12,686	$12,543	$11,926

Note 19.  Merger

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

The Merger Agreement may be terminated upon the mutual written consent of Axcelis and Veeco. In addition, either Axcelis or Veeco may terminate the Merger Agreement in certain circumstances, including if (a) certain governmental entities have issued a final and non-appealable governmental order or enacted a law prohibiting the Merger or making the closing of the Merger illegal, (b) the Merger is not consummated by September 30, 2026, subject to successive automatic extensions until as late as June 30, 2027 if the only remaining conditions to be satisfied are regulatory approvals,

(c) the Axcelis stockholders fail to approve the Company Stock Issuance, (d) the Veeco stockholders fail to adopt the Merger Agreement, (e) the other party is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement) or (f) the other party’s board of directors has changed its recommendation with respect to the Merger.

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

On February 6, 2026, Axcelis held a special meeting of stockholders (the “Special Meeting”) at which the Company Stock Issuance was approved.

The completion of the Merger remains subject to other customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China. Axcelis and Veeco continue to expect that the Merger will be completed in the second half of 2026.

Schedule II—Valuation and Qualifying Accounts

Axcelis Technologies, Inc.

(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2025
Allowance for doubtful accounts and returns	$—	$—	$—	$—
Deferred tax valuation allowance	14,736	1,265	—	16,001
Year ended December 31, 2024
Allowance for doubtful accounts and returns	$460	$3,446	$3,906	$—
Deferred tax valuation allowance	10,963	3,773	—	14,736
Year ended December 31, 2023
Allowance for doubtful accounts and returns	$—	$1,117	657	$460
Deferred tax valuation allowance	8,370	3,196	603	10,963

Exhibit Index

Exhibit No.	Description
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

10.1*	Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended by the Board of Directors on November 13, 2025. Filed herewith.

10.2*

Form of Indemnification Agreement approved by the Board of Directors of the Company on February 9, 2012 for use with each of its directors and officers. Incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012.

10.3*

Form of Change in Control Agreement, as amended, as approved by the Compensation Committee of the Board of Directors on November 11, 2016, between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended December 31, 2016 filed with the Commission on March 14, 2017.

10.4*

Form of Employee Non-Qualified Stock Option Certificate under the 2012 Equity Incentive Plan, adopted June 18, 2012. Incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 7, 2012.

10.5*

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

10.7*	Named Executive Officer Base Compensation at February 14, 2026. Filed herewith.

10.8*	Non-Employee Director Cash Compensation at February 14, 2026. Filed herewith.

10.9*	Employment Agreement between the Company and Russell J. Low dated May 11, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Commission on May 12, 2023.

10.10*

2023 Amended and Restated Employment Agreement between the Company and Mary G. Puma dated February 24, 2023. Incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Commission on April 18, 2023.

Exhibit No.	Description
10.11*

Form of Executive Separation Pay Agreement between the Company and each of its executive officers other than Russell J. Low, including Gerald M. Blumenstock, James G. Coogan, Eileen J. Evans, Gregory F Redinbo and Christopher J. Tatnall, having dates from September 6, 2022 to December 12, 2024. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 7, 2019.

10.12

Lease Agreement between the Company and Beverly Property Owner LLC, effective January 30, 2015. Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2014 filed with the Commission on March 11, 2015.

14.1	Ethical Business Conduct at Axcelis, revised through June, 2015. Filed herewith.

19.1

Insider Trading Policy, as adopted by the Board of Directors on August 10, 2023. Incorporated by reference to Exhibit 19.1 of the Company’s report on Form 10-K filed with the Commission on February 23, 2024.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 26, 2026. Filed herewith.

31.2	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated February 26, 2026. Filed herewith.

32.1

Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 26, 2026. Filed herewith.

32.2

Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated February 26, 2026. Filed herewith.

97*

Executive Compensation Clawback Policy, as adopted by the Board of Directors on August 10, 2023. Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed with the Commission on February 23, 2024.

101

The following materials from the Company’s Form 10-K for the year ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statement of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Russell J. Low	Director and Principal Executive Officer	February 26, 2026
Russell J. Low

/s/ James G. Coogan	Principal Accounting and Financial Officer	February 26, 2026
James G. Coogan

/s/ Tzu-Yin Chiu	Director	February 26, 2026

Tzu-Yin Chiu

/s/ Gregory B. Graves	Director	February 26, 2026
Gregory B. Graves

/s/ John T. Kurtzweil	Director	February 26, 2026
John T. Kurtzweil

/s/ Jeanne Quirk	Director	February 26, 2026
Jeanne Quirk

/s/ Necip Sayiner	Director	February 26, 2026
Necip Sayiner

/s/ Thomas St. Dennis	Director	February 26, 2026
Thomas St. Dennis

/s/ Jorge Titinger	Director	February 26, 2026
Jorge Titinger