Form 10-Q
period 2026-03-31
AXCELIS TECHNOLOGIES INC
filed 2026-05-08
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 30,733,897 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Revenue:
Product	$188,008	$182,824
Services	10,948	9,739
Total revenue	198,956	192,563
Cost of revenue:
Product	105,735	94,500
Services	12,640	9,295
Total cost of revenue	118,375	103,795
Gross profit	80,581	88,768
Operating expenses:
Research and development	28,516	27,128
Sales and marketing	17,354	15,124
General and administrative	26,761	17,357
Total operating expenses	72,631	59,609
Income from operations	7,950	29,159
Other income (expense):
Interest income	4,462	5,601
Interest expense	(1,292)	(1,367)
Other, net	(495)	(309)
Total other income	2,675	3,925
Income before income taxes	10,625	33,084
Income tax provision	1,411	4,505
Net income	$9,214	$28,579
Net income per share:
Basic	$0.30	$0.89
Diluted	$0.30	$0.88
Shares used in computing net income per share:
Basic weighted average shares of common stock	30,723	32,258
Diluted weighted average shares of common stock	30,980	32,335

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net income	$9,214	$28,579
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,256)	646
Amortization of actuarial net gain and other adjustments from pension plan	(19)	—
Unrealized (losses) gains on available-for-sale investments	(849)	81
Total other comprehensive (loss) income	(3,124)	727
Comprehensive income	$6,090	$29,306

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$150,829	$145,451
Short-term investments	215,771	228,802
Accounts receivable, net	161,814	168,479
Inventories, net	326,052	329,010
Prepaid income taxes	4,609	4,658
Prepaid expenses and other current assets	76,607	66,802
Total current assets	935,682	943,202
Property, plant and equipment, net	57,729	56,146
Operating lease assets	27,943	28,927
Finance lease assets, net	13,835	14,154
Long-term restricted cash	10,628	10,627
Deferred income taxes	80,514	79,895
Long-term investments	203,339	182,396
Other assets	44,874	46,004
Total assets	$1,374,544	$1,361,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,558	$42,309
Accrued compensation	16,663	34,233
Warranty	9,314	9,516
Income taxes	14,026	11,383
Deferred revenue	68,352	65,494
Current portion of finance lease obligation	1,648	1,575
Other current liabilities	42,353	33,150
Total current liabilities	203,914	197,660
Long-term finance lease obligation	40,310	40,754
Long-term deferred revenue	41,214	43,445
Other long-term liabilities	44,463	44,815
Total liabilities	329,901	326,674
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 30,733 shares issued and outstanding at March 31, 2026; 30,717 shares issued and outstanding at December 31, 2025	31	31
Additional paid-in capital	537,185	533,309
Retained earnings	512,753	503,539
Accumulated other comprehensive loss	(5,326)	(2,202)
Total stockholders’ equity	1,044,643	1,034,677
Total liabilities and stockholders’ equity	$1,374,544	$1,361,351

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790
Net income	—	—	—	28,579	—	28,579
Foreign currency translation adjustments	—	—	—	—	646	646
Unrealized gains on available-for-sale investments	—	—	—	—	81	81
Issuance of common stock on restricted stock units, net of shares withheld	38	—	(1,583)	—	—	(1,583)
Stock-based compensation expense	—	—	4,903	—	—	4,903
Repurchase of common stock	(274)	—	(4,954)	(13,224)	—	(18,178)
Balance at March 31, 2025	32,129	$32	$547,020	$485,673	$(5,487)	$1,027,238

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2025	30,717	$31	$533,309	$503,539	$(2,202)	$1,034,677
Net income	—	—	—	9,214	—	9,214
Foreign currency translation adjustments	—	—	—	—	(2,256)	(2,256)
Change in pension obligation	—	—	—	—	(19)	(19)
Unrealized losses on available-for-sale investments	—	—	—	—	(849)	(849)
Issuance of common stock on restricted stock units, net of shares withheld	16	—	(1,023)	—	—	(1,023)
Stock-based compensation expense	—	—	4,899	—	—	4,899
Balance at March 31, 2026	30,733	$31	$537,185	$512,753	$(5,326)	$1,044,643

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$9,214	$28,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,436	4,309
Deferred income taxes	(658)	(1,057)
Stock-based compensation expense	4,899	4,903
Provision for doubtful accounts	65	—
Provision for excess and obsolete inventory	950	875
Accretion of discounts and premiums on short-term and long-term investments	39	(618)
Unrealized currency loss (gain) on foreign denominated transactions	2,930	(752)
Mark-to-market adjustment on forward exchange contracts	479	(130)
Changes in operating assets and liabilities:
Accounts receivable	5,996	38,586
Inventories	(3,132)	(12,386)
Prepaid expenses and other current assets	(10,087)	1,311
Accounts payable and other current liabilities	(1,138)	(25,844)
Deferred revenue	1,627	1,106
Income taxes	2,878	2,194
Other assets and liabilities	(359)	(1,281)
Net cash provided by operating activities	18,139	39,795

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(1,839)	(4,960)
Purchases of short-term and long-term investments	(160,696)	(252,495)
Maturities and sales of short-term investments	151,896	297,924
Net cash (used in) provided by investing activities	(10,639)	40,469

Cash flows from financing activities
Net settlement on restricted stock grants	(1,023)	(1,583)
Repurchase of common stock	—	(18,178)
Principal payments on finance lease obligation	(374)	(349)
Net cash used in financing activities	(1,397)	(20,110)

Effect of exchange rate changes on cash and cash equivalents	(724)	292
Net increase in cash, cash equivalents and restricted cash	5,379	60,446

Cash, cash equivalents and restricted cash at beginning of period	156,078	131,064
Cash, cash equivalents and restricted cash at end of period	$161,457	$191,510

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

The balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of March 31, 2026, there have been no material changes in the Company’s significant accounting policies. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Note 2.  Stock-Based Compensation

We maintain the Axcelis Technologies, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Equity Plan”), which permits the issuance of options, restricted stock, restricted stock units (“RSUs”) and performance awards to selected employees, directors, and consultants of the Company.

The 2012 Equity Plan is more fully described in Note 13 to the consolidated financial statements in our 2025 Form 10-K.

We recognized stock-based compensation expense of $4.9 million for both the three-month periods ended March 31, 2026 and 2025. These amounts include compensation expense related to RSUs.

In the three-month periods ended March 31, 2026 and 2025, we issued 16,000 and 38,459 shares of common stock, respectively, upon vesting of RSUs granted under the 2012 Equity Plan. In both the three-month periods ended March 31, 2026 and 2025, we received no proceeds in connection with purchases under the 2020 Employee Stock Purchase Plan.

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

		March 31,	December 31,
Leases	Classification	2026	2025

Assets		(in thousands)
Operating leases	Operating lease assets	$27,943	$28,927
Finance lease	Finance lease assets*	13,835	14,154
Total leased assets		$41,778	$43,081
Liabilities
Current
Operating	Other current liabilities	$4,649	$4,859
Finance	Current portion of finance lease obligation	1,648	1,575
Non-current
Operating	Other long-term liabilities	23,897	24,613
Finance	Finance lease obligation	40,310	40,754
Total lease liabilities		$70,504	$71,801

*As of March 31, 2026, finance lease assets are recorded net of accumulated depreciation of $47.8 million and include $0.5 million of prepaid financing costs. As of December 31, 2025, finance lease assets are recorded net of accumulated depreciation of $47.7 million and include $0.5 million of prepaid financing costs.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. We lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 as follows:

		Three months ended
		March 31,
Lease cost	Classification	2026	2025

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,684	$1,674
Research and development	Operating expenses	280	219
Sales and marketing*	Operating expenses	535	444
General and administrative*	Operating expenses	278	326
Total operating lease cost		$2,777	$2,663
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$319	$321
Interest on lease liabilities	Interest expense	1,121	1,156
Total finance lease cost		$1,440	$1,477

Total lease cost		$4,217	$4,140

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted-average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of March 31, 2026:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2026	$4,514	$4,775	$9,289
2027	6,128	4,564	10,692
2028	6,251	3,213	9,464
2029	6,376	2,650	9,026
2030	6,503	2,654	9,157
Thereafter	42,456	20,217	62,673
Total lease payments	$72,228	$38,073	$110,301
Less interest portion*	(30,270)	(9,527)	(39,797)
Finance lease and operating lease obligations	$41,958	$28,546	$70,504

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

March 31,
Lease term and discount rate	2026
Weighted-average remaining lease term (years):
Operating leases	10.3
Finance leases	10.8
Weighted-average discount rate:
Operating leases	5.3%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025

	(in thousands)
Operating cash outflows from operating leases	$2,777	$2,663
Operating cash outflows from finance leases	1,121	1,156
Financing cash outflows from finance leases	374	349
Operating lease assets obtained in exchange for operating lease liabilities	489	500
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: revenue from sales of new systems and revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended
	March 31,
	2026	2025

	(in thousands)
Systems	$126,326	$137,609
Aftermarket	72,630	54,954
Total Revenue	$198,956	$192,563

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended
	March 31,
	2026	2025

	(in thousands)
North America	$22,767	$40,525
Asia Pacific	144,418	134,426
Europe	31,771	17,612
Total Revenue	$198,956	$192,563

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Contract liabilities	$109,566	$108,939

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended
	March 31,
	2026	2025

	(in thousands)
Balance, beginning of the period	$108,939	$138,174
Deferral of revenue	20,663	26,359
Other adjustments *	(450)	—
Recognition of deferred revenue	(19,586)	(25,209)
Balance, end of the period	$109,566	$139,324

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We recorded $0.1 million of bad debt expense for the three-month period ended March 31, 2026. We did not incur any credit losses or recoveries for the three-month period ended March 31, 2025. As of both March 31, 2026 and March 31, 2025, we had no allowance for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended
	March 31,
	2026	2025

	(in thousands, except per share amounts)
Net income available to common stockholders	$9,214	$28,579
Weighted average shares of common stock outstanding used in computing basic income per share	30,723	32,258
Incremental RSUs	257	77
Weighted average shares of common stock used in computing diluted net income per share	30,980	32,335
Net income per share
Basic	$0.30	$0.89
Diluted	$0.30	$0.88

Diluted weighted average shares of common stock outstanding does not include 15,643 and 325,364 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended March 31, 2026 and 2025, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, by component, for the three months ended March 31, 2026:

			Unrealized gains (losses) on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2025	$(2,657)	$19	$436	$(2,202)
Other comprehensive income and reclassifications	(2,256)	(19)	(849)	(3,124)
Balance at March 31, 2026	$(4,913)	$—	$(413)	$(5,326)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash balances on hand, cash equivalents, which include short-term investments having a maturity of 90 days or less at time of purchase, and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$150,829	$145,451
Long-term restricted cash	10,628	10,627
Total cash, cash equivalents and restricted cash	$161,457	$156,078

As of March 31, 2026, we had $10.6 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $3.9 million letter of credit for customs purposes, (iii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iv) a $0.1 million deposit relating to customs activity. See Note 12 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 9.  Inventories, net

The components of inventories are as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Raw materials	$265,737	$259,039
Work in process	47,130	51,761
Finished goods (completed systems)	13,185	18,210
Inventories, net	$326,052	$329,010

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

The changes in our standard product warranty liability are as follows:

	Three months ended
	March 31,
	2026	2025

	(in thousands)
Balance at January 1 (beginning of year)	$11,587	$15,183
Warranties issued during the period	3,208	2,165
Settlements made during the period	(1,680)	(3,298)
Changes in estimate of liability for pre-existing warranties during the period	(1,710)	(396)
Balance at March 31 (end of period)	$11,405	$13,654

Amount classified as current	$9,314	$11,882
Amount classified as long-term (within other long-term liabilities)	2,091	1,772
Total warranty liability	$11,405	$13,654

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

The following tables set forth our assets which are measured at fair value by level within the fair value hierarchy:

	March 31, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$115,195	$—	$—	$115,195
Short-term investments (U.S. Government Securities and Agency Investments)	215,771	—	—	215,771
Mark-to-market adjustment on forward exchange contracts	—	(479)	—	(479)
Long-term investments (U.S. Government Securities and Agency Investments)	203,339	—	—	203,339
Total	$534,305	$(479)	$—	$533,826

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$93,348	$—	$—	$93,348
Short-term investments (U.S. Government Securities and Agency Investments)	228,802	—	—	228,802
Mark-to-market adjustment on forward exchange contracts	—	435	—	435
Long-term investments (U.S. Government Securities and Agency Investments)	182,396	—	—	182,396
Total	$504,546	$435	$—	$504,981

The following table summarizes the contractual maturities of our cash equivalents and investments as of March 31, 2026:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$330,946	$330,966
Due after one year through two years	203,773	203,339
Total	$534,719	$534,305

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end are marked-to-market and the valuation adjustments related to these open contracts are recorded in the current asset or current liability account. Any unrealized gain or loss on the open contracts is recognized and recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’

credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 31, 2026, the recognized unrealized loss on these forward exchange contracts was approximately $0.5 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 31, 2026, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a finance lease under generally accepted accounting principles and, as such, we have recorded a finance lease obligation of $42.0 million as of March 31, 2026. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of March 31, 2026, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

Note 13.  Income Taxes

Income tax expense was $1.4 million for the three months ended March 31, 2026, compared to $4.5 million for the three months ended March 31, 2025. The $3.1 million decrease was primarily due to the decrease in pre-tax book income. The reported effective tax rate (“ETR”) for the three months ended March 31, 2026 was 13.3% compared to 13.6% for the three months ended March 31, 2025. The ETR for the three months ended March 31, 2026 was less than the U.S. statutory rate of 21% primarily attributable to the Foreign Derived Intangible Income deduction and Federal research and development tax credits.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. The impacts of the portions of the OBBBA that have come into effect are reflected in our results for the quarter ended March 31, 2026. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Note 14.  Concentration of Risk

For the three months ended March 31, 2026, three customers accounted for 19.8%, 13.7%, and 10.7% of total revenue, respectively. For the three months ended March 31, 2025, two customers accounted for 15.3% and 15.2% of total revenue, respectively.

At March 31, 2026, four customers accounted for 14.6%, 11.1%, 10.7%, and 10.5% of accounts receivable, respectively. At December 31, 2025, three customers accounted for 14.7%, 13.5%, and 10.3% of accounts receivable, respectively.

Note 15. Share Repurchase

In March 2025, our Board of Directors approved an additional funding of $100 million for our stock repurchase program. This approval brings the current outstanding repurchase authorization to $215 million, with $110 million available for future stock repurchases as of March 31, 2026. During the three months ended March 31, 2026, no shares of common stock were repurchased. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	(in thousands)
Revenue:	$198,956	$192,563
Less:
Cost of revenue	118,375	103,795
Research and development	28,516	27,128
Sales and marketing	17,354	15,124
General and administrative	26,761	17,357
Total other income	2,675	3,925
Income tax provision	1,411	4,505
Segment Net Income	9,214	28,579
Reconciliation of profit or loss Adjustments and reconciling items	-	-
Net income	$9,214	$28,579

The above table includes depreciation expense and amortization expense of $4.4 million and $4.3 million for the three month periods ended March 31, 2026 and 2025, respectively.

Note 18.  Recent Accounting Guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance the disclosures for expenses for all public entities in accordance with ASC Topic 220, Income Statement-Reporting Comprehensive Income. ASU 2024-03 addresses investor requests for more detailed information about expenses, specifically cost of sales and selling, general, and administrative expenses. ASU 2024-03 requires a public entity to disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption presented on the face of the income statement as well as a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. A public entity should apply ASU 2024-03 either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its future consolidated financial statements and related disclosures.

In September 2025, the FASB issued Accounting Standards Update 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) – Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its future consolidated financial statements and related disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 applies to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles. The new guidance improves the navigability of the required interim disclosures, clarifies when that guidance is applicable and provides additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 also adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim and annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its future consolidated financial statements and related disclosures.

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

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Veeco, issued and outstanding immediately prior to the Effective Time (other than shares that are owned by the Company, Veeco or Merger Sub or any wholly owned subsidiary of the Company, Veeco or Merger Sub) will be converted into the right to receive 0.3575 newly issued shares of Company common stock (the “Company Common Stock”) (the “Common Stock Merger Consideration”). No fractional shares of the Company will be issued in the Merger, and Veeco stockholders will receive cash in lieu of fractional shares as part of the merger consideration, as specified in the Merger Agreement.

The Merger Agreement may be terminated upon the mutual written consent of Axcelis and Veeco. In addition, either Axcelis or Veeco may terminate the Merger Agreement in certain circumstances, including if (a) certain governmental entities have issued a final and non-appealable governmental order or enacted a law prohibiting the Merger or making the closing of the Merger illegal, (b) the Merger is not consummated by September 30, 2026, subject to successive automatic extensions until as late as June 30, 2027 if the only remaining conditions to be satisfied are regulatory approvals, (c) the other party is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement) or (d) the other party’s board of directors has changed its recommendation with respect to the Merger.

 If the Merger Agreement is terminated by a party following a recommendation change of the board of directors of the other party, the non-terminating party will be required to pay the other party the following termination fee: (i) if the non-terminating party is Axcelis, a termination fee of $108.7 million; and (ii) if the non-terminating party is Veeco, a termination fee of $77.5 million. Each party may also be required to pay such termination fee if such party enters into a competing proposal within twelve months of termination of the Merger Agreement under certain circumstances. In addition, if the Merger Agreement is terminated by a party due to the other party’s breach of the Merger Agreement that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement), then the non-terminating party will be required to pay a fixed expense reimbursement amount of $15.0 million.

At a special meeting of stockholders held on February 6, 2026, Axcelis stockholders approved the issuance of shares of Company Common Stock in connection with the Merger.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Liquidity and Capital Resources” and “Risk Factors” and others discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 72.9% of total revenue for the three months ended March 31, 2026.

Sales of our systems in the first three months of 2026 were down compared to the same period in the prior year, as customers have moderated the pace of investments into mature process node technologies. During the three months ended March 31, 2026, the overall mature process segment represented 68% of our shipped systems revenue, with the remainder represented by 32% of shipments to dynamic random-access memory (“DRAM”) applications. Of the mature process segment, power device shipments comprised 35% of total systems revenue with the general mature segment representing 33%, which includes image sensor applications.

On September 30, 2025, the Company, Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Veeco Instruments Inc., a Delaware corporation (“Veeco”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of the Company. For further information regarding the Merger, see Note 19 to the consolidated financial statements included in this report. On February 6, 2026, Axcelis held a special meeting of stockholders at which the Company Stock Issuance was approved. The completion of the Merger remains subject to other customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China. Axcelis and Veeco continue to expect that the Merger will be completed in the second half of 2026.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations included herein and in our 2025 Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has not identified any need to make any material change in, and has not changed, any of our critical accounting estimates and judgments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended
	March 31,
	2026	2025
Revenue:
Product	94.5%	94.9%
Services	5.5	5.1
Total revenue	100.0	100.0
Cost of revenue:
Product	53.1	49.1
Services	6.4	4.8
Total cost of revenue	59.5	53.9
Gross profit	40.5	46.1
Operating expenses:
Research and development	14.3	14.1
Sales and marketing	8.7	7.9
General and administrative	13.5	9.0
Total operating expenses	36.5	31.0
Income from operations	4.0	15.1
Other income (expense):
Interest income	2.2	2.9
Interest expense	(0.6)	(0.7)
Other, net	(0.2)	(0.2)
Total other income	1.4	2.0
Income before income taxes	5.4	17.1
Income tax provision	0.7	2.3
Net income	4.7%	14.8%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period
	March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Revenue:
Product	$188,008	$182,824	$5,184	2.8%
Percentage of revenue	94.5%	94.9%
Services	10,948	9,739	1,209	12.4%
Percentage of revenue	5.5%	5.1%
Total revenue	$198,956	$192,563	$6,393	3.3%

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $188.0 million, or 94.5% of revenue, during the three months ended March 31, 2026, compared with $182.8 million, or

94.9% of revenue, for the three months ended March 31, 2025. The $5.2 million increase in product revenue for the three-month period ended March 31, 2026, in comparison to the same period in 2025, was primarily driven by an increase in Aftermarket sales, offset partially by a customer settlement of $4.9 million.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at March 31, 2026 and December 31, 2025 was $109.6 million and $109.0 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $10.9 million, or 5.5% of revenue, for the three months ended March 31, 2026, compared with $9.7 million, or 5.1% of revenue, for the three months ended March 31, 2025. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

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

Aftermarket and Systems Revenue

Included in total revenue of $199.0 million during the three months ended March 31, 2026 is revenue from our Aftermarket business of $72.6 million, compared with $55.0 million of Aftermarket revenue for the three months ended March 31, 2025. Aftermarket revenue fluctuates from period to period primarily based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $126.4 million of revenue for the three months ended March 31, 2026 was systems revenue, compared with $137.6 million of systems revenue for the three months ended March 31, 2025. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period
	March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Gross Profit:
Product	$82,273	$88,324	$(6,051)	(6.9)%
Product gross margin	43.8%	48.3%

Services	(1,692)	444	(2,136)	(481.1)%
Services gross margin	(15.5)%	4.6%
Total gross profit	$80,581	$88,768	$(8,187)	(9.2)%
Gross margin	40.5%	46.1%

Product

Gross margin from product revenue was 43.8% for the three months ended March 31, 2026, compared to 48.3% for the three months ended March 31, 2025. The decrease in gross margin resulted from a less favorable mix of system shipments.

Services

Gross margin from services revenue was (15.5)% for the three months ended March 31, 2026, compared to 4.6% for the three months ended March 31, 2025. The decrease in gross margin is attributable to changes in the mix of service contracts. Occasionally, we experience negative gross margin on service revenue as contract costs can vary significantly from one period to another based on customer demand.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period
	March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Research and development	$28,516	$27,128	$1,388	5.1%
Percentage of revenue	14.3%	14.1%
Sales and marketing	17,354	15,124	2,230	14.7%
Percentage of revenue	8.7%	7.9%
General and administrative	26,761	17,357	9,404	54.2%
Percentage of revenue	13.5%	9.0%
Total operating expenses	$72,631	$59,609	$13,022	21.8%
Percentage of revenue	36.5%	31.0%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $35.7 million, or 49.2%, of our total operating expenses for the three months ended March 31, 2026, compared to $35.4 million, or 59.4%, of our total operating expenses for the three months ended March 31, 2025. The slightly higher personnel costs for the three months ended March 31, 2026 are primarily due to increases in salary and benefits expenses, partially offset by a decrease in separation program expenses.

Research and Development

	Three months ended		Period-to-Period
	March 31,		Change
	2026	2025	$ %

	(dollars in thousands)
Research and development	$28,516	$27,128	$1,388	5.1%
Percentage of revenue	14.3%	14.1%

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

Research and development expense was $28.5 million during the three months ended March 31, 2026, an increase of $1.4 million, or 5.1%, compared with $27.1 million during the three months ended March 31, 2025. The increase is primarily due to higher personnel costs and an increase in consulting expenses.

Sales and Marketing

	Three months ended		Period-to-Period
	March 31,		Change
	2026	2025	$ %

	(dollars in thousands)
Sales and marketing	$17,354	$15,124	$2,230	14.7%
Percentage of revenue	8.7%	7.9%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Sales and marketing expense was $17.4 million during the three months ended March 31, 2026, an increase of $2.2 million, or 14.7%, compared with $15.1 million during the three months ended March 31, 2025. The increase is primarily due to higher personnel expenses and an increase in freight expenses.

General and Administrative

	Three months ended		Period-to-Period
	March 31,		Change
	2026	2025	$ %

	(dollars in thousands)
General and administrative	$26,761	$17,357	$9,404	54.2%
Percentage of revenue	13.5%	9.0%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

General and administrative expense was $26.8 million during the three months ended March 31, 2026, an increase of $9.4 million, or 54.2%, compared with $17.4 million during the three months ended March 31, 2025. The increase is primarily due to an increase in Merger related professional fees.

Other Income (Expense)

	Three months ended		Period-to-period
	March 31,		change
	2026	2025	$ %

	(dollars in thousands)
Other income (expense):	$2,675	$3,925	$(1,250)	(31.8)%
Percentage of revenue	1.4%	2.0%

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

Other income was $2.7 million for the three months ended March 31, 2026, compared with other income of $3.9 million for the three months ended March 31, 2025. The $1.3 million decrease in other income (expense) compared to the same prior year period was primarily due to a decrease in interest income of $1.1 million and an increase in net foreign exchange losses of $0.1 million. Net foreign exchange losses for the three months ended March 31, 2026 includes $1.7 million of gains related to forward currency exchange contracts, offset by foreign exchange losses of $2.2 million. Net foreign exchange losses for the three months ended March 31, 2025 includes foreign exchange losses of $1.2 million from forward currency exchange contracts, partially offset by foreign exchange gains of $0.8 million.

Income Tax Provision

	Three months ended		Period-to-period
	March 31,		change
	2026	2025	$ %

	(dollars in thousands)
Income tax provision	$1,411	$4,505	$(3,094)	(68.7)%
Percentage of revenue	0.7%	2.3%

Income tax expense was $1.4 million for the three months ended March 31, 2026, compared to $4.5 million for the three months ended March 31, 2025. The $3.1 million decrease was primarily due to the decrease in pre-tax book income. The reported effective tax rate for the three months ended March 31, 2026 was 13.3% compared to 13.6% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was less than the U.S. statutory rate of 21% primarily attributable to the Foreign Derived Intangible Income deduction and Federal research and development tax credits.

Liquidity and Capital Resources

At March 31, 2026, we had $150.8 million in unrestricted cash and cash equivalents, $215.8 million in short-term investments and $203.3 million in long-term investments, in addition to $10.6 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the three months ended March 31, 2026 and 2025, we generated $18.1 million and $39.8 million, respectively, of cash related to operating activities.

Investing activities for the three months ended March 31, 2026 resulted in a cash usage of $10.6 million, $1.8 million of which was used for capital expenditures and $160.7 million of which was used to purchase short-term and long-term investments, partially offset by $151.9 million related to maturities and sales of short-term investments. Investing activities for the three months ended March 31, 2025 resulted in cash generated of $40.5 million, $5.0 million of which was used for capital expenditures and $252.5 million of which was used to purchase short-term investments, offset by $297.9 million related to maturities and sales of short-term investments.

Financing activities for the three months ended March 31, 2026 resulted in a cash usage of $1.4 million. During the first three months of 2026, (i) $1.0 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, and (ii) $0.4 million was used to reduce the liability under the finance lease of our corporate headquarters. In comparison, financing activities for the three months ended March 31, 2025 resulted in cash usage of $20.1 million, of which (i) $18.2 million related to the repurchase of our common stock (ii) $1.6 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $0.3 million relating to the reduction of our finance lease liability.

As of March 31, 2026, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at March 31, 2026 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2025 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2026, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of March 31, 2026, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company’s common stock. This program was announced on March 1, 2022. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available upon the full utilization of the $100 million repurchase funding approved in February 2022. In March 2025, we announced that the Board of Directors approved an additional funding of $100 million for share repurchases. The Company’s share repurchase program does not have an expiration date. For the three months ended March 31, 2026, we did not have any repurchase activity. The aaproximate value of shares that may yet be repurchased as of March 31, 2026 is $110 million.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ended March 31, 2026, no director or officer adopted, modified or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commision on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 8, 2026.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated May 8, 2026.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 8, 2026.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated May 8, 2026.

101*

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: May 8, 2026	By:	/s/ DAVID RYZHIK

David Ryzhik
Senior Vice President and Interim Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer