Form 10-Q
period 2026-06-30
AXCELIS TECHNOLOGIES INC
filed 2026-08-06
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 30,881,489 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product	$200,488	$183,402	$388,497	$366,226
Services	14,687	11,142	25,634	20,881
Total revenue	215,175	194,544	414,131	387,107
Cost of revenue:
Product	106,998	95,462	212,734	189,962
Services	16,988	11,739	29,627	21,034
Total cost of revenue	123,986	107,201	242,361	210,996
Gross profit	91,189	87,343	171,770	176,111
Operating expenses:
Research and development	28,977	27,064	57,493	54,192
Sales and marketing	19,554	15,003	36,908	30,127
General and administrative	22,377	16,311	49,138	33,668
Total operating expenses	70,908	58,378	143,539	117,987
Income from operations	20,281	28,965	28,231	58,124
Other income (expense):
Interest income	4,575	5,481	9,037	11,082
Interest expense	(1,263)	(1,355)	(2,554)	(2,722)
Other, net	1,755	1,906	1,259	1,597
Total other income	5,067	6,032	7,742	9,957
Income before income taxes	25,348	34,997	35,973	68,081
Income tax provision	2,057	3,621	3,468	8,126
Net income	$23,291	$31,376	$32,505	$59,955
Net income per share:
Basic	$0.76	$0.99	$1.06	$1.87
Diluted	$0.75	$0.98	$1.05	$1.87
Shares used in computing net income per share:
Basic weighted average shares of common stock	30,805	31,847	30,764	32,051
Diluted weighted average shares of common stock	31,134	31,882	31,084	32,103

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$23,291	$31,376	$32,505	$59,955
Other comprehensive (loss) income:
Foreign currency translation adjustments	(406)	5,066	(2,662)	5,712
Amortization of actuarial net gain and other adjustments from pension plan	—	—	(19)	—
Unrealized (losses) gains on available-for-sale investments	(674)	(58)	(1,523)	23
Total other comprehensive (loss) income	(1,080)	5,008	(4,204)	5,735
Comprehensive income	$22,211	$36,384	$28,301	$65,690

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$154,996	$145,451
Short-term investments	247,220	228,802
Accounts receivable, net	154,149	168,479
Inventories, net	338,174	329,010
Prepaid income taxes	4,863	4,658
Prepaid expenses and other current assets	80,369	66,802
Total current assets	979,771	943,202
Property, plant and equipment, net	58,022	56,146
Operating lease assets	27,568	28,927
Finance lease assets, net	13,516	14,154
Long-term restricted cash	10,633	10,627
Deferred income taxes	78,815	79,895
Long-term investments	174,829	182,396
Other assets	43,684	46,004
Total assets	$1,386,838	$1,361,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,807	$42,309
Accrued compensation	20,010	34,233
Warranty	9,634	9,516
Income taxes	2,833	11,383
Deferred revenue	81,679	65,494
Current portion of finance lease obligation	1,722	1,575
Other current liabilities	25,416	33,150
Total current liabilities	200,101	197,660
Long-term finance lease obligation	39,845	40,754
Long-term deferred revenue	36,863	43,445
Other long-term liabilities	44,208	44,815
Total liabilities	321,017	326,674
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 30,881 shares issued and outstanding at June 30, 2026; 30,717 shares issued and outstanding at December 31, 2025	31	31
Additional paid-in capital	536,152	533,309
Retained earnings	536,044	503,539
Accumulated other comprehensive loss	(6,406)	(2,202)
Total stockholders’ equity	1,065,821	1,034,677
Total liabilities and stockholders’ equity	$1,386,838	$1,361,351

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790
Net income	—	—	—	28,579	—	28,579
Foreign currency translation adjustments	—	—	—	—	646	646
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	81	81
Issuance of common stock on restricted stock units, net of shares withheld	38	—	(1,583)	—	—	(1,583)
Stock-based compensation expense	—	—	4,903	—	—	4,903
Repurchase of common stock	(274)	—	(4,954)	(13,224)	—	(18,178)
Balance at March 31, 2025	32,129	$32	$547,020	$485,673	$(5,487)	$1,027,238
Net income	—	—	—	31,376	—	31,376
Foreign currency translation adjustments	—	—	—	—	5,066	5,066
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(58)	(58)
Issuance of stock under Employee Stock Purchase Plan	21	—	1,246	—	—	1,246
Issuance of common stock on restricted stock units, net of shares withheld	94	—	(2,569)	—	—	(2,569)
Stock-based compensation expense	—	—	5,421	—	—	5,421
Repurchase of common stock	(826)	(1)	(15,451)	(29,885)	—	(45,337)
Balance at June 30, 2025	31,418	$31	$535,667	$487,164	$(479)	$1,022,383

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2025	30,717	$31	$533,309	$503,539	$(2,202)	$1,034,677
Net income	—	—	—	9,214	—	9,214
Foreign currency translation adjustments	—	—	—	—	(2,256)	(2,256)
Change in pension obligation	—	—	—	—	(19)	(19)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(849)	(849)
Issuance of common stock on restricted stock units, net of shares withheld	16	—	(1,023)	—	—	(1,023)
Stock-based compensation expense	—	—	4,899	—	—	4,899
Balance at March 31, 2026	30,733	$31	$537,185	$512,753	$(5,326)	$1,044,643
Net income	—	—	—	23,291	—	23,291
Foreign currency translation adjustments	—	—	—	—	(406)	(406)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(674)	(674)
Issuance of stock under Employee Stock Purchase Plan	8	—	1,302	—	—	1,302
Issuance of common stock on restricted stock units, net of shares withheld	140	—	(8,516)	—	—	(8,516)
Stock-based compensation expense	—	—	6,425	—	—	6,425
Repurchase of common stock excise tax	—	—	(244)	—	—	(244)
Balance at June 30, 2026	30,881	$31	$536,152	$536,044	$(6,406)	$1,065,821

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$32,505	$59,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,875	8,824
Deferred income taxes	1,037	(4,155)
Stock-based compensation expense	11,324	10,324
Provision for doubtful accounts	65	—
Provision for excess and obsolete inventory	1,998	1,742
Accretion of discounts and premiums on short-term and long-term investments	(1,031)	(2,254)
Unrealized currency loss (gain) on foreign denominated transactions	1,191	(6,807)
Mark-to-market adjustment on forward exchange contracts	(100)	457
Changes in operating assets and liabilities:
Accounts receivable	12,460	67,459
Inventories	(16,692)	(16,760)
Prepaid expenses and other current assets	(13,737)	1,175
Accounts payable and other current liabilities	(5,378)	(28,343)
Deferred revenue	10,935	(9,581)
Income taxes	(8,529)	1,966
Other assets and liabilities	1,589	(4,480)
Net cash provided by operating activities	36,512	79,522

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(5,393)	(6,945)
Purchases of short-term and long-term investments	(223,249)	(345,174)
Maturities and sales of short-term investments	211,906	387,975
Net cash (used in) provided by investing activities	(16,736)	35,856

Cash flows from financing activities
Net settlement on restricted stock grants	(9,539)	(4,152)
Repurchase of common stock	(244)	(63,515)
Proceeds from Employee Stock Purchase Plan purchases	1,302	1,246
Principal payments on finance lease obligation	(768)	(676)
Net cash used in financing activities	(9,249)	(67,097)

Effect of exchange rate changes on cash and cash equivalents	(976)	1,935
Net increase in cash, cash equivalents and restricted cash	9,551	50,216

Cash, cash equivalents and restricted cash at beginning of period	156,078	131,064
Cash, cash equivalents and restricted cash at end of period	$165,629	$181,280

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

The balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of June 30, 2026, there have been no material changes in the Company’s significant accounting policies. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Beginning in May 2026, certain stock-based awards granted to executive management have market-based performance measures and are valued using the Monte-Carlo simulation valuation method with cliff vesting at the end of a performance period of three years.

We recognized stock-based compensation expense of $6.4 million and $5.4 million for the three-month periods ended June 30, 2026 and 2025, respectively. These amounts include compensation expense related to RSUs. We recognized stock-based compensation expense of $11.3 million and $10.3 million for the six-month periods ended June 30, 2026 and 2025, respectively. These amounts include compensation expense related to RSUs and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In both of the three-month periods ended June 30, 2026 and 2025, we issued 0.1 million shares of common stock upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the three-month periods ended June 30, 2026 and 2025, we received proceeds of $1.3 million and $1.2 million, respectively, in connection with purchases under the 2020 ESPP.

In both of the six-month periods ended June 30, 2026 and 2025, we issued 0.2 million shares of common stock upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the six-month periods ended June 30, 2026 and 2025, we received proceeds of $1.3 million and $1.2 million, respectively, in connection with purchases under the 2020 ESPP.

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

		June 30,	December 31,
Leases	Classification	2026	2025

Assets		(in thousands)
Operating leases	Operating lease assets	$27,568	$28,927
Finance lease	Finance lease assets*	13,516	14,154
Total leased assets		$41,084	$43,081
Liabilities
Current
Operating	Other current liabilities	$4,664	$4,859
Finance	Current portion of finance lease obligation	1,722	1,575
Non-current
Operating	Other long-term liabilities	23,578	24,613
Finance	Finance lease obligation	39,845	40,754
Total lease liabilities		$69,809	$71,801

*As of June 30, 2026, finance lease assets are recorded net of accumulated depreciation of $48.0 million and include $0.5 million of prepaid financing costs. As of December 31, 2025, finance lease assets are recorded net of accumulated depreciation of $47.7 million and include $0.5 million of prepaid financing costs.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. We lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters. Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Lease cost	Classification	2026	2025	2026	2025

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,555	$1,606	$3,239	$3,280
Research and development	Operating expenses	113	149	393	368
Sales and marketing*	Operating expenses	500	450	1,035	894
General and administrative*	Operating expenses	155	212	432	538
Total operating lease cost		$2,323	$2,417	$5,099	$5,080
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$319	$321	$638	$643
Interest on lease liabilities	Interest expense	1,110	1,148	2,231	2,304
Total finance lease cost		$1,429	$1,469	$2,869	$2,947

Total lease cost		$3,752	$3,886	$7,968	$8,027

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.3 million and $1.0 million for the three and six months ended June 30, 2026, respectively, and includes short-term lease and variable lease costs of approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2025, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 16 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of June 30, 2026:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2026	$3,009	$3,302	$6,311
2027	6,128	4,990	11,118
2028	6,251	3,551	9,802
2029	6,376	2,745	9,121
2030	6,503	2,679	9,182
Thereafter	42,456	20,219	62,675
Total lease payments	$70,723	$37,486	$108,209
Less interest portion*	(29,156)	(9,244)	(38,400)
Finance lease and operating lease obligations	$41,567	$28,242	$69,809

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

June 30,
Lease term and discount rate	2026
Weighted average remaining lease term (years):
Operating leases	10.1
Finance leases	10.6
Weighted average discount rate:
Operating leases	5.3%
Finance leases	10.5%

Our cash outflows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the six months ended June 30, 2026 and 2025, respectively:

	Six months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025

	(in thousands)
Operating cash outflows from operating leases	$5,099	$5,080
Operating cash outflows from finance leases	2,231	2,304
Financing cash outflows from finance leases	768	676
Operating lease assets obtained in exchange for operating lease liabilities	1,587	1,411
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

To reflect the organization of our business operations, we divide revenue into two categories: (i) revenue from sales of new systems and (ii) revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Systems	$132,374	$133,288	$258,700	$270,897
Aftermarket	82,801	61,256	155,431	116,210
Total Revenue	$215,175	$194,544	$414,131	$387,107

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
North America	$13,415	$34,223	$36,182	$74,748
Asia Pacific	177,873	145,628	322,291	280,053
Europe	23,887	14,693	55,658	32,306
Total Revenue	$215,175	$194,544	$414,131	$387,107

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Contract liabilities	$118,542	$108,939

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Balance, beginning of the period	$109,566	$139,324	$108,939	$138,174
Deferral of revenue	29,859	29,047	42,089	42,207
Other adjustments*	—	(2,273)	(450)	(2,272)
Recognition of deferred revenue	(20,883)	(36,356)	(32,036)	(48,367)
Balance, end of the period	$118,542	$129,742	$118,542	$129,742

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not incur any credit losses or recoveries for the three-month period ended June 30, 2026. We recorded $0.1 million of bad debt expense for the six-month period ended June 30, 2026. We did not incur any credit losses or recoveries for the three and six-month periods ended June 30, 2025. As of both June 30, 2026 and June 30, 2025, we had no allowance for credit losses.

Note 6.  Computation of Net Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased by the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock issuable on vesting of RSUs had been issued, calculated using the treasury stock method.

The components of net earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income available to common stockholders	$23,291	$31,376	$32,505	$59,955
Weighted average shares of common stock outstanding used in computing basic income per share	30,805	31,847	30,764	32,051
Incremental RSUs	329	35	320	52
Weighted average shares of common stock used in computing diluted net income per share	31,134	31,882	31,084	32,103
Net income per share
Basic	$0.76	$0.99	$1.06	$1.87
Diluted	$0.75	$0.98	$1.05	$1.87

Diluted weighted average shares of common stock outstanding does not include 93,931 and 509,998 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended June 30, 2026 and 2025, respectively, and 51,588 and 411,238 common equivalent shares issuable with respect to outstanding equity awards for the six-month periods ended June 30, 2026 and 2025, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, by component, for the six months ended June 30, 2026:

			Unrealized gains (losses) on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2025	$(2,657)	$19	$436	$(2,202)
Other comprehensive income and reclassifications	(2,662)	(19)	(1,523)	(4,204)
Balance at June 30, 2026	$(5,319)	$—	$(1,087)	$(6,406)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash balances on hand, cash equivalents, which include short-term investments having a maturity of 90 days or less at time of purchase, and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$154,996	$145,451
Long-term restricted cash	10,633	10,627
Total cash, cash equivalents and restricted cash	$165,629	$156,078

As of June 30, 2026, we had $10.6 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $3.9 million letter of credit for customs purposes, (iii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iv) a $0.1 million deposit relating to customs activity. See Note 12 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 9.  Inventories, net

The components of inventories are as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Raw materials	$274,338	$259,039
Work in process	55,611	51,761
Finished goods (completed systems)	8,225	18,210
Inventories, net	$338,174	$329,010

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

The changes in our standard product warranty liability are as follows:

	Six months ended
	June 30,
	2026	2025

	(in thousands)
Balance at January 1 (beginning of year)	$11,587	$15,183
Warranties issued during the period	5,298	4,334
Settlements made during the period	(3,601)	(6,865)
Changes in estimate of liability for pre-existing warranties during the period	(1,969)	(61)
Balance at June 30 (end of period)	$11,315	$12,591

Amount classified as current	$9,634	$10,903
Amount classified as long-term (within other long-term liabilities)	1,681	1,688
Total warranty liability	$11,315	$12,591

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

The following tables set forth our assets which are measured at fair value by level within the fair value hierarchy:

	June 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$96,813	$—	$—	$96,813
Short-term investments (U.S. Government Securities and Agency Investments)	247,220	—	—	247,220
Mark-to-market adjustment on forward exchange contracts	—	100	—	100
Long-term investments (U.S. Government Securities and Agency Investments)	174,829	—	—	174,829
Total	$518,862	$100	$—	$518,962

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$93,348	$—	$—	$93,348
Short-term investments (U.S. Government Securities and Agency Investments)	228,802	—	—	228,802
Mark-to-market adjustment on forward exchange contracts	—	435	—	435
Long-term investments (U.S. Government Securities and Agency Investments)	182,396	—	—	182,396
Total	$504,546	$435	$—	$504,981

The following table summarizes the contractual maturities of our cash equivalents and investments as of June 30, 2026:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$344,180	$344,033
Due after one year through two years	175,770	174,829
Total	$519,950	$518,862

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end are marked-to-market and the valuation adjustments related to these open contracts are recorded in the current asset or current liability account. Any unrealized gain or loss on the open contracts is recognized and recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’

credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2026, the recognized unrealized gain on these forward exchange contracts was approximately $0.1 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 30, 2026, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a finance lease under generally accepted accounting principles and, as such, we have recorded a finance lease obligation of $41.6 million as of June 30, 2026. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of June 30, 2026, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

Note 13.  Income Taxes

Income tax expense was $2.1 million for the three months ended June 30, 2026, compared to $3.6 million for the three months ended June 30, 2025. The $1.6 million decrease was primarily due to the decrease in pre-tax book income and an increase in stock-based compensation deduction. The reported effective tax rate (“ETR”) for the three months ended June 30, 2026 was 8.1% compared to 10.3% for the three months ended June 30, 2025. The ETR for the six months ended June 30, 2026 was less than the U.S. statutory rate of 21%, primarily attributable to the Foreign Derived Intangible Income deduction and Federal research and development tax credits.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions being implemented through 2027. The impacts of the portions of the OBBBA that have come into effect are reflected in our results for the quarter ended June 30, 2026. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Note 14.  Concentration of Risk

For the three months ended June 30, 2026, two customers accounted for 21.6% and 15.9% of total revenue. For the three months ended June 30, 2025, no individual customer accounted for greater than ten percent of total revenue.

For the six months ended June 30, 2026, two customers each accounted for 17.8% of total revenue. For the six months ended June 30, 2025, two customers accounted for 11.6% and 11.2% of total revenue.

At June 30, 2026, two customers accounted for 15.3% and 11.4% of accounts receivable. At December 31, 2025, three customers accounted for 14.7%, 13.5%, and 10.3% of accounts receivable.

Note 15. Share Repurchase

In March 2025, our Board of Directors approved an additional funding of $100 million for our stock repurchase program. This approval brings the current outstanding repurchase authorization to $215 million, with $110 million available for future stock repurchases as of June 30, 2026. During the six months ended June 30, 2026, no shares of common stock were repurchased. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue:	$215,175	$194,544	$414,131	$387,107
Less:
Cost of revenue	123,986	107,201	242,361	210,996
Research and development	28,977	27,064	57,493	54,192
Sales and marketing	19,554	15,003	36,908	30,127
General and administrative	22,377	16,311	49,138	33,668
Total other income	5,067	6,032	7,742	9,957
Income tax provision	2,057	3,621	3,468	8,126
Segment Net Income	23,291	31,376	32,505	59,955
Reconciliation of profit or loss Adjustments and reconciling items	-	-	-	-
Net income	$23,291	$31,376	$32,505	$59,955

The above table includes depreciation expense and amortization expense of $4.4 million and $8.9 million for the three and six-month periods ended June 30, 2026, respectively, and depreciation expense and amortization expense of $4.5 million and $8.8 million for the three and six-month periods ended June 30, 2025, respectively

Note 18.  Recent Accounting Guidance

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 68.5% of total revenue for the six months ended June 30, 2026.

Sales of our systems in the first half of 2026 were down slightly compared to the same period in the prior year. During the six months ended June 30, 2026, the overall mature process segment represented 77% of our shipped systems revenue, with the remainder represented by 22% of shipments to dynamic random-access memory (“DRAM”) applications and 1% of shipments to advanced logic. Of the mature process segment, power device shipments comprised 38% of total systems revenue with the general mature segment representing 39%, which includes image sensor applications.

On September 30, 2025, the Company, Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Veeco Instruments Inc., a Delaware corporation (“Veeco”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of the Company. For further information regarding the Merger, see Note 19 to the consolidated financial statements included in this report. On February 6, 2026, Axcelis held a special meeting of stockholders at which the issuance of Company common stock to the Veeco stockholders in the Merger was approved. The completion of the Merger remains subject to other customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China. Axcelis and Veeco continue to expect that the Merger will be completed in the second half of 2026.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product	93.2%	94.3%	93.8%	94.6%
Services	6.8	5.7	6.2	5.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	49.7	49.1	51.4	49.1
Services	7.9	6.0	7.2	5.4
Total cost of revenue	57.6	55.1	58.6	54.5
Gross profit	42.4	44.9	41.4	45.5
Operating expenses:
Research and development	13.5	13.9	13.9	14.0
Sales and marketing	9.1	7.7	8.9	7.8
General and administrative	10.4	8.4	11.9	8.7
Total operating expenses	33.0	30.0	34.7	30.5
Income from operations	9.4	14.9	6.7	15.0
Other income (expense):
Interest income	2.1	2.8	2.2	2.9
Interest expense	(0.6)	(0.7)	(0.6)	(0.7)
Other, net	0.8	1.0	0.3	0.4
Total other income	2.3	3.1	1.9	2.6
Income before income taxes	11.7	18.0	8.6	17.6
Income tax provision	1.0	1.9	0.8	2.1
Net income	10.7%	16.1%	7.8%	15.5%

Revenue

The following table sets forth our product and services revenue:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)
Revenue:
Product	$200,488	$183,402	$17,086	9.3%	$388,497	$366,226	$22,271	6.1%
Percentage of revenue	93.2%	94.3%			93.8%	94.6%
Services	14,687	11,142	3,545	31.8%	25,634	20,881	4,753	22.8%
Percentage of revenue	6.8%	5.7%			6.2%	5.4%
Total revenue	$215,175	$194,544	$20,631	10.6%	$414,131	$387,107	$27,024	7.0%

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

Product

Product revenue, which includes systems sales, sales of spare parts, product upgrades and used systems, was $200.5 million, or 93.2% of revenue, during the three months ended June 30, 2026, compared with $183.4 million, or 94.3% of revenue, for the three months ended June 30, 2025. The $17.1 million increase in product revenue for the three-month period ended June 30, 2026, in comparison to the same period in 2025, was primarily driven by an increase in Aftermarket sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at June 30, 2026 and December 31, 2025 was $118.5 million and $108.9 million, respectively.

Services

Services revenue, which includes the labor component of maintenance and service contracts and fees for service hours provided by on-site service personnel, was $14.7 million, or 6.8% of revenue, for the three months ended June 30, 2026, compared with $11.1 million, or 5.7% of revenue, for the three months ended June 30, 2025. Although services revenue typically increases with the expansion of the installed base of systems, it can fluctuate from period to period based on capacity utilization at customers’ manufacturing facilities, which affects the need for equipment service.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

Product

Product revenue was $388.5 million, or 93.8% of revenue, during the six months ended June 30, 2026, compared with $366.2 million, or 94.6% of revenue, for the six months ended June 30, 2025. The $22.3 million increase in product revenue for the six-month period ended June 30, 2026, in comparison to the same period in 2025, was primarily driven by an increase in Aftermarket sales, partially offset by a customer settlement of $4.9 million.

Services

Services revenue was $25.6 million, or 6.2% of revenue, for the six months ended June 30, 2026, compared with $20.9 million, or 5.4% of revenue, for the six months ended June 30, 2025.

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

Aftermarket and Systems Revenue

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

Included in total revenue of $215.2 million during the three months ended June 30, 2026 is revenue from our Aftermarket business of $82.8 million, compared with $61.3 million of Aftermarket revenue for the three months ended June 30, 2025. Aftermarket revenue fluctuates from period to period primarily based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $132.4 million of revenue for the three months ended June 30, 2026 was systems revenue, compared with $133.2 million of systems revenue for the three months ended June 30, 2025. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

Included in total revenue of $414.1 million during the six months ended June 30, 2026 is revenue from our Aftermarket business of $155.4 million, compared with $116.2 million of Aftermarket revenue for the six months ended June 30, 2025. The remaining $258.7 million of revenue for the six months ended June 30, 2026 was systems revenue, compared with $270.9 million of systems revenue for the six months ended June 30, 2025.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)
Gross Profit:
Product	$93,490	$87,940	$5,550	6.3%	$175,763	$176,264	$(501)	(0.3)%
Product gross margin	46.6%	47.9%			45.2%	48.1%

Services	(2,301)	(597)	(1,704)	285.4%	(3,993)	(153)	(3,840)	2,509.8%
Services gross margin	(15.7)%	(5.4)%			(15.6)%	(0.7)%
Total gross profit	$91,189	$87,343	$3,846	4.4%	$171,770	$176,111	$(4,341)	(2.5)%
Gross margin	42.4%	44.9%			41.4%	45.5%

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

Product

Gross margin from product revenue was 46.6% for the three months ended June 30, 2026, compared to 47.9% for the three months ended June 30, 2025. The decrease in gross margin resulted from a less favorable mix of system shipments.

Services

Gross margin from services revenue was (15.7)% for the three months ended June 30, 2026, compared to (5.4)% for the three months ended June 30, 2025. The decrease in gross margin is primarily attributable to changes in the mix of service contracts and fluctuations of service expenses. Occasionally, we experience negative gross margin on service revenue as contract costs can vary significantly from one period to another based on customer demand.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

Product

Gross margin from product revenue was 45.2% for the six months ended June 30, 2026, compared to 48.1% for the six months ended June 30, 2025. The decrease in gross margin primarily resulted from a less favorable mix of system shipments.

Services

Gross margin from services revenue was (15.6)% for the six months ended June 30, 2026, compared to (0.7)% for the six months ended June 30, 2025. The decrease in gross margin is primarily attributable to changes in the mix of service contracts and fluctuations of service expenses.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)
Research and development	$28,977	$27,064	$1,913	7.1%	$57,493	$54,192	$3,301	6.1%
Percentage of revenue	13.5%	13.9%			13.9%	14.0%
Sales and marketing	19,554	15,003	4,551	30.3%	36,908	30,127	6,781	22.5%
Percentage of revenue	9.1%	7.7%			8.9%	7.8%
General and administrative	22,377	16,311	6,066	37.2%	49,138	33,668	15,470	45.9%
Percentage of revenue	10.4%	8.4%			11.9%	8.7%
Total operating expenses	$70,908	$58,378	$12,530	21.5%	$143,539	$117,987	$25,552	21.7%
Percentage of revenue	33.0%	30.0%			34.7%	30.5%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $39.2 million, or 55.3%, of our total operating expenses for the three months ended June 30, 2026, compared to $35.9 million, or 61.5%, of our total operating expenses for the three months ended June 30, 2025. Personnel costs were $74.9 million, or 52.2%, of our total operating expenses for the six months ended June 30, 2026, compared to $71.3 million, or 60.4%, of our total operating expenses for the six months ended June 30, 2025. The higher personnel costs for the three months ended June 30, 2026 are primarily due to increases in salary, benefits, commissions, and stock-based compensation expenses. The higher personnel costs for the six months ended June 30, 2026 are primarily due to increases in salary, benefits, commissions, and stock-based compensation expenses, slightly offset by a decrease in separation program expenses.

Research and Development

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Research and development	$28,977	$27,064	$1,913	7.1%	$57,493	$54,192	$3,301	6.1%
Percentage of revenue	13.5%	13.9%			13.9%	14.0%

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

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

Research and development expense was $29.0 million during the three months ended June 30, 2026, an increase of $1.9 million, or 7.1%, compared with $27.1 million during the three months ended June 30, 2025. The increase is primarily due to higher personnel costs and an increase in consulting expenses.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

Research and development expense was $57.5 million during the six months ended June 30, 2026, an increase of $3.3 million, or 6.1%, compared with $54.2 million during the six months ended June 30, 2025. The increase is primarily due to higher personnel costs and an increase in consulting expenses.

Sales and Marketing

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Sales and marketing	$19,554	$15,003	$4,551	30.3%	$36,908	$30,127	$6,781	22.5%
Percentage of revenue	9.1%	7.7%			8.9%	7.8%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

Sales and marketing expense was $19.6 million during the three months ended June 30, 2026, an increase of $4.6 million, or 30.3%, compared with $15.0 million during the three months ended June 30, 2025. The increase is primarily due to higher personnel expenses and increases in freight expenses and evaluation tool costs.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

Sales and marketing expense was $36.9 million during the six months ended June 30, 2026, an increase of $6.8 million, or 22.5%, compared with $30.1 million during the six months ended June 30, 2025. The increase is primarily due to higher personnel expenses and increases in freight expenses and evaluation tool costs.

General and Administrative

	Three months ended		Period-to-Period		Six months ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
General and administrative	$22,377	$16,311	$6,066	37.2%	$49,138	$33,668	$15,470	45.9%
Percentage of revenue	10.4%	8.4%			11.9%	8.7%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

General and administrative expense was $22.4 million during the three months ended June 30, 2026, an increase of $6.1 million, or 37.2%, compared with $16.3 million during the three months ended June 30, 2025. The increase is due to an increase in professional fees related to the Merger.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

General and administrative expense was $49.1 million during the six months ended June 30, 2026, an increase of $15.5 million, or 45.9%, compared with $33.7 million during the six months ended June 30, 2025. The increase is due to an increase in professional fees related to the Merger.

Other Income (Expense)

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Other income (expense):	$5,067	$6,032	$(965)	(16.0)%	$7,742	$9,957	$(2,215)	(22.2)%
Percentage of revenue	2.3%	3.1%			1.9%	2.6%

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

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

Other income was $5.1 million for the three months ended June 30, 2026, compared with other income of $6.0 million for the three months ended June 30, 2025. The $1.0 million decrease in other income (expense) compared to the same prior year period was primarily due to a decrease in interest income of $0.9 million, partially offset by a slight increase in net foreign exchange gains of $0.2 million. Net foreign exchange gains for the three months ended June 30, 2026 includes $1.5 million of gains related to forward currency exchange contracts and foreign exchange gains of $0.2 million. Net foreign exchange gains for the three months ended June 30, 2025 includes foreign exchange gains of $7.3 million, partially offset by foreign exchange losses from forward currency exchange contracts of $5.8 million.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

Other income was $7.7 million for the six months ended June 30, 2026, compared with other income of $10.0 million for the six months ended June 30, 2025. The $2.2 million decrease in other income (expense) compared to the same prior year period was primarily due to a decrease in interest income of $2.0 million, partially offset by a slight increase in net foreign exchange gains of $0.1 million. Net foreign exchange gains for the six months ended June 30, 2026 includes $3.2 million of gains related to forward currency exchange contracts, partially offset by foreign exchange losses of

$2.0 million. Net foreign exchange gains for the six months ended June 30, 2025 includes foreign exchange gains of $8.1 million, partially offset by foreign exchange losses related to forward currency exchange contracts of $7.0 million.

Income Tax Provision

	Three months ended		Period-to-period		Six months ended		Period-to-period
	June 30,		change		June 30,		change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Income tax provision	$2,057	$3,621	$(1,564)	(43.2)%	$3,468	$8,126	$(4,658)	(57.3)%
Percentage of revenue	1.0%	1.9%			0.8%	2.1%

Income tax expense was $2.1 million for the three months ended June 30, 2026, compared to $3.6 million for the three months ended June 30, 2025. The $1.6 million decrease was primarily due to the decrease in pre-tax book income and an increase in stock-based compensation deduction. The reported effective tax rate for the three months ended June 30, 2026 was 8.1% compared to 10.3% for the three months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was less than the U.S. statutory rate of 21%, primarily attributable to the Foreign Derived Intangible Income deduction and Federal research and development tax credits.

Liquidity and Capital Resources

At June 30, 2026, we had $155.0 million in unrestricted cash and cash equivalents, $247.2 million in short-term investments and $174.8 million in long-term investments, in addition to $10.6 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we are using cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

Our liquidity is affected by many factors. Some of these relate specifically to the operations of our business, including for example, the rate of sales of our products, and others relate to the uncertainties of global economic conditions, including tariff programs implemented in countries in which we operate as well as the availability of credit and the condition of the overall semiconductor equipment industry. Our industry requires ongoing investments in operations and research and development that are not easily adjusted to reflect changes in revenue. As a result, profitability and cash flows can fluctuate more widely than revenue. Stock repurchases, as discussed below, also reduce our cash balances.

During the six months ended June 30, 2026 and 2025, we generated $36.5 million and $79.5 million, respectively, of cash related to operating activities.

Investing activities for the six months ended June 30, 2026 resulted in a cash usage of $16.7 million, $5.4 million of which was used for capital expenditures and $223.2 million of which was used to purchase short-term and long-term investments, partially offset by $211.9 million related to maturities of short-term investments. Investing activities for the six months ended June 30, 2025 resulted in cash generated of $35.9 million, $6.9 million of which was used for capital expenditures and $345.2 million of which was used to purchase short-term and long-term investments, offset by $388.0 million related to maturities and sales of short-term investments.

Financing activities for the six months ended June 30, 2026 resulted in a cash usage of $9.2 million. During the first six months of 2026, (i) $9.5 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, (ii) $0.2 million related to the excise taxes paid for the repurchase of our common stock, and (iii) $0.8 million was used to reduce the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.3 million of proceeds related to the purchase of shares under our 2020 ESPP during the first six months of 2026. In comparison, financing activities for the six months ended June 30, 2025 resulted in cash usage of $67.1 million, of which (i) $63.5 million related to the repurchase of our common stock (ii) $4.2 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $0.7 million relating to the reduction of our finance lease liability. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first six months of 2025.

As of June 30, 2026, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at June 30, 2026 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2025 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2026, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of June 30, 2026, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company’s common stock. This program was announced on March 1, 2022. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available upon the full utilization of the $100 million repurchase funding approved in February 2022. In March 2025, we announced that the Board of Directors approved an additional funding of $100 million for share repurchases. The Company’s share repurchase program does not have an expiration date. For the three months ended June 30, 2026, we did not have any repurchase activity. The aproximate value of shares that may yet be repurchased as of June 30, 2026 is $110 million.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On June 15, 2026, Robert J. Mahoney, our Executive Vice President, Global Operations, adopted a 10b5-1 Preset Diversification Program. The Preset Diversification Program will terminate December 31, 2026 and provides for the sale of up to 1,832 shares of Axcelis stock. No other director or officer adopted, modified or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K for the quarter ended June 30, 2026.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2026.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 6, 2026.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2026.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated August 6, 2026.

101*

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: August 6, 2026	By:	/s/ DAVID RYZHIK

David Ryzhik
Senior Vice President and Interim Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer