Form 10-Q
period 2026-09-30
AXCELIS TECHNOLOGIES INC
filed 2026-11-05
CIK 1113232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were 30,883,715 shares of the registrant’s common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Axcelis Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	237,781	213,611	651,912	600,718
Cost of revenue	140,357	124,805	382,717	335,802
Gross profit	97,424	88,806	269,195	264,916
Operating expenses:
Research and development	30,177	24,640	87,670	78,832
Sales and marketing	16,834	15,838	53,742	45,965
General and administrative	23,070	23,308	72,208	56,976
Total operating expenses	70,081	63,786	213,620	181,773
Income from operations	27,343	25,020	55,575	83,143
Other income (expense):
Interest income	7,422	5,465	16,459	16,547
Interest expense	(1,960)	(1,305)	(4,514)	(4,028)
Other, net	3,203	970	4,461	2,569
Total other income	8,665	5,130	16,406	15,088
Income before income taxes	36,008	30,150	71,981	98,231
Income tax (benefit) provision	(1,751)	4,164	1,717	12,290
Net income	$37,759	$25,986	$70,264	$85,941
Net income per share:
Basic	$1.22	$0.83	$2.28	$2.70
Diluted	$1.21	$0.83	$2.26	$2.70
Shares used in computing net income per share:
Basic weighted average shares of common stock	30,882	31,287	30,804	31,796
Diluted weighted average shares of common stock	31,105	31,450	31,089	31,863

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$37,759	$25,986	$70,264	$85,941
Other comprehensive income (loss):
Foreign currency translation adjustments	4,707	(1,408)	2,045	4,304
Amortization of actuarial net gain and other adjustments from pension plan	—	—	(19)	—
Unrealized (losses) gains on available-for-sale investments	(1,368)	278	(2,891)	301
Total other comprehensive income (loss)	3,339	(1,130)	(865)	4,605
Comprehensive income	$41,098	$24,856	$69,399	$90,546

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$190,769	$145,451
Short-term investments	281,588	228,802
Accounts receivable, net	154,713	168,479
Inventories, net	376,341	329,010
Prepaid income taxes	7,604	4,658
Prepaid expenses and other current assets	88,935	66,802
Total current assets	1,099,950	943,202
Property, plant and equipment, net	59,468	56,146
Operating lease assets	27,993	28,927
Finance lease assets, net	13,198	14,154
Long-term restricted cash	10,638	10,627
Deferred income taxes	79,268	79,895
Long-term investments	142,982	182,396
Other assets	44,015	46,004
Total assets	$1,477,512	$1,361,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,632	$42,309
Accrued compensation	28,103	34,233
Warranty	10,615	9,516
Income taxes	5,873	11,383
Deferred revenue	95,620	65,494
Current portion of finance lease obligation	1,799	1,575
Other current liabilities	27,755	33,150
Total current liabilities	248,397	197,660
Long-term finance lease obligation	39,367	40,754
Long-term deferred revenue	42,424	43,445
Other long-term liabilities	34,090	44,815
Total liabilities	364,278	326,674
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 75,000 shares authorized; 30,884 shares issued and outstanding at September 30, 2026; 30,717 shares issued and outstanding at December 31, 2025	31	31
Additional paid-in capital	542,467	533,309
Retained earnings	573,803	503,539
Accumulated other comprehensive loss	(3,067)	(2,202)
Total stockholders’ equity	1,113,234	1,034,677
Total liabilities and stockholders’ equity	$1,477,512	$1,361,351

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	32,365	$32	$548,654	$470,318	$(6,214)	$1,012,790
Net income	—	—	—	28,579	—	28,579
Foreign currency translation adjustments	—	—	—	—	646	646
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	81	81
Issuance of common stock on restricted stock units, net of shares withheld	38	—	(1,583)	—	—	(1,583)
Stock-based compensation expense	—	—	4,903	—	—	4,903
Repurchase of common stock	(274)	—	(4,954)	(13,224)	—	(18,178)
Balance at March 31, 2025	32,129	$32	$547,020	$485,673	$(5,487)	$1,027,238
Net income	—	—	—	31,376	—	31,376
Foreign currency translation adjustments	—	—	—	—	5,066	5,066
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(58)	(58)
Issuance of stock under Employee Stock Purchase Plan	21	—	1,246	—	—	1,246
Issuance of common stock on restricted stock units, net of shares withheld	94	—	(2,569)	—	—	(2,569)
Stock-based compensation expense	—	—	5,421	—	—	5,421
Repurchase of common stock	(826)	(1)	(15,451)	(29,885)	—	(45,337)
Balance at June 30, 2025	31,418	$31	$535,667	$487,164	$(479)	$1,022,383

Net income	—	—	—	25,986	—	25,986
Foreign currency translation adjustments	—	—	—	—	(1,408)	(1,408)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	278	278
Issuance of common stock on restricted stock units, net of shares withheld	3	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	5,344	—	—	5,344
Repurchase of common stock	(423)	—	(7,956)	(24,379)	—	(32,335)
Balance at September 30, 2025	30,998	$31	$532,951	$488,771	$(1,609)	$1,020,144

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2025	30,717	$31	$533,309	$503,539	$(2,202)	$1,034,677
Net income	—	—	—	9,214	—	9,214
Foreign currency translation adjustments	—	—	—	—	(2,256)	(2,256)
Change in pension obligation	—	—	—	—	(19)	(19)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(849)	(849)
Issuance of common stock on restricted stock units, net of shares withheld	16	—	(1,023)	—	—	(1,023)
Stock-based compensation expense	—	—	4,899	—	—	4,899
Balance at March 31, 2026	30,733	$31	$537,185	$512,753	$(5,326)	$1,044,643
Net income	—	—	—	23,291	—	23,291
Foreign currency translation adjustments	—	—	—	—	(406)	(406)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(674)	(674)
Issuance of stock under Employee Stock Purchase Plan	8	—	1,302	—	—	1,302
Issuance of common stock on restricted stock units, net of shares withheld	140	—	(8,516)	—	—	(8,516)
Stock-based compensation expense	—	—	6,425	—	—	6,425
Repurchase of common stock excise tax	—	—	(244)	—	—	(244)
Balance at June 30, 2026	30,881	$31	$536,152	$536,044	$(6,406)	$1,065,821

Net income	—	—	—	37,759	—	37,759
Foreign currency translation adjustments	—	—	—	—	4,707	4,707
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	(1,368)	(1,368)
Issuance of common stock on restricted stock units, net of shares withheld	3	—	(152)	—	—	(152)
Stock-based compensation expense	—	—	6,467	—	—	6,467
Balance at September 30, 2026	30,884	$31	$542,467	$573,803	$(3,067)	$1,113,234

See accompanying Notes to these Consolidated Financial Statements (Unaudited)

Axcelis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$70,264	$85,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,364	13,152
Deferred income taxes	573	(1,756)
Stock-based compensation expense	17,791	15,668
Provision for doubtful accounts	65	—
Provision for excess and obsolete inventory	2,920	2,625
Accretion of discounts and premiums on short-term and long-term investments	(1,277)	(3,335)
Unrealized currency gain on foreign denominated transactions	(10,596)	(2,229)
Mark-to-market adjustment on forward exchange contracts	150	585
Changes in operating assets and liabilities:
Accounts receivable	16,238	58,764
Inventories	(41,758)	(34,248)
Prepaid expenses and other current assets	(21,162)	3,323
Accounts payable and other current liabilities	22,767	1,365
Deferred revenue	27,844	(10,063)
Income taxes	(8,478)	2,180
Other assets and liabilities	(11,972)	(7,100)
Net cash provided by operating activities	76,733	124,872

Cash flows from investing activities
Expenditures for property, plant and equipment and capitalized software	(7,897)	(8,960)
Purchases of short-term and long-term investments	(304,393)	(506,626)
Maturities and sales of short-term investments	289,406	552,820
Net cash (used in) provided by investing activities	(22,884)	37,234

Cash flows from financing activities
Net settlement on restricted stock grants	(9,691)	(4,256)
Repurchase of common stock and excise tax on common stock repurchases	(244)	(95,850)
Proceeds from Employee Stock Purchase Plan purchases	1,302	1,246
Principal payments on finance lease obligation	(1,173)	(1,012)
Net cash used in financing activities	(9,806)	(99,872)

Effect of exchange rate changes on cash and cash equivalents	1,286	1,829
Net increase in cash, cash equivalents and restricted cash	45,329	64,063

Cash, cash equivalents and restricted cash at beginning of period	156,078	131,064
Cash, cash equivalents and restricted cash at end of period	$201,407	$195,127

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

The balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. As of September 30, 2026, there have been no material changes in the Company’s significant accounting policies. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

We recognized stock-based compensation expense of $6.5 million and $5.3 million for the three-month periods ended September 30, 2026 and 2025, respectively. These amounts include compensation expense related to RSUs. We recognized stock-based compensation expense of $17.8 million and $15.7 million for the nine-month periods ended September 30, 2026 and 2025, respectively. These amounts include compensation expense related to RSUs and stock issued to participants under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

In the three-month periods ended September 30, 2026 and 2025, we issued 2,940 and 3,121 shares of common stock upon vesting of RSUs granted under the 2012 Equity Plan. In both of the three-month periods ended September 30, 2026 and 2025, we received no proceeds in connection with purchases under the 2020 ESPP.

In both of the nine-month periods ended September 30, 2026 and 2025, we issued 0.2 million shares of common stock upon vesting of RSUs granted under the 2012 Equity Plan and purchases under the 2020 ESPP. In the nine-month periods ended September 30, 2026 and 2025, we received proceeds of $1.3 million and $1.2 million, respectively, in connection with purchases under the 2020 ESPP.

Note 3.  Leases

We have operating leases relating to manufacturing facilities, office space, warehouse space, computer and office equipment and vehicles used in our business operations. We have a finance lease in relation to the 2015 sale-leaseback of our corporate headquarters in Beverly, Massachusetts. We review all agreements to determine if the agreement contains a lease component. An agreement contains a lease component if it provides for the use of a specific physical space or a specific physical item.

We recognize operating lease obligations under Accounting Standards Codification Topic 842, Leases (“Topic 842”). The guidance in Topic 842 requires recognition of lease assets and related liabilities on a discounted basis using the explicit or implicit discount rate stated within the agreement. We recognize a corresponding right-of-use asset, which is initially determined based upon the net present value of the associated liability and is adjusted for deferred costs and possible impairment, if any. For those lease agreements that do not indicate the applicable discount rate, we use our incremental borrowing rate. We have made the following policy elections: (i) operating leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; (ii) we recognize lease expense for operating leases on a straight-line basis over the lease term; and (iii) we account for lease components and non-lease components that are fixed payments as one component. Some of our operating leases include one or more options to renew, with renewal terms that can extend the respective lease term by one to ten years. The exercise of lease renewal options is at our sole discretion. For lease extensions that are reasonably certain to occur, we have included the renewal periods in our calculation of the net present value of the lease obligation and related right-of-use asset. Certain leases also include options to purchase the leased property. The depreciable life of certain assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The amounts of operating and finance lease right-of-use assets and related lease obligations recorded within our consolidated balance sheets are as follows:

		September 30,	December 31,
Leases	Classification	2026	2025

Assets		(in thousands)
Operating leases	Operating lease assets	$27,993	$28,927
Finance lease	Finance lease assets*	13,198	14,154
Total leased assets		$41,191	$43,081
Liabilities
Current
Operating	Other current liabilities	$4,429	$4,859
Finance	Current portion of finance lease obligation	1,799	1,575
Non-current
Operating	Other long-term liabilities	24,267	24,613
Finance	Finance lease obligation	39,367	40,754
Total lease liabilities		$69,862	$71,801

*As of September 30, 2026, finance lease assets are recorded net of accumulated depreciation of $48.2 million and include $0.5 million of prepaid financing costs. As of December 31, 2025, finance lease assets are recorded net of accumulated depreciation of $47.7 million and include $0.5 million of prepaid financing costs.

Our operating lease office locations support local selling and servicing functions. Our Axcelis Asia Operations Center facility in South Korea is used to manufacture our products for Asia-based customers. In September 2026, we entered into a land lease agreement that allows us to construct a new manufacturing facility in Pyeongtaek, Gyeonggi Province, South Korea. Construction on our new manufacturing facility commenced in October 2026. The new facility will encompass approximately 200,000 square feet of total gross floor area with operations anticipated to commence in 2028. We also lease a logistics and flex manufacturing center in Beverly, Massachusetts to support our principal product manufacturing operations at our corporate headquarters.

Operating lease expense and depreciation and interest expense relating to our finance lease obligation are recognized within our Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Lease cost	Classification	2026	2025	2026	2025

Operating lease cost		(in thousands)
Product / services*	Cost of revenue	$1,626	$1,626	$4,865	$4,907
Research and development	Operating expenses	110	109	502	477
Sales and marketing*	Operating expenses	512	436	1,547	1,330
General and administrative*	Operating expenses	268	249	701	787
Total operating lease cost		$2,516	$2,420	$7,615	$7,501
Finance lease cost
Depreciation of leased assets	Cost of revenue, Research and development, Sales and marketing and General and administrative	$318	$264	$956	$907
Interest on lease liabilities	Interest expense	1,100	1,139	3,330	3,443
Total finance lease cost		$1,418	$1,403	$4,286	$4,350

Total lease cost		$3,934	$3,823	$11,901	$11,851

* Product / services, sales and marketing and general and administrative expense also includes short-term lease and variable lease costs of approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and includes short-term lease and variable lease costs of approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2025, respectively.

The lease of our corporate headquarters, shown below under finance leases, had an original lease term of 22 years, beginning in January 2015 and expiring in January 2037, with renewal options. All other locations are treated as operating leases, with lease terms ranging from one to 40 years. The tables below reflect the minimum cash outflow regarding our current lease obligations as well as the weighted average remaining lease term and weighted-average discount rates used in our calculation of our lease obligations and right-of-use assets as of September 30, 2026:

	Finance	Operating	Total
Maturity of Lease Liabilities	Leases	Leases	Leases

	(in thousands)
2026	$1,505	$1,697	$3,202
2027	6,128	5,409	11,537
2028	6,251	3,957	10,208
2029	6,376	3,085	9,461
2030	6,503	2,994	9,497
Thereafter	42,456	25,483	67,939
Total lease payments	$69,219	$42,625	$111,844
Less interest portion*	(28,053)	(13,929)	(41,982)
Finance lease and operating lease obligations	$41,166	$28,696	$69,862

* Finance lease interest calculated using the implied interest rate; operating lease interest calculated using estimated corporate borrowing rate.

The table above does not include options to renew lease terms that are not reasonably certain of being exercised.

September 30,
Lease term and discount rate	2026
Weighted average remaining lease term (years):
Operating leases	11.5
Finance leases	10.3
Weighted average discount rate:
Operating leases	5.6%
Finance leases	10.5%

Our cash flows from our operating leases include rent expense and other charges associated with these leases. These cash flows are included within the operating activities section of our statement of cash flows. Our cash flows from our finance lease include both an interest component and a principal component. The table below shows our cash outflows by lease type and related section of our statement of cash flows, as well as the non-cash amount capitalized on our balance sheet in relation to our operating lease right-of-use assets for the nine months ended September 30, 2026 and 2025, respectively:

	Nine months ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025

	(in thousands)
Operating cash outflows from operating leases	$7,615	$7,501
Operating cash outflows from finance leases	3,330	3,443
Financing cash outflows from finance leases	1,173	1,012
Operating lease assets obtained in exchange for operating lease liabilities	3,300	3,852
Finance lease assets obtained in exchange for new finance lease liabilities	—	—

Note 4. Revenue

Beginning in the third quarter of 2026, we no longer separately present revenue and gross profit attributable to Services. Services represents a small percentage of our broader aftermarket business and, when presented separately, is not representative of the performance of the overall aftermarket business. In addition, management does not make business operational decisions based on the disaggregation of revenue and gross profit. Accordingly, we believe presenting Services within our consolidated results provides a more meaningful presentation of our results of operations to investors. Prior periods have been recast to conform to current period presentation.

To reflect the organization of our business operations, we divide revenue into two categories: (i) revenue from sales of new systems and (ii) revenue arising from the sale of used systems, parts, and labor to customers who own systems, which we refer to as “Aftermarket.”

Revenue by categories used by management are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Systems	$145,136	$143,668	$403,836	$414,564
Aftermarket	92,645	69,943	248,076	186,154
Total Revenue	$237,781	$213,611	$651,912	$600,718

We also consider revenue by geography. Revenue is allocated to geographic markets based upon the location to which our products are shipped and in which our services are performed. Revenue in our principal geographic markets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
North America	$31,093	$29,161	$67,275	$103,909
Asia Pacific	179,041	161,352	501,332	441,405
Europe	27,647	23,098	83,305	55,404
Total Revenue	$237,781	$213,611	$651,912	$600,718

Our system sales revenue transactions give rise to contract liabilities (in the case of pre-payments and the fair value of goods and services to be delivered after the system delivery, such as installation and certain warranty obligations).

Contract liabilities are as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Contract liabilities	$138,044	$108,939

Contract liabilities are reflected as deferred revenue on the consolidated balance sheets and include payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. Contract liabilities are recognized as revenue upon the fulfillment of performance obligations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Balance, beginning of the period	$118,542	$129,742	$108,939	$138,174
Deferral of revenue	42,789	27,991	73,740	48,740
Other adjustments*	—	—	(450)	(2,272)
Recognition of deferred revenue	(23,287)	(28,813)	(44,185)	(55,722)
Balance, end of the period	$138,044	$128,920	$138,044	$128,920

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

Management performs detailed reviews of our receivables on a quarterly basis to assess the adequacy of the allowances and to determine if any impairment has occurred. Amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Changes to the allowances for credit losses are maintained through adjustments to the provision for credit losses, which are charged to current period earnings. We did not incur any credit losses or recoveries for the three-month period ended September 30, 2026. We recorded $0.1 million of bad debt expense for the nine-month period ended September 30, 2026. We did not incur any credit losses or recoveries for the three and nine-month periods ended September 30, 2025. As of both September 30, 2026 and September 30, 2025, we had no allowance for credit losses.

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

The components of net earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income available to common stockholders	$37,759	$25,986	$70,264	$85,941
Weighted average shares of common stock outstanding used in computing basic income per share	30,882	31,287	30,804	31,796
Incremental RSUs	223	163	285	67
Weighted average shares of common stock used in computing diluted net income per share	31,105	31,450	31,089	31,863
Net income per share
Basic	$1.22	$0.83	$2.28	$2.70
Diluted	$1.21	$0.83	$2.26	$2.70

Diluted weighted average shares of common stock outstanding does not include 182,212 and 187,726 common equivalent shares issuable with respect to outstanding equity awards for the three-month periods ended September 30, 2026 and 2025, respectively, and 97,802 and 268,357 common equivalent shares issuable with respect to outstanding equity awards for the nine-month periods ended September 30, 2026 and 2025, respectively, as their effect would have been anti-dilutive.

Note 7.  Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, by component, for the nine months ended September 30, 2026:

			Unrealized gains (losses) on
	Foreign	Defined benefit	available-for-sale
	currency	pension plan	investments	Total

	(in thousands)
Balance at December 31, 2025	$(2,657)	$19	$436	$(2,202)
Other comprehensive income and reclassifications	2,045	(19)	(2,891)	(865)
Balance at September 30, 2026	$(612)	$—	$(2,455)	$(3,067)

Note 8. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash balances on hand, cash equivalents, which include short-term investments having a maturity of 90 days or less at time of purchase, and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the statement of cash flows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$190,769	$145,451
Long-term restricted cash	10,638	10,627
Total cash, cash equivalents and restricted cash	$201,407	$156,078

As of September 30, 2026, we had $10.6 million in restricted cash representing the total of (i) a $5.9 million cash collateralized letter of credit serving as a security deposit for our headquarters lease in Beverly, Massachusetts, (ii) a $3.9 million letter of credit for customs purposes, (iii) a $0.7 million cash collateralized letter of credit relating to workers’ compensation insurance and (iv) a $0.1 million deposit relating to customs activity. See Note 12 for further discussion on the $5.9 million cash collateralized letter of credit.

Note 9.  Inventories, net

The components of inventories are as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Raw materials	$291,597	$259,039
Work in process	61,100	51,761
Finished goods (completed systems)	23,644	18,210
Inventories, net	$376,341	$329,010

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

The changes in our standard product warranty liability are as follows:

	Nine months ended
	September 30,
	2026	2025

	(in thousands)
Balance at January 1 (beginning of year)	$11,587	$15,183
Warranties issued during the period	7,483	6,498
Settlements made during the period	(6,574)	(9,632)
Changes in estimate of liability for pre-existing warranties during the period	(266)	(712)
Balance at September 30 (end of period)	$12,230	$11,337

Amount classified as current	$10,615	$9,258
Amount classified as long-term (within other long-term liabilities)	1,615	2,079
Total warranty liability	$12,230	$11,337

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

The following tables set forth our assets which are measured at fair value by level within the fair value hierarchy:

	September 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$135,477	$—	$—	$135,477
Short-term investments (U.S. Government Securities and Agency Investments)	281,588	—	—	281,588
Mark-to-market adjustment on forward exchange contracts	—	(150)	—	(150)
Long-term investments (U.S. Government Securities and Agency Investments)	142,982	—	—	142,982
Total	$560,047	$(150)	$—	$559,897

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets
Cash equivalents and other short-term investments:
Cash equivalents (money market funds, U.S. Government Securities and Agency Investments)	$93,348	$—	$—	$93,348
Short-term investments (U.S. Government Securities and Agency Investments)	228,802	—	—	228,802
Mark-to-market adjustment on forward exchange contracts	—	435	—	435
Long-term investments (U.S. Government Securities and Agency Investments)	182,396	—	—	182,396
Total	$504,546	$435	$—	$504,981

The following table summarizes the contractual maturities of our cash equivalents and investments as of September 30, 2026:

	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$417,768	$417,065
Due after one year through two years	144,735	142,982
Total	$562,503	$560,047

(c)  Other Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, forward currency exchange contracts and other current assets and non-current assets, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

(d)  Forward Currency Exchange Contracts

We enter into forward currency exchange contracts to minimize the impact of foreign currency fluctuations on our earnings and cash flows. These contracts have month-to-month settlement dates. Any gains or losses on these contracts are reported within Other, net in our Consolidated Statement of Operations. Any open contracts at period end that have settlement dates within one month after the reported period end are marked-to-market and the valuation adjustments related to these open contracts are recorded in the current asset or current liability account. Any unrealized gain or loss on the open contracts is recognized and recorded within Other, net in our Consolidated Statement of Operations. These contracts are measured at fair value using observable market inputs such as forward currency exchange rates and our counterparties’

credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 30, 2026, the recognized unrealized loss on these forward exchange contracts was approximately $0.2 million. Based on our continued ability to trade and enter into forward contracts, we consider the markets for our fair value instruments to be active. We evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 30, 2026, such credit risks have not had an adverse impact on the fair value of these instruments.

Note 12.  Financing Arrangements

On January 30, 2015, we sold our corporate headquarters facility in Beverly, Massachusetts for $48.9 million. As part of the sale, we also entered into a 22-year lease agreement of our headquarters facility. This sale-leaseback is accounted for as a finance lease under generally accepted accounting principles and, as such, we have recorded a finance lease obligation of $41.2 million as of September 30, 2026. The associated lease payments include both an interest component and payment of principal, with the remaining liability being extinguished at the end of the original lease term. As of September 30, 2026, we had a security deposit of $5.9 million related to this lease in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

Note 13.  Income Taxes

Income tax benefit was $1.8 million for the three months ended September 30, 2026, compared to income tax expense of $4.2 million for the three months ended September 30, 2025. The $5.9 million decrease was primarily due to the reversal of uncertain tax positions resulting from an audit settled during the period. The reported effective tax rate (“ETR”) for the three months ended September 30, 2026 was (4.9)% compared to 13.8% for the three months ended September 30, 2025. The ETR for the nine months ended September 30, 2026 was less than the U.S. statutory rate of 21%, primarily attributable to the reversal of uncertain tax positions resulting from an audit settled during the period and the Foreign Derived Intangible Income deduction.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions being implemented through 2027. The impacts of the portions of the OBBBA that have come into effect are reflected in our results for the quarter ended September 30, 2026. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Note 14.  Concentration of Risk

For the three months ended September 30, 2026, two customers accounted for 11.1% and 16.9% of total revenue. For the three months ended September 30, 2025, one customer accounted for 11.9% of total revenue.

For the nine months ended September 30, 2026, two customers accounted for 15.4% and 17.5% of total revenue. For the nine months ended September 30, 2025, one customer accounted for 10.6% of total revenue.

At September 30, 2026, three customers accounted for 10.8%, 10.9%, and 11.3% of accounts receivable. At December 31, 2025, three customers accounted for 14.7%, 13.5%, and 10.3% of accounts receivable.

Note 15. Share Repurchase

In March 2025, our Board of Directors approved an additional funding of $100 million for our stock repurchase program. This approval brings the current outstanding repurchase authorization to $215 million, with $110 million available for future stock repurchases as of September 30, 2026. During the nine months ended September 30, 2026, no shares of common stock were repurchased. The timing and actual number of any additional shares to be repurchased under this program will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue:	$237,781	$213,611	$651,912	$600,718
Less:
Cost of revenue	140,357	124,805	382,717	335,802
Research and development	30,177	24,640	87,670	78,832
Sales and marketing	16,834	15,838	53,742	45,965
General and administrative	23,070	23,308	72,208	56,976
Total other income	8,665	5,130	16,406	15,088
Income tax (benefit) provision	(1,751)	4,164	1,717	12,290
Segment Net Income	37,759	25,986	70,264	85,941
Reconciliation of profit or loss Adjustments and reconciling items	-	-	-	-
Net income	$37,759	$25,986	$70,264	$85,941

The above table includes depreciation expense and amortization expense of $4.5 million and $13.4 million for the three and nine-month periods ended September 30, 2026, respectively, and depreciation expense and amortization expense of $4.3 million and $13.2 million for the three and nine-month periods ended September 30, 2025, respectively.

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

The antitrust clearance from China’s State Administration for Market Regulation (“SAMR”), is currently the only regulatory approval that remains outstanding, and the parties continue to work constructively with SAMR. Axcelis and Veeco now expect the transaction to close by the first quarter of 2027, subject to the satisfaction or waiver of all closing conditions. There can be no assurances that the closing will occur on this timeline.

If the transaction is not completed within the period during which clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended, remains effective, the parties may need to refile their notifications under the HSR Act.

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

Overview

We are primarily a producer of ion implantation equipment used in the fabrication of semiconductor chips in the United States, Europe, and Asia. In addition, we provide extensive worldwide aftermarket service and support, including spare parts, equipment upgrades and maintenance services to the semiconductor industry. Our product development and manufacturing activities currently occur primarily in the United States and South Korea. Our equipment and service products are highly technical and are sold through a direct sales force in the United States, Europe, and Asia. Consolidation and partnering within the semiconductor manufacturing industry has resulted in a small number of customers representing a substantial portion of our business. Our ten largest customers accounted for 66.3% of total revenue for the nine months ended September 30, 2026.

Beginning in the third quarter of 2026, we no longer separately present revenue and gross profit attributable to Services. Services represents a small percentage of our broader aftermarket business and, when presented separately, is not representative of the performance of the overall aftermarket business. In addition, management does not make business operational decisions based on the disaggregation of revenue and gross profit. Accordingly, we believe presenting Services within our consolidated results provides a more meaningful presentation of our results of operations to investors. Prior periods have been recast to conform to current period presentation.

Total revenue for the first nine months of 2026 increased 8.5% in comparison to the same period in the prior year, driven by strong Aftermarket sales. Sales of our systems in the first nine months of 2026 were down slightly compared to the same period in the prior year. During the nine months ended September 30, 2026, the overall mature process segment represented 77% of our shipped systems revenue, with the remainder represented by 20% of shipments to dynamic random-access memory (“DRAM”) applications, 1% of shipments to NAND memory applications, and 1% of shipments to advanced logic. Of the mature process segment, power device shipments comprised 40% of total systems revenue with the general mature segment representing 37%, which includes image sensor applications.

On September 30, 2025, the Company, Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Veeco Instruments Inc., a Delaware corporation (“Veeco”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of the Company. For further information regarding the Merger, see Note 19 to the consolidated financial statements included in this report. On February 6, 2026, Axcelis held a special meeting of stockholders at which the issuance of Company common stock to the Veeco stockholders in the Merger was approved. The antitrust clearance from SAMR is currently the only regulatory approval that remains outstanding, and the parties continue to work constructively with SAMR. Axcelis and Veeco now expect the transaction to close by the first quarter of 2027, subject to the satisfaction or waiver of all closing conditions. There can be no assurances that the closing will occur on this timeline. If the transaction is not completed within the period during which clearance under the HSR Act, as amended, remains effective, the parties may need to refile their notifications under the HSR Act.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	59.0	58.4	58.7	55.9
Gross profit	41.0	41.6	41.3	44.1
Operating expenses:
Research and development	12.7	11.5	13.4	13.1
Sales and marketing	7.1	7.4	8.2	7.7
General and administrative	9.7	11.0	11.1	9.5
Total operating expenses	29.5	29.9	32.7	30.3
Income from operations	11.5	11.7	8.6	13.8
Other income (expense):
Interest income	3.1	2.6	2.5	2.8
Interest expense	(0.8)	(0.6)	(0.7)	(0.7)
Other, net	1.3	0.5	0.7	0.4
Total other income	3.6	2.5	2.5	2.5
Income before income taxes	15.1	14.2	11.1	16.3
Income tax (benefit) provision	(0.7)	1.9	0.3	2.0
Net income	15.8%	12.3%	10.8%	14.3%

Revenue

The following table sets forth our total revenue:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Revenue	$237,781	$213,611	$24,170	11.3%	$651,912	$600,718	$51,194	8.5%
Percentage of revenue	100.0%	100.0%			100.0%	100.0%

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

Total revenue was $237.8 million during the three months ended September 30, 2026, compared with $213.6 million, for the three months ended September 30, 2025. The $24.2 million increase in total revenue for the three-month period ended September 30, 2026, in comparison to the same period in 2025, was primarily driven by an increase in Aftermarket sales.

Deferred revenue includes payments received in advance of system sales as well as deferral of revenue from systems sales for installation and other future performance obligations. The total amount of deferred revenue at September 30, 2026 and December 31, 2025 was $138.0 million and $108.9 million, respectively.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

Total revenue was $651.9 million during the nine months ended September 30, 2026, compared with $600.7 million for the nine months ended September 30, 2025. The $51.2 million increase in total revenue for the nine-month period ended September 30, 2026, in comparison to the same period in 2025, was primarily driven by an increase in Aftermarket sales, partially offset by a customer settlement of $4.9 million.

Revenue Categories used by Management

Management regularly disaggregates revenue in the following categories, which it finds relevant and useful:

●	Systems and Aftermarket revenues, in which “Aftermarket” is:
A.	The portion of revenue relating to spare parts, product upgrades and used equipment, combined with
B.	Services revenue, which is the labor component of Aftermarket revenues;

(Aftermarket purchases reflect current fab utilization as opposed to Systems purchases which reflect capital investment decisions by our customers, which have differing economic drivers);

●	Revenue by geographic regions, since economic factors impacting customer purchasing decisions may vary by geographic region; and
●	Revenue by our customer market segments, since they can be subject to different economic drivers at different periods of time, impacting a customer’s likelihood of purchasing capital equipment during any particular period. Currently, management references four customer market segments: memory, power, general mature process technology, and advanced logic.

Aftermarket and Systems Revenue

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

Included in total revenue of $237.8 million during the three months ended September 30, 2026 is revenue from our Aftermarket business of $92.6 million, compared with $69.9 million of Aftermarket revenue for the three months ended September 30, 2025. Aftermarket revenue fluctuates from period to period primarily based on capacity utilization at customers’ manufacturing facilities, which affects the sale of spare parts and demand for equipment service. Aftermarket revenue can also fluctuate from period to period based on the demand for system upgrades or used equipment. The remaining $145.2 million of revenue for the three months ended September 30, 2026 was systems revenue, compared with $143.7 million of systems revenue for the three months ended September 30, 2025. Systems revenue fluctuates from period to period based on our customers’ capital spending.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

Included in total revenue of $651.9 million during the nine months ended September 30, 2026 is revenue from our Aftermarket business of $248.1 million, compared with $186.2 million of Aftermarket revenue for the nine months ended September 30, 2025. The remaining $403.8 million of revenue for the nine months ended September 30, 2026 was systems revenue, compared with $414.5 million of systems revenue for the nine months ended September 30, 2025.

Gross Profit / Gross Margin

The following table sets forth our gross profit / gross margin:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Gross Profit:	$97,424	$88,806	$8,618	9.7%	$269,195	$264,916	$4,279	1.6%
Gross margin	41.0%	41.6%			41.3%	44.1%

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

Gross margin was 41.0% for the three months ended September 30, 2026, compared to 41.6% for the three months ended September 30, 2025. The decrease in gross margin resulted from an exchange rate headwind from an increased strength in the South Korean Won as well as an increased mix of lower margin systems partially offset by an increased mix of higher margin CS&I revenue.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

Gross margin was 41.3% for the nine months ended September 30, 2026, compared to 44.1% for the nine months ended September 30, 2025. The decrease in gross margin resulted from an exchange rate headwind from increased strength in the South Korean Won as well as an increased mix of lower margin systems partially offset by an increased mix of higher margin CS&I revenue.

Operating Expenses

The following table sets forth our operating expenses:

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)
Research and development	$30,177	$24,640	$5,537	22.5%	$87,670	$78,832	$8,838	11.2%
Percentage of revenue	12.7%	11.5%			13.4%	13.1%
Sales and marketing	16,834	15,838	996	6.3%	53,742	45,965	7,777	16.9%
Percentage of revenue	7.1%	7.4%			8.2%	7.7%
General and administrative	23,070	23,308	(238)	(1.0)%	72,208	56,976	15,232	26.7%
Percentage of revenue	9.7%	11.0%			11.1%	9.5%
Total operating expenses	$70,081	$63,786	$6,295	9.9%	$213,620	$181,773	$31,847	17.5%
Percentage of revenue	29.5%	29.9%			32.7%	30.3%

Our operating expenses consist primarily of personnel costs, including wages, commissions, incentive-based compensation, stock-based compensation and related benefits and taxes; project material costs related to the design and development of new products and enhancement of existing products; and professional fees, travel and depreciation expenses.

Personnel costs are our largest expense, representing $39.3 million, or 56.0%, of our total operating expenses for the three months ended September 30, 2026, compared to $32.5 million, or 50.9%, of our total operating expenses for the three months ended September 30, 2025. Personnel costs were $114.2 million, or 53.5%, of our total operating expenses for the nine months ended September 30, 2026, compared to $103.8 million, or 57.1%, of our total operating expenses for the nine months ended September 30, 2025. The higher personnel costs for the three months ended September 30, 2026 are primarily due to increases in salary, variable compensation, and stock-based compensation expenses. The higher personnel costs for the nine months ended September 30, 2026 are primarily due to increases in salary, benefits, variable compensation, and stock-based compensation expenses.

Research and Development

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Research and development	$30,177	$24,640	$5,537	22.5%	$87,670	$78,832	$8,838	11.2%
Percentage of revenue	12.7%	11.5%			13.4%	13.1%

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

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

Research and development expense was $30.2 million during the three months ended September 30, 2026, an increase of $5.5 million, or 22.5%, compared with $24.6 million during the three months ended September 30, 2025. The increase is primarily due to higher personnel costs.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

Research and development expense was $87.7 million during the nine months ended September 30, 2026, an increase of $8.8 million, or 11.2%, compared with $78.8 million during the nine months ended September 30, 2025. The increase is primarily due to higher personnel costs and an increase in consulting and service expenses.

Sales and Marketing

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Sales and marketing	$16,834	$15,838	$996	6.3%	$53,742	$45,965	$7,777	16.9%
Percentage of revenue	7.1%	7.4%			8.2%	7.7%

Our sales and marketing expenses result primarily from the sale of our equipment and services through our direct sales force.

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

Sales and marketing expense was $16.8 million during the three months ended September 30, 2026, an increase of $1.0 million, or 6.3%, compared with $15.8 million during the three months ended September 30, 2025. The increase is primarily due to higher personnel expenses, partially offset by a decrease in freight expenses.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

Sales and marketing expense was $53.7 million during the nine months ended September 30, 2026, an increase of $7.8 million, or 16.9%, compared with $46.0 million during the nine months ended September 30, 2025. The increase is primarily due to higher personnel expenses and evaluation tool costs.

General and Administrative

	Three months ended		Period-to-Period		Nine months ended		Period-to-Period
	September 30,		Change		September 30,		Change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
General and administrative	$23,070	$23,308	$(238)	(1.0)%	$72,208	$56,976	$15,232	26.7%
Percentage of revenue	9.7%	11.0%			11.1%	9.5%

Our general and administrative expenses result primarily from the costs associated with our executive, finance, information technology, legal and human resource functions.

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

General and administrative expense was $23.1 million during the three months ended September 30, 2026, a decrease of $0.2 million, or (1.0)%, compared with $23.3 million during the three months ended September 30, 2025. The decrease is primarily due to lower professional fees related to the Merger, partially offset by higher personnel expenses.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

General and administrative expense was $72.2 million during the nine months ended September 30, 2026, an increase of $15.2 million, or 26.7%, compared with $57.0 million during the nine months ended September 30, 2025. The increase is due to an increase in professional fees related to the Merger.

Other Income (Expense)

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Other income (expense):	$8,665	$5,130	$3,535	68.9%	$16,406	$15,088	$1,318	8.7%
Percentage of revenue	3.6%	2.5%			2.5%	2.5%

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

Three months ended September 30, 2026 Compared with Three months ended September 30, 2025

Other income was $8.7 million for the three months ended September 30, 2026, compared with other income of $5.1 million for the three months ended September 30, 2025. The $3.5 million increase in other income compared to the same prior year period was primarily due to an increase in net foreign exchange gains of $2.2 million and the reversal of $2.6 million of interest expense related to uncertain tax positions reflected in interest income, partially offset by a decrease in interest income from investments of $0.6 million and an increase in interest expense of $0.7 million. Net foreign exchange gains for the three months ended September 30, 2026 includes $10.3 million of foreign exchange gains, partially offset by foreign exchange losses related to forward currency exchange contracts of $7.1 million. Net foreign exchange gains for the three months ended September 30, 2025 includes foreign exchange gains related to forward currency exchange contracts of $2.6 million, partially offset by foreign exchange losses of $1.7 million.

Nine months ended September 30, 2026 Compared with Nine months ended September 30, 2025

Other income was $16.4 million for the nine months ended September 30, 2026, compared with other income of $15.1 million for the nine months ended September 30, 2025. The $1.3 million increase in other income compared to the same prior year period was primarily due to an increase in net foreign exchange gains of $2.3 million and the reversal of $2.6 million of interest expense related to uncertain tax positions reflected in interest income, partially offset by a decrease in interest income from investments of $2.7 million and an increase in interest expense of $0.5 million. Net foreign exchange gains for the nine months ended September 30, 2026 includes $8.4 million of foreign exchange gains, partially offset by foreign exchange losses related to forward currency exchange contracts of $3.9 million. Net foreign exchange gains for the nine months ended September 30, 2025 includes foreign exchange gains of $6.5 million, partially offset by foreign exchange losses related to forward currency exchange contracts of $4.4 million.

Income Tax (Benefit) Provision

	Three months ended		Period-to-period		Nine months ended		Period-to-period
	September 30,		change		September 30,		change
	2026	2025	$ %		2026	2025	$ %

	(dollars in thousands)
Income tax (benefit) provision	$(1,751)	$4,164	$(5,915)	(142.1)%	$1,717	$12,290	$(10,573)	(86.0)%
Percentage of revenue	(0.7)%	1.9%			0.3%	2.0%

Income tax benefit was $1.8 million for the three months ended September 30, 2026, compared to income tax expense of $4.2 million for the three months ended September 30, 2025. The $5.9 million decrease was primarily due to the reversal of uncertain tax positions resulting from an audit settled during the period. The reported effective tax rate for the three months ended September 30, 2026 was (4.9)% compared to 13.8% for the three months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was less than the U.S. statutory rate of 21%, primarily attributable to the reversal of uncertain tax positions resulting from an audit settled during the period and the Foreign Derived Intangible Income deduction.

Liquidity and Capital Resources

At September 30, 2026, we had $190.8 million in unrestricted cash and cash equivalents, $281.6 million in short-term investments and $143.0 million in long-term investments, in addition to $10.6 million in restricted cash. Management believes that maintaining a strong cash balance is necessary to fund a continuing ramp in our business which can require significant cash investment to meet sudden demand. Additionally, we have historically used cash to repurchase shares as part of our stock repurchase program and are considering both organic and inorganic opportunities to drive future growth, for which cash resources will be necessary.

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

During the nine months ended September 30, 2026 and 2025, we generated $76.7 million and $124.9 million, respectively, of cash related to operating activities.

Investing activities for the nine months ended September 30, 2026 resulted in a cash usage of $22.9 million, $7.9 million of which was used for capital expenditures and $304.4 million of which was used to purchase short-term and long-term investments, partially offset by $289.4 million related to maturities of short-term investments. Investing activities for the nine months ended September 30, 2025 resulted in cash generated of $37.2 million, $9.0 million of which was used for capital expenditures and $506.6 million of which was used to purchase short-term and long-term investments, offset by $552.8 million related to maturities and sales of short-term investments.

Financing activities for the nine months ended September 30, 2026 resulted in a cash usage of $9.8 million. During the first nine months of 2026, (i) $9.7 million was used for payments to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, where units are withheld by us to cover taxes, (ii) $0.2 million related to the excise taxes paid for the repurchase of our common stock, and (iii) $1.2 million was used to reduce the liability under the finance lease of our corporate headquarters. These amounts were partially offset by $1.3 million of proceeds related to the purchase of shares under our 2020 ESPP during the first nine months of 2026. In comparison, financing activities for the nine months ended September 30, 2025 resulted in cash usage of $99.9 million, of which (i) $95.9 million related to the repurchase of our common stock (ii) $4.3 million related to payments made to government tax authorities for income tax withholding on employee compensation arising from the vesting of RSUs, and (iii) $1.0 million relating to the reduction of our finance lease liability. These amounts were partially offset by $1.2 million of proceeds related to the purchase of shares under our 2020 ESPP during the first nine months of 2025.

As of September 30, 2026, we had a security deposit of $5.9 million related to the lease of our corporate headquarters in the form of a cash collateralized letter of credit, which is classified as long-term restricted cash on our balance sheet.

We believe that based on our current market, revenue, expense and cash flow forecasts, our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the short- and long-term.

Commitments and Contingencies

Significant commitments and contingencies at September 30, 2026 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the consolidated financial statements included in our 2025 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2026, there have been no material changes to the quantitative information about market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 1A.  Risk Factors.

As of September 30, 2026, there have been no material changes to the risk factors described in Item 1A, “Risk Factors” included in our 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In February 2022, our Board of Directors authorized a share repurchase program for up to $100 million of the Company’s common stock. This program was announced on March 1, 2022. In August 2023, our Board of Directors approved additional funding of $200 million for our stock repurchase program, to be available upon the full utilization of the $100 million repurchase funding approved in February 2022. In March 2025, we announced that the Board of Directors approved an additional funding of $100 million for share repurchases. The Company’s share repurchase program does not have an expiration date. For the three months ended September 30, 2026, we did not have any repurchase activity. The aproximate value of shares that may yet be repurchased as of September 30, 2026 is $110 million.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

No director or officer adopted, modified or terminated any contract, instrument or written plan for the purchase or sale of Axcelis securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K for the quarter ended September 30, 2026.

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

3.3	Bylaws of the Company, as amended as of May 11, 2022. Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on May 11, 2022.

31.1*	Certification of the Principal Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2026.

31.2*	Certification of the Principal Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated November 5, 2026.

32.1**	Certification of the Principal Executive Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2026.

32.2**	Certification of the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act), dated November 5, 2026.

101*

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited). Filed herewith.

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

AXCELIS TECHNOLOGIES, INC.
DATED: November 5, 2026	By:	/s/ DAVID RYZHIK

David Ryzhik
Senior Vice President and Interim Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer